Form 10-Q
period 2008-03-31
TAMANDARE EXPLORATIONS INC.
filed 2008-05-15
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                Seefeldstrasse 69
                             Zurich 8008 Switzerland
         (Address of principal executive offices, including zip code.)

                      (800) 880-6416 & 011-41-44-274-28-28
                     (telephone number, including area code)

                            Resident Agents of Nevada
                          711 S. Cason Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
           (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of May 14, 2008.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                 (Unaudited)
                                                                   March 31,         December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,999           $ 14,043
                                                                   --------           --------

TOTAL ASSETS                                                       $  4,999           $ 14,043
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
    as of March 31, 2008 and December 31, 2007                        3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (10,001)              (957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            4,999             14,043
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,999           $ 14,043
                                                                   ========           ========


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                               November 16, 2007
                                             Three Months         (inception)
                                                Ended               through
                                               March 31,           March 31,
                                                 2008                2008
                                              ----------          ----------
General & Administrative Expenses             $       45          $    1,001
Mineral Property Expenses                          7,000               7,000
Professional Fees                                  2,000               2,000
                                              ----------          ----------

Net Loss                                      $    9,045          $   10,001
                                              ==========          ==========

Basic and Diluted Net Loss Per Share          $     0.00
                                              ==========
Weighted Average Number of
 Common Shares Outstanding                     3,000,000
                                              ==========


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             November 16, 2007
                                                           Three Months        (inception)
                                                              Ended             through
                                                             March 31,          March 31,
                                                               2008               2008
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (9,045)          $(10,001)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                        --                 --
                                                             --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                (9,045)           (10,001)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                         --             15,000
                                                             --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                --             15,000
                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                (9,045)             4,999

CASH AT BEGINNING OF PERIOD                                    14,043                 --
                                                             --------           --------

CASH AT END OF YEAR                                          $  4,999           $  4,999
                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --
  Income Taxes                                               $     --           $     --


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tamandare Explorations, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare Explorations, Inc.'s report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form S-1 have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2008, Tamandare has accumulated losses of $10,001 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. SUBSEQUENT EVENT

4,000,000 shares of common stock was authorized to be issued via an SB-2 offering. The price will be $.015 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently have one property which we plan on exploring for silver and other minerals, known as the Que 1-4 Mineral Claims, comprised of 4 contiguous claims totaling 82.64 acres. The beneficial owner of the mineral claims is Tamandare Explorations Inc., and the claims are in good standing until September 1, 2008.

The Que 1-4 property lies in the west central area of the State of Nevada southwest of the Town of Tonopah and is accessible from Highway 95 by traveling south of the Town for 22 miles to the Silver Peak cut-off that is taken to the west for 27 miles to the Paymaster Canyon cut-off that is taken to the north for 5 miles to the property. The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. The claim area ranges in elevation from 4,450' - 4,620' mean sea level. The physiography of the Que property is low sloping terrain to the west and the east within the confinement of the south end of the Paymaster Canyon. Much of this general area with many broad open valleys and spiny mountain ridges hosts sagebrush and other desert plants on the low hill slopes.

We have not carried out any exploration work on the claims and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by our consulting geologist. Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area are recommended.

The cost of the proposed program is $8,500 for the initial phase of exploration work, $9,500 for the contingent second phase and $25,000 for the third phase. We plan to commence Phase 1 of the exploration program in the summer of 2008 if we are able to raise the necessary funds from our proposed offering.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete our offering of 2,500,000 shares of common stock registered pursuant to our Form S-1 registration statement to raise $50,000 to pay for the costs of the three phases of the exploration program. In addition to the $43,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $12,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $55,000, which is the amount to be raised in our offering and our cash on hand. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive                     $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                                   9,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports                     25,000
                                                                         -------

                                       Total                             $43,000
                                                                         =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the summer of 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $9,500 and will take approximately 14 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $25,000 and will take approximately 25 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in fall 2008 and phase 3 in spring 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $9,045 for the three months ended March 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement. Our net loss from inception through March 31, 2008 was $10,001. We were incorporated on November 16, 2007 so there are no comparative figures for the previous year.

Cash provided by financing activities for the period from inception (November 16, 2007) through March 31, 2008 was $15,000 from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $4,999, with no outstanding liabilities. In order to achieve our exploration program goals, we need to complete our offering of registered shares pursuant to our registration statement on Form S-1 filed with the SEC under file number 333-150419 which became effective on April 18, 2008. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.
There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit
Number                                       Name
------                                       ----

31.1 CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15d - 14(a) OF THE SECURITIES EXCHANGEACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF THE CHIEF EXECUTIVE OFFICER

31.2 CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15a - 14(a) OF THE SECURITIES EXCHANGEACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF THE CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF EXECUTIVE OFFICER

32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2008                             Tamandare Explorations Inc.


                                             /s/ Roger Gebert
                                             -----------------------------------
                                         By: Roger Gebert
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, Principal
                                             Accounting Officer & Director