Form 10-Q
period 2008-06-30
TAMANDARE EXPLORATIONS INC.
filed 2008-08-14
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                       (800)880-6416 & 011-41-44-274-28-28
                     (telephone number, including area code)

                            Resident Agents of Nevada
                          711 S. Cason Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
           (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of August 12, 2008.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   June 30,          December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 21,256           $ 14,043
  Deposits                                                              653                 --
                                                                   --------           --------

TOTAL ASSETS                                                       $ 21,909           $ 14,043
                                                                   ========           ========

           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $ 22,200           $     --
                                                                   --------           --------

TOTAL LIABILITIES                                                    22,200                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of June 30, 2008 and December 31, 2007                          3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (15,291)              (957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (291)            14,043
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  (DEFICIT)          $ 21,909           $ 14,043
                                                                   ========           ========


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   November 16, 2007
                                             Three Months         Six Months          (inception)
                                                Ended               Ended              through
                                               June 30,            June 30,            June 30,
                                                 2008                2008                2008
                                              ----------          ----------          ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    2,589          $    2,634          $    3,591
MINERAL PROPERTY EXPENSES                             --               7,000               7,000
PROFESSIONAL FEES                                  2,700               4,700               4,700
                                              ----------          ----------          ----------

NET LOSS                                      $    5,289          $   14,334          $   15,291
                                              ==========          ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE          $     0.00          $     0.00
                                              ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000           3,000,000
                                              ==========          ==========


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                           November 16, 2007
                                                          Six Months          (inception)
                                                            Ended              through
                                                           June 30,            June 30,
                                                             2008                2008
                                                           --------            --------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(14,334)            $(15,291)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
     (Increase) decrease in Deposits                           (653)                (653)
     Increase (decrease) in Accounts Payable                  1,200                1,200
                                                           --------             --------
          NET CASH USED IN OPERATING ACTIVITIES             (13,787)             (14,744)

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts payable                                           21,000               21,000
  Issuance of Common Stock                                       --               15,000
                                                           --------             --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES          21,000               36,000
                                                           --------             --------

NET INCREASE IN CASH                                          7,213               21,256

CASH AT BEGINNING OF PERIOD                                  14,043                   --
                                                           --------             --------

CASH AT END OF YEAR                                        $ 21,256             $ 21,256
                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
  Interest                                                 $     --             $     --
                                                           ========             ========
  Income Taxes                                             $     --             $     --
                                                           ========             ========


                       See Notes to Financial Statements

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2008, Tamandare has accumulated losses of $15,291 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. ACCOUNTS PAYABLE

In May 2008, Tamandare received completed subscription agreements in its "all or nothing" offering. The subscription agreements were for 1,050,000 shares of its common stock at $.02 per share, or $21,000 cash. As the offering is "all or nothing", the funds are recorded as a liability until such time as the offering is completed and in the event the offering is not completed the funds will be returned to the investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The cost of the proposed program is $8,500 for the initial phase of exploration work, $9,500 for the contingent second phase and $25,000 for the third phase. We plan to commence Phase 1 of the exploration program in the third quarter of 2008 if we are able to raise the necessary funds from our proposed offering.

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

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the third quarter of 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in fourth quarter 2008 and phase 3 in first quarter 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $5,289 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2008 was $15,291. We were incorporated on November 16, 2007 so there are no comparative figures for the previous year.

Cash provided by financing activities for the period from inception (November 16, 2007) through June, 30, 2008 was $36,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $21,000 represents stock subscriptions received from an "all or nothing" offering.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $21,256 including $21,000 in stock subscriptions received pursuant to our current offering, with $22,200 in outstanding liabilities, The offering is on an all-or-nothing basis. If all the shares are not sold and the total offering amount is not deposited by the expiration date of the offering (October 14, 2008), the funds will be promptly returned to the investors, without interest or deduction. In order to achieve our exploration program goals, we need to complete our offering of registered shares pursuant to our registration statement on Form S-1 filed with the SEC under file number 333-150419 which became effective on April 18, 2008. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

We recognize the importance of internal controls. As we are currently an exploration stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible. At present this is done by having the Chief Executive Officer review our financial statements, account reconciliations and accounts payable reports that have been prepared by financial consultant for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented. As we grow in size and as our finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

(b) Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

August 12, 2008                      Tamandare Explorations Inc.


                                         /s/ Roger Gebert
                                         ---------------------------------------
                                     By: Roger Gebert
                                         President, Chief Executive Officer,
                                         Chief Financial Officer,
                                         Principal Accounting Officer & Director