Form 10-Q
period 2008-09-30
TAMANDARE EXPLORATIONS INC.
filed 2008-11-05
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                Seefeldstrasse 69
                             Zurich 8008 Switzerland
          (Address of principal executive offices, including zip code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of October 28, 2008.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      September 30,      December 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 38,416           $ 14,043

OTHER CURRENT ASSETS
  Deposits                                                                   641                 --
                                                                        --------           --------
Total Current Assets                                                      39,057             14,043

      TOTAL ASSETS                                                      $ 39,057           $ 14,043
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $ 43,000           $     --
                                                                        --------           --------
      TOTAL LIABILITIES                                                   43,000                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of September 30, 2008 and December 31, 2007                          3,000              3,000
  Additional paid-in capital                                              12,000             12,000
  Deficit accumulated during exploration stage                           (18,943)              (957)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (3,943)            14,043
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  (DEFICIT)               $ 39,057           $ 14,043
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   November 16, 2007
                                             Three Months         Nine Months         (inception)
                                                Ended               Ended              through
                                             September 30,       September 30,       September 30,
                                                 2008                2008                2008
                                              ----------          ----------          ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    2,412          $    5,046          $    6,003
MINERAL PROPERTY EXPENSES                             40               7,040               7,040
PROFESSIONAL FEES                                  1,200               5,900               5,900
                                              ----------          ----------          ----------

NET LOSS                                      $    3,652          $   17,986          $   18,943
                                              ==========          ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE          $     0.00          $     0.01
                                              ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000           3,000,000
                                              ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            November 16, 2007
                                                            Nine Months        (inception)
                                                              Ended             through
                                                           September 30,      September 30,
                                                               2008               2008
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(17,986)          $(18,943)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                              (641)              (641)
    Increase (decrease) in Accounts Payable                        --                 --
                                                             --------           --------
          NET CASH USED IN OPERATING ACTIVITIES               (18,627)           (19,584)

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts payable                                             43,000             43,000
  Issuance of Common Stock                                         --             15,000
                                                             --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            43,000             58,000
                                                             --------           --------

NET INCREASE IN CASH                                           24,373             38,416

CASH AT BEGINNING OF PERIOD                                    14,043                 --
                                                             --------           --------

CASH AT END OF YEAR                                          $ 38,416           $ 38,416
                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --
  Income Taxes                                               $     --           $     --


   The accompanying notes are an integral part of these financial statements.

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2008, Tamandare has accumulated losses of $18,943 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. ACCOUNTS PAYABLE

In May through September 2008, Tamandare received completed subscription agreements in its "all or nothing" offering. The subscription agreements were for 2,150,000 shares of its common stock at $.02 per share, or $43,000 cash. As the offering is "all or nothing", the funds are recorded as a liability until such time as the offering is completed and in the event the offering is not completed the funds will be returned to the investors.

NOTE 4. SUBSEQUENT EVENTS

On  October  8,  2008  Tamandare   completed  its  "all  or  nothing"  offering.
Subscription agreements totaling 2,500,000 shares of common stock at $.02 per share, or $50,000 were received from 27 unrelated investors.

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

We currently have one property which we plan on exploring for silver and other minerals, known as the Que 1-4 Mineral Claims, comprised of 4 contiguous claims totaling 82.64 acres. The beneficial owner of the mineral claims is Tamandare Explorations Inc., and the claims are in good standing until September 1, 2009.

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

The cost of the proposed program is $8,500 for the initial phase of exploration work, $9,500 for the contingent second phase and $25,000 for the third phase. We plan to commence Phase 1 of the exploration program in the fourth quarter of 2008.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete our exploration program. In addition to the $43,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $53,000.

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

We plan to commence Phase 1 of the exploration program on the claims in the fourth quarter of 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in first quarter 2009 and phase 3 in second quarter 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,652 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2008 was $18,943. We were incorporated on November 16, 2007 so there are no comparative figures for the previous year.

Cash provided by financing activities for the period from inception (November 16, 2007) through September 30, 2008 was $58,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $43,000 represents stock subscriptions received from an "all or nothing" offering. On October 8, 2008 we completed our offering for total proceeds of $50,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $38,416 including $43,000 in stock subscriptions received pursuant to our offering, with all $43,000 in outstanding liabilities. Our offering was on an all-or-nothing basis and was completed on October 8, 2008 with total proceeds of $50,000. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

November 3, 2008                     Tamandare Explorations Inc.


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