Form 10-K
period 2008-12-31
TAMANDARE EXPLORATIONS INC.
filed 2009-03-17
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                26-1434750
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                Seefeldstrasse 69
                             Zurich 8008 Switzerland
               (Address of Principal Executive Offices & Zip Code)

                       (800)880-6416 & 011-41-44-274-28-28
                               (Telephone Number)

                            Resident Agents of Nevada
                          711 S. Cason Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
                     (Name and Address of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2008, the registrant had 5,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2008.

                           TAMANDARE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      14
Item 2.   Properties                                                        16
Item 3.   Legal Proceedings                                                 17
Item 4.   Submission of Matters to a Vote of Securities Holders             17

                                 Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         18
Item 8.   Financial Statements                                              21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          28
Item 9A.  Controls and Procedures                                           28

                                Part III

Item 10.  Directors and Executive Officers                                  30
Item 11.  Executive Compensation                                            32
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   33
Item 13.  Certain Relationships and Related Transactions                    34
Item 14.  Principal Accounting Fees and Services                            34

                                 Part IV

Item 15.  Exhibits                                                          35

Signatures                                                                  35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this annual report. In this annual report, unless the context otherwise denotes, references to "we", "us", "our", "Tamandare" and "Tamandare Explorations" are to Tamandare Explorations Inc.

Tamandare Explorations was incorporated in the State of Nevada on November 16, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at Seefeldstrasse 69 Zurich 8008 Switzerland. The telephone number is (800)880-6416 or 011-41-44-274-28-28.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 5,500,000 common shares issued and outstanding as of December 31, 2008.

Cash provided by financing activities for the period from inception (November 16, 2007) through December 31, 2008 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from our "all or nothing" offering that was completed on October 8, 2008.

Our financial statements from inception (November 16, 2007) through the year ended December 31, 2008 report no revenues and a net loss of $22,091. Our independent auditor has issued an audit opinion for Tamandare Explorations Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our mineral claims have been staked and we hired a professional mining engineer to prepare a geological report. The first phase of the exploration program was completed in December 2008 and we are waiting for the report from the geologist. Our property (the Que 1-4 Mineral Claims) may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production.

BUSINESS

There is the likelihood of our mineral claims containing little or no economic reserves of silver and other minerals. The Que 1-4 Mineral Claims, consisting of four contiguous, located, lode mineral claims comprising a total of 82.64 acres, are the only claims currently in the company's portfolio. If our claims do not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Nuees Ardante or Ladu - an extremely hot, gaseous, somewhat horizontally ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The property on which we are conducting exploration is known as the Que 1-4 Mineral Claims, comprised of 4 contiguous claims totaling 82.64 acres. The beneficial owner of the mineral claims is Tamandare Explorations Inc., and the claims are in good standing until September 1, 2009.

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

The geologist completed the phase one fieldwork in December 2008 and we are waiting on his report. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this annual report.

There is not a plant or any equipment currently located on the property. The initial exploration phases are supported by generators. The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

A three-phase exploration program to evaluate the area has been recommended by the consulting geologist in his report. Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area were recommended.

The cost of the proposed program is $8,500 for the initial phase of exploration work, $9,500 for the contingent second phase and $25,000 for the third phase. We commenced Phase 1 of the exploration program in December 2008.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report on the property. Because we have not received any results from our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Que 1-4 Mineral Claims were staked under the supervision of James McLeod, the consulting geologist, and are recorded in the name of the company. The claims are in good standing to September 1, 2009.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2009. During the first week in August 2009 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Que property lies in the west central area of the State of Nevada southwest of the Town of Tonopah and is accessible from Highway 95 by traveling south of the Town for 22 miles to the Silver Peak cut-off that is taken to the west for 27 miles to the Paymaster Canyon cut-off that is taken to the north for 5 miles to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas.

                       [MAP SHOWING THE PROPERTY LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from
6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 oz/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on the west and east walls of Paymaster Canyon (see Figure 3a). Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Paymaster Canyon which lies approximately 18 airmiles to the southwest of Tonopah, NV reveals a N-S trending, elongate or elliptical blind-basin bounded, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are interlayered.

Jurassic and more abundant Tertiary age intrusive rocks dominate the northern end of the canyon ring while older Lower Paleozoic sedimentary and lesser metamorphic equivalents are more abundant in the southern part of the Paymaster basin.

Thrust faulting is abundant within the periphery rock exposures at the north-end of the Paymaster Canyon with younger Ordovician limestone and shale units lying on the older Lower Cambrian sedimentary rock units. The oldest meta-sedimentary units can be overlain by granitic rocks of Jurassic age or Tertiary age volcanic rock of andesite to rhyolite composition.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

PROPERTY GEOLOGY

The geology of the Que property area may be described as being underlain by Precambrian - Lower Cambrian sediments and their metamorphic equivalents and partially covered by Quaternary and/or desert wash, collovium, alluvium and playa deposits. This young covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and an excellent target area in which to conduct mineral exploration.

PROPERTY MINERALIZATION

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types has been recognized in the general area.

                        [MAP SHOWING THE CLAIM LOCATION]

                       [MAP SHOWING THE REGIONAL GEOLOGY]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Roger Gebert. Mr. Gebert currently devotes 4 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE OPERATING ACTIVITIES.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and investors could lose their investment.

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost.

OUR MANAGEMENT HAS NO TECHNICAL TRAINING OR EXPERIENCE IN EXPLORING FOR, STARTING, AND OPERATING AN EXPLORATION PROGRAM. MANAGEMENT'S DECISIONS AND CHOICES MAY NOT TAKE INTO ACCOUNT STANDARD ENGINEERING OR MANAGERIAL APPROACHES MINERAL EXPLORATION COMPANIES COMMONLY USE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in November 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $22,090 from inception to December 31, 2008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

BECAUSE WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO DETERMINE IF WE HAVE A RESERVE, IF WE CAN'T RAISE THE MONEY WE MAY HAVE TO CEASE OPERATIONS.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 10% OF HIS TIME OR APPROXIMATELY FOUR HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at Seefeldstrasse 69, Zurich 8008 Switzerland, for which we pay $250 per month under a month to month lease. The telephone numbers are (800)880-6416 or 011-41-44-274-28-28. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 13, 2009 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is TAEI. There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of December 31, 2008, we have 5,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 5,500,000 shares of common stock outstanding as of December 31, 2008, 3,000,000 shares are owned by Roger Gebert, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $21,134 and $957 for the years ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the year ended December 31, 2008 there was also $7,100 in mineral property expenses.

Our net loss from inception (November 16, 2007) through December 31, 2008 was $22,091.

We have sold $65,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $50,000 to 27 independent investors.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

             Balance Sheet Data:           12/31/08         12/31/07
             -------------------           --------         --------

             Cash                          $40,475          $14,043
             Total assets                  $45,909          $14,043
             Total liabilities             $ 3,000          $     0
             Shareholders' equity          $42,909          $14,043

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $40,475 with all $3,000 in outstanding liabilities. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 16, 2007 (date of inception) to December 31, 2008 and generated a net loss of $22,091. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash is sufficient to cover the expenses they will incur during the next twelve months.

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

The geologist completed the fieldwork of Phase 1 of the exploration program on the claims in December 2008. We are waiting to receive his report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tamandare Explorations Inc.
Carson City, Nevada
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Tamandare Explorations Inc. (an exploration stage company) as of December 31, 2008 and 2007 and the related statements of expenses, stockholders' equity, and cash flows for the years then ended, and for periods from inception (November 16, 2007) through December 31, 2008 and 2007. These financial statements are the responsibility of Tamandare's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Tamandare is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Tamandare's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamandare Explorations Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the periods from inception (November 16, 2007 through December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, P.C.
-----------------------------------
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 13, 2009

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                    December 31,       December 31,
                                                                                       2008               2007
                                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                               $ 40,475           $ 14,043
  Other Current Assets
    Other Receivable                                                                      552                 --
    Deposits                                                                            4,882                 --
                                                                                     --------           --------
Total Current Assets                                                                   45,909             14,043
                                                                                     --------           --------

      TOTAL ASSETS                                                                   $ 45,909           $ 14,043
                                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Stock Subscriptions Received                                                       $  3,000           $     --
                                                                                     --------           --------
      TOTAL LIABILITIES                                                                 3,000                 --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 and 3,000,000 shares issued and
   outstanding, respectively, as of December 31, 2008 and December 31, 2007             5,500              3,000
  Additional paid-in capital                                                           59,500             12,000
  Deficit accumulated during exploration stage                                        (22,091)              (957)
                                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                             42,909             14,043
                                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 45,909           $ 14,043
                                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                             November 16, 2007      November 16, 2007
                                                                (inception)            (inception)
                                           Year Ended             through                through
                                           December 31,         December 31,           December 31,
                                              2008                 2007                   2008
                                           ----------           ----------             ----------
GENERAL & ADMINISTRATIVE EXPENSES          $    6,923           $      957             $    7,880
MINERAL PROPERTY EXPENSES                       7,111                   --                  7,111
PROFESSIONAL FEES                               7,100                   --                  7,100
                                           ----------           ----------             ----------

NET LOSS                                   $  (21,134)          $     (957)            $  (22,091)
                                           ==========           ==========             ==========

BASIC AND DILUTED NET LOSS PER SHARE       $    (0.01)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 3,334,550            1,369,565
                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From November 16, 2007 (Inception) through December 31, 2008
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                             Common                    Accumulated
                                               Common        Stock       Additional      During
                                               Stock         Amount       Paid-in      Exploration
                                               Shares        (0.001)       Capital        Stage         Total
                                               ------        -------       -------        -----         -----
Stock issued for cash on December 11, 2007
 @ $0.005 per share                           3,000,000      $ 3,000      $ 12,000      $      --      $ 15,000

Net loss, December 31, 2007                                                                  (957)         (957)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2007                    3,000,000      $ 3,000      $ 12,000      $    (957)     $ 14,043
                                             ==========      =======      ========      =========      ========

Stock issued for cash on October 8, 2008
 @ $0.02 per share                            2,500,000        2,500        47,500                       50,000

Net loss, December 31, 2008                                                               (21,134)      (21,134)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2008                    5,500,000      $ 5,500      $ 59,500      $ (22,091)     $ 42,909
                                             ==========      =======      ========      =========      ========

   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                            November 16, 2007     November 16, 2007
                                                                               (inception)           (inception)
                                                            Year Ended           through               through
                                                            December 31,       December 31,          December 31,
                                                               2008               2007                  2008
                                                             --------           --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(21,134)          $   (957)             $(22,091)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Other Receivable                      (552)                --                  (552)
    (Increase) decrease in Deposits                            (4,882)                --                (4,882)
    Increase (decrease) in Stock Subscriptions Received         3,000                 --                 3,000
                                                             --------           --------              --------
          NET CASH USED IN OPERATING ACTIVITIES               (23,568)              (957)              (24,525)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                            50,000             15,000                65,000
                                                             --------           --------              --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            50,000             15,000                65,000
                                                             --------           --------              --------

NET INCREASE IN CASH                                           26,432             14,043                40,475

CASH AT BEGINNING OF PERIOD                                    14,043                 --                    --
                                                             --------           --------              --------

CASH AT END OF YEAR                                          $ 40,475           $ 14,043              $ 40,475
                                                             ========           ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --              $     --
  Income Taxes                                               $     --           $     --              $     --


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tamandare Explorations Inc. was incorporated in Nevada on November 16, 2007. Tamandare is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES." Tamandare's principal business is the acquisition and exploration of mineral resources. Tamandare is in the process of acquiring a series of mining claims for exploration.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period through December 31, 2008, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Tamandare considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash consisted of funds in the Tamandare's bank account.

Mineral Property Costs. Tamandare has been in the exploration stage since its formation on November 16, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Income Taxes. Tamandare recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Tamandare provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Tamandare does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2008, Tamandare has accumulated losses of $22,091 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. INCOME TAXES

Tamandare uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Tamandare incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $22,091 at December 31, 2008, and will expire in 2027.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

                                               December 31,
                                          2008             2007
                                        -------          -------
     Deferred Tax Asset                 $ 7,511          $   325
     Valuation Allowance                 (7,511)            (325)
                                        -------          -------
     Net Deferred Tax Asset             $    --          $    --
                                        =======          =======

NOTE 4. COMMON STOCK

From inception (November 16, 2007) through December 31, 2008, Tamandare sold 3,000,000 shares of its common stock to its director at $0.005 per share, or $15,000 cash and 2,500,000 shares of its common stock to 27 unrelated investors at $0.02 per share, or $50,000 cash.

NOTE 5. STOCK SUBSCRIPTIONS RECEIVED

Tamandare received a $3,000 duplicate payment from one of its investors and as of December 31, 2008 the funds had not yet been returned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Tamandare Explorations, whose one year terms will expire 1/31/10, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address         Age      Position      Date First Elected    Term Expires
--------------         ---      --------      ------------------    ------------

Roger Gebert           33       President,         2/15/08             1/31/10
Seefeldstrasse 69               Secretary,
Zurich 8008                     Treasurer,
Switzerland                     CFO, CEO &
                                Director

The foregoing person is a promoter of Tamandare Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Roger Gebert currently devotes 4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

ROGER GEBERT has been the President, Secretary, Treasurer and a Director of Tamandare Explorations Inc. since February 15, 2008.

Since December 2007 Roger has been self-employed and provides services to T2MCI Ltd., a subsidiary of T2MCI AG, to international clients and various financial institutions in Zurich.

In April 2004 Roger was one of the founders of `meinecom' AG in Duebendorf. The company provided telecommunication services in Switzerland and Roger was leading and coordinating the individual teams. In February 2005 the brand `meinecom' was acquired by T2MConnect International AG from Sachseln. Roger was subsequently employed by T2MCI. T2MCI's strategy was to specialize in providing integrated telecommunications solutions such as satellite communications and consulting services to internationally operative exploration companies in the natural resources sector.

Roger worked for Philips Medical Systems in Zurich from June 2003 to March 2004 after working for MCI WorldCom from 1999 - 2003. At Philips, Roger was responsible for Project Management, optimizing processes, delivery systems and supply chain logistics.

Roger attended a 3-year course in Economics from 1994 to 1996 at the federal School of Baden where he received a Bachelor's Degree in Commerce.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Roger Gebert.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Roger Gebert,   2008     0          0           0           0          0             0            0          0
President,
CFO & CEO

Bruno Mosiman,  2007     0          0           0           0          0             0            0          0
Former CEO &
CFO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Roger         0               0              0           0           0           0            0           0            0
Gebert,
CEO & CFO

Bruno         0               0              0           0           0           0            0           0            0
Mosiman,
Former CEO
& CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Roger Gebert         0          0          0             0               0               0             0
Sole Director

Bruno Mosiman,       0          0          0             0               0               0             0
Former Director

There are no current employment agreements between the company and its executive officer.

In November, 2007, a total of 3,000,000 shares of common stock were issued to a former officer and director in exchange for cash in the amount of $15,000 U.S., or $.005 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. In February 2008 the shares were transferred, in a private transaction, to our current officer and director.

Mr. Gebert currently devotes approximately 4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Tamandare Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership
     --------------------                ------           ------------

     Roger Gebert                      3,000,000               54%
     Seefeldstrasse 69
     Zurich 8008
     Switzerland

     All Officers and
     Directors as a Group              3,000,000               54%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November, 2007, a total of 3,000,000 shares of Common Stock were issued to our former officer and director in exchange for $15,000 US, or $.005 per share. The shares were transferred to Mr. Gebert in a private transaction in February 2008. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $5,600, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2008.

For the year ended December 31, 2007, there were no fees for audit services, audit-related services, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

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

March 17, 2009                 Tamandare Explorations Inc.


                                   /s/ Roger Gebert
                                   ---------------------------------------------
                               By: Roger Gebert
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal Accounting Officer & Director