Form 10-Q
period 2009-03-31
TAMANDARE EXPLORATIONS INC.
filed 2009-05-12
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

                        (800)859-5766 & 011-43-430-22-02
                     (telephone number, including area code)

                            Resident Agents of Nevada
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
            (Name, address and telephone number of agent for service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of May 12, 2009.

ITEM 1. FINANCIAL STATEMENTS.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                   March 31,         December 31,
                                                                     2009               2008
                                                                   --------           --------
                               ASSETS

CURRENT ASSETS
  Cash                                                             $ 31,411           $ 40,475

OTHER CURRENT ASSETS
  Other Receivable                                                       --                552
  Deposits                                                              634              4,882
                                                                   --------           --------
Total Current Assets                                                 32,045             45,909
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 32,045           $ 45,909
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Stock Subscriptions Received                                     $     --           $  3,000
                                                                   --------           --------
      TOTAL LIABILITIES                                                  --              3,000

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding as
   of March 31, 2009 and December 31, 2008                            5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (32,955)           (22,091)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           32,045             42,909
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 32,045           $ 45,909
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     November 16, 2007
                                             Three Months         Three Months          (inception)
                                                Ended                Ended                through
                                               March 31,            March 31,            March 31,
                                                 2009                 2008                 2009
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $      864           $       45           $    8,744
MINERAL PROPERTY EXPENSES                          8,500                7,000               15,611
PROFESSIONAL FEES                                  1,500                2,000                8,600
                                              ----------           ----------           ----------

NET LOSS                                      $  (10,864)          $   (9,045)          $  (32,955)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,500,000            3,000,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                November 16, 2007
                                                            Three Months       Three Months        (inception)
                                                               Ended              Ended              through
                                                              March 31,          March 31,          March 31,
                                                                2009               2008               2009
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(10,864)          $ (9,045)          $(32,955)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
     (Increase) decrease in Other Receivable                       552                 --                 --
     (Increase) decrease in Deposits                             4,248                 --               (634)
     Increase (decrease) in Stock Subscriptions Received        (3,000)                --                 --
                                                              --------           --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                 (9,064)            (9,045)           (33,589)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                 --                 --             65,000
                                                              --------           --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                 --                 --             65,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (9,064)            (9,045)            31,411

CASH AT BEGINNING OF PERIOD                                     40,475             14,043                 --
                                                              --------           --------           --------

CASH AT END OF YEAR                                           $ 31,411           $  4,998           $ 31,411
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $     --           $     --           $     --
  Income Taxes                                                $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Tamandare Explorations Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2009, Tamandare has accumulated losses of $32,955 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

Note 3.  Stock Subscriptions Received

Tamandare received a $3,000 duplicate payment from one of its investors as of December 31, 2008. The funds had been returned as of March 31, 2009.

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

Our mineral claims have been staked and we hired a professional mining engineer to prepare a geological report. The first phase of the exploration program was completed in December 2008 the geologist suggested further fill-in MMI sampling to try and establish a more exact pattern for the anomalies, this work was completed in April 2009 and we are awaiting the results. Our property (the Que 1-4 Mineral Claims) may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete phase 2 of our exploration program, if warranted. In addition to the remaining $19,000 we anticipate spending for phase 1A and phase 2 of the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $29,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1
Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500 (completed)

PHASE 1A
Follow up fill-in MMI sampling to try and establish
a more exact pattern for the anomalies identified in
Phase 1.                                                       9,500


PHASE 2
Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                       9,500

PHASE 3
Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports         25,000
                                                             -------

                                  Total                      $52,500
                                                             =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The first phase of the exploration program was completed in December 2008 the geologist suggested further fill-in MMI sampling to try and establish a more exact pattern for the anomalies. Phase 1A was completed in April 2009 and we are awaiting the geologist's report on his findings.

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

Following phase two of the exploration program, if it proves successful, and we are able to raise the necessary funding, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $25,000 and will take approximately 25 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in second quarter 2009 and phase 3 in fourth quarter 2009 or first quarter 2010. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $10,864 and $9,045 for the three months ended March 31, 2009 and 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2009 was $32,955.

Cash provided by financing activities for the period from inception (November 16, 2007) through March 31, 2009 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $31,411 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules

13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

May 12, 2009                         Tamandare Explorations Inc.


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