Form 10-Q
period 2009-06-30
TAMANDARE EXPLORATIONS INC.
filed 2009-08-05
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

                        (800) 859-5766 & 011-43-430-22-02
                     (telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of July 29, 2009.

ITEM 1. FINANCIAL STATEMENTS


                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                   June 30,          December 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 17,487           $ 40,475
  Other Current Assets
    Other Receivable                                                     --                552
    Deposits                                                            651              4,882
                                                                   --------           --------
Total Current Assets                                                 18,138             45,909
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 18,138           $ 45,909
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Stock Subscriptions Received                                     $     --           $  3,000
                                                                   --------           --------
      TOTAL LIABILITIES                                                  --              3,000

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   as of June 30, 2009 and December 31, 2008                          5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (46,862)           (22,091)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 18,138             42,909
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 18,138           $ 45,909
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        November 16, 2007
                                       Three Months     Three Months     Six Months       Six Months       (inception)
                                          Ended            Ended           Ended            Ended           through
                                         June 30,        June 30,         June 30,         June 30,         June 30,
                                           2009            2008             2009             2008             2009
                                        ----------      ----------       ----------       ----------       ----------
GENERAL & ADMINISTRATIVE EXPENSES       $    1,738      $    2,589       $    2,601       $    2,634       $   10,481
MINERAL PROPERTY EXPENSES                    8,500              --           17,000            7,000           24,111
PROFESSIONAL FEES                            3,670           2,700            5,170            4,700           12,270
                                        ----------      ----------       ----------       ----------       ----------

NET LOSS                                $  (13,908)     $   (5,289)      $  (24,771)      $  (14,334)      $  (46,862)
                                        ==========      ==========       ==========       ==========       ==========

BASIC AND DILUTED NET LOSS PER SHARE    $    (0.00)     $    (0.00)      $    (0.00)      $    (0.00)
                                        ==========      ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               5,500,000       3,000,000        5,500,000        3,000,000
                                        ==========      ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 16, 2007
                                                                Six Months         Six Months         (inception)
                                                                  Ended              Ended             through
                                                                 June 30,           June 30,           June 30,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(24,771)          $(14,334)          $(46,862)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable
    (Increase) decrease in Other Receivable                           552              1,200                 --
    (Increase) decrease in Deposits                                 4,231               (653)              (651)
    Increase (decrease) in Stock Subscriptions Received            (3,000)                --                 --
                                                                 --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                   (22,988)           (13,787)           (47,513)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock Subscription Payable                                           --             21,000                 --
  Issuance of Common Stock for Cash                                    --                 --             65,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    --             21,000             65,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (22,988)             7,213             17,487

CASH AT BEGINNING OF PERIOD                                        40,475             14,043                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 17,487           $ 21,256           $ 17,487
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
  Income Taxes                                                   $     --           $     --           $     --


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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has not generated revenues since inception and its ability to generate future earnings is dependent upon the discovery of commercially viable mineral reserves. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations although managements assessment is that it has sufficient cash on hand to implement its planned exploration activities for the next twelve months. As of June 30, 2009, Tamandare has accumulated losses of $46,862 since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

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

Our mineral claims have been staked and we hired a professional mining engineer to prepare a geological report. The first phase of the exploration program was completed in December 2008 the geologist suggested further fill-in MMI sampling to try and establish a more exact pattern for the anomalies, this work was completed in April 2009 and we received his report on May 16, 2009. Management is currently reviewing his recommendations for further exploration. Our property (the Que 1-4 Mineral Claims) may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production.

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

PLAN OF OPERATION

If we decide to proceed with further exploration, our plan of operation for the next twelve months is to complete phase 2 of our exploration program. In addition to the remaining $9,500 we would spend for phase 2 of the exploration program as outlined below, we anticipate spending an additional $8,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $17,500.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1
Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500 (completed)

PHASE 1A

Follow up fill-in MMI sampling to try and establish
a more exact pattern for the anomalies identified in
Phase 1.                                                     $ 9,500 (fieldwork
                                                                      completed)

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                     $ 9,500

PHASE 3
Induced polarization survey over grid controlled
anomalous area of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                    $25,000
                                                             -------

                                Total                        $52,500
                                                             =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The first phase of the exploration program was completed in December 2008 the geologist suggested further fill-in MMI sampling to try and establish a more exact pattern for the anomalies. Phase 1A was completed in April 2009 and we received his report on May 16, 2009. Management is currently reviewing his recommendations for further exploration.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

Following our review of the results of phase 1A we may decide to proceed with phase 2 of our exploration program. The estimated cost of this program is $9,500 and would take approximately 14 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase 2 of the exploration program, if it proves successful, and we are able to raise the necessary funding, we intend to proceed with phase 3 of our exploration program. The estimated cost of this program is $25,000 and will take approximately 25 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

If we decide to proceed further we anticipate commencing the second phase of our exploration program in third quarter 2009 and phase 3 in first quarter 2010. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $13,908 and $5,289 for the three months ended June 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and exploration costs. Our net loss from inception through June 30, 2009 was $46,862.

Cash provided by financing activities for the period from inception (November 16, 2007) through June 30, 2009 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $17,487 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

July 29, 2009                        Tamandare Explorations Inc.


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