Form 10-Q
period 2009-09-30
TAMANDARE EXPLORATIONS INC.
filed 2009-11-05
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of November 5, 2009.

ITEM 1. FINANCIAL STATEMENTS.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                 September 30,       December 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 14,874           $ 40,475
  Other Current Assets
    Other Receivable                                                     --                552
    Deposits                                                            651              4,882
                                                                   --------           --------
Total Current Assets                                                 15,525             45,909
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 15,525           $ 45,909
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Stock Subscriptions Received                                     $     --           $  3,000
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --              3,000

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding as
   of September 30, 2009 and December 31, 2008                        5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (49,475)           (22,091)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           15,525             42,909
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 15,525           $ 45,909
                                                                   ========           ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           November 16, 2007
                                         Three Months     Three Months      Nine Months      Nine Months     (inception)
                                            Ended            Ended            Ended            Ended           through
                                         September 30,    September 30,    September 30,    September 30,    September 30,
                                             2009             2008             2009             2008             2009
                                          ----------       ----------       ----------       ----------       ----------
GENERAL & ADMINISTRATIVE EXPENSES         $    1,313       $    2,412       $    3,914       $    5,046       $   11,794
MINERAL PROPERTY EXPENSES                         --               40           17,000            7,040           24,111
PROFESSIONAL FEES                              1,300            1,200            6,470            5,900           13,570
                                          ----------       ----------       ----------       ----------       ----------

NET LOSS                                  $   (2,613)      $   (3,652)      $  (27,384)      $  (17,986)      $  (49,475)
                                          ==========       ==========       ==========       ==========       ==========

BASIC AND DILUTED NET LOSS PER SHARE      $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                          ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,500,000        3,000,000        5,500,000        3,000,000
                                          ==========       ==========       ==========       ==========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 16, 2007
                                                                Nine Months        Nine Months       (inception)
                                                                  Ended              Ended             through
                                                               September 30,      September 30,      September 30,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(27,384)          $(17,986)          $(49,475)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable
    (Increase) decrease in Other Receivable                           552                 --                 --
    (Increase) decrease in Deposits                                 4,231               (641)              (651)
    Increase (decrease) in Stock Subscriptions Received            (3,000)                --                 --
                                                                 --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                   (25,601)           (18,627)           (50,126)

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts Payable                                                     --             43,000                 --
  Issuance of Common Stock for Cash                                    --                 --             65,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    --             43,000             65,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (25,601)            24,373             14,874

CASH AT BEGINNING OF PERIOD                                        40,475             14,043                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 14,874           $ 38,416           $ 14,874
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
  Income Taxes                                                   $     --           $     --           $     --


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tamandare Explorations Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2009, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. STOCK SUBSCRIPTIONS RECEIVED

Tamandare Explorations Inc. received a $3,000 duplicate payment from one of its investors as of December 31, 2008. The funds have been returned as of March 31, 2009.

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

We carried out exploration on the Que 1-4 property located in the west central area of the State of Nevada, soutwest of the Town of Tonopah. Phase 1 was completed in December 2008 at a cost of $8,500. In April 2009 further fill-in MMI sampling was carried out at a cost of $9,500. Based on the findings the company decided to abandon the property and is now investigating other opportunities to best utilize our remaining capital. This may include procuring another mineral property for exploration.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure a new property for exploration or other potential business opportunities that might be available to the Company. There can be no assurances that we will be able to secure a new property for exploration or find other available business opportunities, nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. If we are unable to secure another property for exploration or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,613 and $3,652 for the three months ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and exploration costs. Our net loss from inception through September 30, 2009 was $49,475.

Cash provided by financing activities for the period from inception (November 16, 2007) through September 30, 2009 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $14,874 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

November 5, 2009                     Tamandare Explorations Inc.


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