Form 10-K
period 2009-12-31
TAMANDARE EXPLORATIONS INC.
filed 2010-02-16
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

                         15 Fort York Blvd., Suite 4511
                          Toronto, ON, M5V 3Y4, Canada
               (Address of Principal Executive Offices & Zip Code)

                                  (800)859-5766
                               (Telephone Number)

                            Resident Agents of Nevada
                          711 S. Cason Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
                     (Name and Address of Agent for Service)

                                Seefeldstrasse 69
                             Zurich 8008 Switzerland
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 12, 2010, the registrant had 5,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 12, 2010.

                           TAMANDARE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Securities Holders               7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 8.  Financial Statements                                               11
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           19
Item 9A. Controls and Procedures                                            19
Item 9B. Other Information                                                  21

                                    Part III

Item 10. Directors and Executive Officers                                   21
Item 11. Executive Compensation                                             23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    24
Item 13. Certain Relationships and Related Transactions                     25
Item 14. Principal Accounting Fees and Services                             25

                                     Part IV

Item 15. Exhibits                                                           26

Signatures                                                                  26

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

Tamandare Explorations was incorporated in the State of Nevada on November 16, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 15 Fort York Blvd., Suite 4511, Toronto, ON, Canada.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 5,500,000 common shares issued and outstanding as of December 31, 2009.

Cash provided by financing activities for the period from inception (November 16, 2007) through December 31, 2009 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from our "all or nothing" offering that was completed on October 8, 2008.

Our financial statements from inception (November 16, 2007) through the year ended December 31, 2009 report no revenues and a net loss of $52,957. Our independent auditor has issued an audit opinion for Tamandare Explorations Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

BUSINESS

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

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any of our exploration properties as we will hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. In the future if we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

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

The regulatory bodies that directly regulate our exploration activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mark Lawson. Mr. Lawson currently devotes 4 hours per week to company matters, in the future he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability any property we carry out exploration on may not contain any reserves. As such, any funds spent on exploration will probably be lost.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in November 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $52,957 from inception to December 31, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend future exploration plans until we do find the products and equipment we need.

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

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 15 Fort York Blvd., Suite 4511, Toronto, ON, Canada. The facilities are provided at no charge by the officer of the corporation. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

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

As of December 31, 2009, we have 5,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 5,500,000 shares of common stock outstanding as of December 31, 2009, 3,000,000 shares are owned by Roger Gebert, a former officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $30,866 and $21,134 for the years ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the year ended December 31, 2009 we incurred $17,000 in mineral property expenses. For the year ended December 31, 2008 we incurred $7,100 in mineral property expenses.

Our deficit accumulated during the exploration stagewas $52,957.

We have sold $65,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $50,000 to 27 independent investors.

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

             Balance Sheet Data:           12/31/09         12/31/08
             -------------------           --------         --------

             Cash                          $12,606          $40,475
             Total assets                  $13,031          $45,909
             Total liabilities             $   988          $ 3,000
             Shareholders' equity          $12,043          $42,909

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $12,606 with all $988 in outstanding liabilities. Management believes our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 16, 2007 (date of inception) to December 31, 2009 and generated a net loss of $52,957. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash may not to cover the expenses they will incur during the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Tamandare Explorations Inc.
(Exploration Stage Company)
Toronto, ON, Canada.

We have audited the accompanying balance sheets of Tamandare Explorations Inc. (a development stage company) as of December 31, 2009 and the related statements of expenses, stockholders' equity , and cash flows for the period from inception (November 16, 2007) through December 31, 2009, These financial statements are the responsibility of Tamandare Explorations Inc.. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamandare Explorations Inc.. as of December 31, 2009 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tamandare Explorations Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Tamandare Explorations Inc.. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ MaloneBailey, LLP.
-------------------------------
www.malonebailey.com
Houston, TX
February 12, 2010

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        December 31,       December 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 12,606           $ 40,475
  Other Current Assets
    Other Receivable                                                           --                552
    Deposits                                                                  425              4,882
                                                                         --------           --------
Total Current Assets                                                       13,031             45,909

TOTAL ASSETS                                                             $ 13,031           $ 45,909
                                                                         ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Stock Subscriptions Received                                           $     --           $  3,000
  Accounts Payable                                                            988
                                                                         --------           --------

TOTAL LIABILITIES                                                             988              3,000

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   5,500,000 shares issued and outstanding respectively as of
   December 31, 2009 and December 31, 2008                                  5,500              5,500
  Additional paid-in capital                                               59,500             59,500
  Deficit accumulated during exploration stage                            (52,957)           (22,091)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 12,043             42,909
                                                                         --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 13,031           $ 45,909
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                     November 16, 2007
                                                                                        (inception)
                                              Year Ended           Year Ended             through
                                              December 31,         December 31,         December 31,
                                                 2009                 2008                 2009
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    6,096           $    6,923           $   13,976
EXPLORATION COSTS                                 17,000                7,111               24,111
PROFESSIONAL FEES                                  7,770                7,100               14,870
                                              ----------           ----------           ----------

NET LOSS                                      $  (30,866)          $  (21,134)          $  (52,957)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.01)          $    (0.01)
                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,500,000            3,334,550
                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From November 16, 2007 (Inception) through December 31, 2009
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                             Common                    Accumulated
                                               Common        Stock       Additional      During
                                               Stock         Amount       Paid-in      Exploration
                                               Shares        (0.001)       Capital        Stage         Total
                                               ------        -------       -------        -----         -----
Stock issued for cash on December 11, 2007
 @ $0.005 per share                           3,000,000      $ 3,000      $ 12,000      $      --      $ 15,000

Net loss, December 31, 2007                                                                  (957)         (957)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2007                    3,000,000        3,000        12,000           (957)       14,043
                                             ==========      =======      ========      =========      ========

Stock issued for cash on October 8, 2008
 @ $0.02 per share                            2,500,000        2,500        47,500                       50,000

Net loss, December 31, 2008                                                               (21,134)      (21,134)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2008                    5,500,000        5,500        59,500        (22,091)       42,909
                                             ==========      =======      ========      =========      ========

Net loss, December 31, 2009                                                               (30,866)      (30,866)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2009                    5,500,000      $ 5,500      $ 59,500      $ (52,957)     $ 12,043
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                               November 16, 2007
                                                                                                  (inception)
                                                            Year Ended         Year Ended           through
                                                            December 31,       December 31,       December 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(30,866)          $(21,134)          $(52,957)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                             4,457             (4,882)              (425)
    (Increase) decrease in Other Receivable                       552               (552)                --
    Increase (decrease) in Stock Subscriptions Received        (3,000)             3,000                 --
    Increase in Accounts Payable                                  988                 --                988
                                                             --------           --------           --------
     NET CASH USED IN OPERATING ACTIVITIES                    (27,869)           (23,568)           (52,394)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                --             50,000             65,000
                                                             --------           --------           --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     --             50,000             65,000
                                                             --------           --------           --------

NET INCREASE IN CASH                                          (27,869)            26,432             12,606

CASH AT BEGINNING OF PERIOD                                    40,475             14,043                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $ 12,606           $ 40,475           $ 12,606
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tamandare Explorations Inc. was incorporated in Nevada on November 16, 2007. Tamandare is an Exploration Stage Company, as defined by ASC No. 915 "DEVELOPMENT STAGE ENTITIES." Tamandare's principal business is the acquisition and exploration of mineral resources. Tamandare is in the process of acquiring a series of mining claims for exploration.

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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period through December 31, 2009, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Tamandare considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, cash consisted of funds in the Tamandare's bank account.

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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements. Tamandare does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2009, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. INCOME TAXES

Tamandare uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, Tamandare incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $52,957 at December 31, 2009, and will expire through 2029.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

                                                      December 31,
                                              2009                   2008
                                            --------               --------

Deferred Tax Asset                          $  7,944               $  7,511
Valuation Allowance                           (7,944)                (7,511)
                                            --------               --------
Net Deferred Tax Asset                      $     --               $     --
                                            ========               ========

NOTE 4. COMMON STOCK

From inception (November 16, 2007) through December 31, 2009, Tamandare sold 3,000,000 shares of its common stock to its director at $0.005 per share, or $15,000 cash and 2,500,000 shares of its common stock to 27 unrelated investors at $0.02 per share, or $50,000 cash.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 5. STOCK SUBSCRIPTIONS RECEIVED

Tamandare received a $3,000 duplicate payment from one of its investors and during the year ended on December 31, 2009 the funds had been returned.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On January 14, 2010, Roger Gebert resigned as an officer and director of the Company. Additionally, effective January 14, 2010, Mark Lawson was appointed as President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and a Director of the Company.

There are no understandings or arrangements between Mr. Lawson and any other person pursuant to which he was appointed CEO and Director. Mr. Lawson presently does not serve on any Company committee. Mr. Lawson does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Mr. Lawson has never entered into a transaction, nor are there any proposed transactions, between Mr. Lawson and the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Tamandare Explorations, whose one year terms will expire 1/31/11, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address         Age      Position      Date First Elected    Term Expires
--------------         ---      --------      ------------------    ------------

Mark Lawson            37       President,         1/14/10             1/31/11
15 Fort York Blvd               Secretary,
Suite 4511                      Treasurer,
Toronto, ON, Canada             CFO, CEO &
M5V 3Y4                         Director

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

Mark Lawson currently devotes 4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

MARK LAWSON worked as an investment banker with Morgan Stanley in New York from 2005 until 2008 where he was involved in the execution of over $6 billion worth of mergers and acquisitions, $8 billion worth of debt offerings and $500 million of equity financings. Mr. Lawson was previously a Director of a boutique corporate finance firm in Toronto, Canada. He received his Bachelor of Arts in Statistical Sciences from The University of Western Ontario and his MBA from The Richard Ivey School of Business at the University of Western Ontario. Mr. Lawson is currently the President & CEO of New Global Ventures International Ltd., a company listed on the TSX Venture Exchange (the "TSX"), a director of Bradenburg Metals Corp., a CPC listed on the TSX Venture Exchange (the "TSX"), and EcoloCap Solutions Inc., which trades on the Over-the-Counter Bulletin Board (OTCBB) maintained by the Financial Industry Regulatory Authority.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark Lawson,     --      0          0           0           0          0             0            0          0
President,
CFO & CEO

Roger           2009     0          0           0           0          0             0            0          0
Gebert,         2008     0          0           0           0          0             0            0          0
Former CEO &
CFO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Mark          0               0              0           0           0           0            0           0            0
Lawson,
CEO & CFO

Roger         0               0              0           0           0           0            0           0            0
Gebert,
Former CEO
& CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Mark Lawson         0          0          0             0               0               0             0
Sole Director

Roger Gebert,       0          0          0             0               0               0             0
Former Director

There are no current employment agreements between the company and its executive officer.

In November, 2007, a total of 3,000,000 shares of common stock were issued to Bruno Mossiman, a former officer and director in exchange for cash in the amount of $15,000 U.S., or $.005 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. In February 2008 the shares were transferred, in a private transaction, to Roger Gebert, a former officer and director.

Mr. Lawson currently devotes approximately 4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Tamandare Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership
     --------------------                ------           ------------

     Mark Lawson                               0                0%
     15 Fort York Blvd.
     Toronto, ON Canada

     All Officers and
     Directors as a Group                      0                0%

     Roger Gebert                      3,000,000               54%
     Seefeldstrasse 69
     Zurich 8008
     Switzerland

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November, 2007, a total of 3,000,000 shares of Common Stock were issued to Bruno Mossiman, a former officer and director in exchange for $15,000 US, or $.005 per share. The shares were transferred to Mr. Roger Gebert, a former officer and director, in a private transaction in February 2008. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,770, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2009.

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

February 12, 2010              Tamandare Explorations Inc.


                                   /s/ Mark Lawson
                                   ---------------------------------------------
                               By: Mark Lawson
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal Accounting Officer & Director