Form 10-Q
period 2010-03-31
TAMANDARE EXPLORATIONS INC.
filed 2010-05-04
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                         15 Fort York Blvd., Suite 4511
                          Toronto, ON, M5V 3Y4, Canada
          (Address of principal executive offices, including zip code)

                                  (800)859-5766
                     (telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of May 3, 2010.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                   March 31,        December 31,
                                                                     2010               2009
                                                                   --------           --------
                               ASSETS

CURRENT ASSETS
  Cash                                                             $  6,109           $ 12,606
  Deposits                                                              425                425
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,534           $ 13,031
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    313           $    988
                                                                   --------           --------
TOTAL LIABILITIES                                                       313                988

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding                5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (58,779)           (52,957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            6,221             12,043
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,534           $ 13,031
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      November 16, 2007
                                             Three Months         Three Months          (inception)
                                                Ended                Ended                through
                                               March 31,            March 31,            March 31,
                                                 2010                 2009                 2010
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    1,622           $      864           $   15,598
MINERAL PROPERTY EXPENSES                             --                8,500               24,111
PROFESSIONAL FEES                                  4,200                1,500               19,070
                                              ----------           ----------           ----------

NET LOSS                                      $   (5,822)          $  (10,864)          $  (58,779)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,500,000            5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                               November 16, 2007
                                                          Three Months       Three Months        (inception)
                                                             Ended              Ended              through
                                                            March 31,          March 31,          March 31,
                                                              2010               2009               2010
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (5,822)          $(10,864)          $(58,779)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Other Receivable                       --                552                 --
    (Increase) decrease in Deposits                               --              4,248               (425)
    Increase (decrease) in Stock Subscriptions Received           --             (3,000)                --
    Increase (decrease) in Accounts Payable                     (675)                --                313
                                                            --------           --------           --------
     NET CASH USED IN OPERATING ACTIVITIES                    (6,497)            (9,064)           (58,891)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                               --                 --             65,000
                                                            --------           --------           --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                 --             65,000
                                                            --------           --------           --------

NET INCREASE (DECREASE) IN CASH                               (6,497)            (9,064)             6,109

CASH AT BEGINNING OF PERIOD                                   12,606             40,475                 --
                                                            --------           --------           --------

CASH AT END OF YEAR                                         $  6,109           $ 31,411           $  6,109
                                                            ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                  $     --           $     --           $     --
  Income Taxes                                              $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tamandare Explorations Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2010, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We incurred operating expenses of $5,822 and $10,864 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and for the three months ended March 31, 2009 there were $8,500 in exploration costs. Our net loss from inception through March 31, 2010 was $58,779.

Cash provided by financing activities for the period from inception (November 16, 2007) through March 31, 2010 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $6,109 with $313 in outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

May 3, 2010                          Tamandare Explorations Inc.


                                         /s/ Mark Lawson
                                         ---------------------------------------
                                     By: Mark Lawson
                                         President, Chief Executive Officer,
                                         Chief Financial Officer,
                                         Principal Accounting Officer & Director