Form 10-Q
period 2010-06-30
TAMANDARE EXPLORATIONS INC.
filed 2010-08-09
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

                                 (800) 859-5766
                     (telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of August 6, 2010.

ITEM 1. FINANCIAL STATEMENTS.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                   June 30,          December 31,
                                                                     2010               2009
                                                                   --------           --------
                               ASSETS

CURRENT ASSETS
  Cash                                                             $  4,124           $ 12,606
  Deposits                                                               --                425
                                                                   --------           --------
      TOTAL ASSETS                                                 $  4,124           $ 13,031
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    305           $    988
                                                                   --------           --------
      TOTAL LIABILITIES                                                 305                988

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding                5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (61,181)           (52,957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            3,819             12,043
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,124           $ 13,031
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      November 16, 2007
                                           Three Months   Three Months    Six Months     Six Months      (inception)
                                              Ended          Ended          Ended          Ended          through
                                             June 30,       June 30,       June 30,       June 30,        June 30,
                                               2010           2009           2010           2009            2010
                                            ----------     ----------     ----------     ----------      ----------
OTHER GENERAL & ADMINISTRATIVE EXPENSES     $      902     $    1,738     $    2,524     $    2,601      $   16,500
MINERAL PROPERTY EXPENSES                           --          8,500             --         17,000          24,111
PROFESSIONAL FEES                                1,500          3,670          5,700          5,170          20,570
                                            ----------     ----------     ----------     ----------      ----------

NET LOSS                                    $   (2,402)    $  (13,908)    $   (8,224)    $  (24,771)     $  (61,181)
                                            ==========     ==========     ==========     ==========      ==========

BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                      $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                            ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                 5,500,000      5,500,000      5,500,000      5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                              November 16, 2007
                                                          Three Months       Three Months        (inception)
                                                             Ended              Ended             through
                                                            June 30,           June 30,           June 30,
                                                              2010               2009               2010
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (8,224)          $(24,771)          $(61,181)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Other Receivable                       --                552                 --
    (Increase) decrease in Deposits                              425              4,231                 --
    Increase (decrease) in Stock Subscriptions Received           --             (3,000)                --
    Increase (decrease) in Accounts Payable                     (683)                --                305
                                                            --------           --------           --------

          NET CASH USED IN OPERATING ACTIVITIES               (8,482)           (22,988)           (60,876)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                               --                 --             65,000
                                                            --------           --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES               --                 --             65,000
                                                            --------           --------           --------

NET INCREASE (DECREASE) IN CASH                               (8,482)           (22,988)             4,124

CASH AT BEGINNING OF PERIOD                                   12,606             40,475                 --
                                                            --------           --------           --------

CASH AT END OF YEAR                                         $  4,124           $ 17,487           $  4,124
                                                            ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                  $     --           $     --           $     --
  Income Taxes                                              $     --           $     --           $     --


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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2010, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

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

We incurred operating expenses of $2,402 and $13,908 for the three months ended June 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and for the three months ended June 30, 2009 there were $8,500 in exploration costs. Our net loss from inception through June 30, 2010 was $61,181.

Cash provided by financing activities for the period from inception (November 16, 2007) through June 30, 2010 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2010 was $4,124 with $305 in outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

August 6, 2010                       Tamandare Explorations Inc.


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