Form 10-Q
period 2010-09-30
TAMANDARE EXPLORATIONS INC.
filed 2010-11-08
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of November 2, 2010.

ITEM 1. FINANCIAL STATEMENTS.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                 September 30,      December 31,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,079           $ 12,606
  Deposits                                                               --                425
                                                                   --------           --------

      TOTAL ASSETS                                                 $  4,079           $ 13,031
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,946           $    988
  Due to a Related Party                                              2,000                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,946                988

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding                5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (64,866)           (52,957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              134             12,043
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,079           $ 13,031
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            November 16, 2007
                                         Three Months     Three Months      Nine Months      Nine Months      (inception)
                                            Ended            Ended            Ended            Ended            through
                                         September 30,    September 30,    September 30,    September 30,    September 30,
                                             2010             2009             2010             2009             2010
                                          ----------       ----------       ----------       ----------       ----------
OTHER GENERAL & ADMINISTRATIVE EXPENSES   $    2,385       $    1,313       $    4,909       $    3,914       $   18,885
MINERAL PROPERTY EXPENSES                         --               --               --           17,000           24,111
PROFESSIONAL FEES                              1,300            1,300            7,000            6,470           21,870


NET LOSS                                  $   (3,685)      $   (2,613)      $  (11,909)      $  (27,384)      $  (64,866)
                                          ==========       ==========       ==========       ==========       ==========
BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                             $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,500,000        5,500,000        5,500,000        5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 November 16, 2007
                                                             Nine Months        Nine Months        (inception)
                                                               Ended              Ended              through
                                                            September 30,      September 30,      September 30,
                                                                2010               2009               2010
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(11,909)          $(27,384)          $(64,866)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Loan to a Related Party                  --                552                 --
    (Increase) decrease in Deposits                                425              4,231                 --
    Increase (decrease) in Stock Subscriptions Received             --             (3,000)                --
    Increase (decrease) in Accounts Payable                        957                 --              1,946
    Increase (decrease) in Due to a Related Party                2,000                 --              2,000
                                                              --------           --------           --------

       NET CASH USED IN OPERATING ACTIVITIES                    (8,527)           (25,601)           (60,921)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                 --                 --             65,000
                                                              --------           --------           --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                 --             65,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (8,527)           (25,601)             4,079

CASH AT BEGINNING OF PERIOD                                     12,606             40,475                 --
                                                              --------           --------           --------

CASH AT END OF YEAR                                           $  4,079           $ 14,874           $  4,079
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $     --           $     --           $     --
  Income Taxes                                                $     --           $     --           $     --


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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2010, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Starting June 1, 2010 the Company paid a director $500 per month for use of office space and services. Mark Lawson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2010, there are funds due to Mark Lawson for $2,000, with no specific repayment terms.

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

We carried out exploration on the Que 1-4 property located in the west central area of the State of Nevada, soutwest of the Town of Tonopah. Phase 1 was completed in December 2008 and in April 2009 further fill-in MMI sampling was carried out. Based on the findings the company decided to abandon the property and is now investigating other opportunities to best utilize our remaining capital. This may include procuring another mineral property for exploration.

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

We incurred operating expenses of $3,685 and $2,613 for the three months ended September 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. For the nine months ended September 30, 2010 and 2009, respectively we incurred operating expenses of $11,909 and $27,384. These expenses consisted of general operating expenses and professional fees and for the nine months ended September 30, 2009 there were $17,000 in exploration costs. Our net loss from inception through September 30, 2010 was $64,866.

Cash provided by financing activities for the period from inception (November 16, 2007) through September 30, 2010 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2010 was $4,079 with $3,946 in outstanding liabilities. Of the outstanding liabilities we have a $2,000 loan from our director. We are an exploration stage company and have generated no revenue to date. Management believes that our current cash balance and loans from our director will allow us to operate for the next 12 months.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

November 2, 2010                     Tamandare Explorations Inc.


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