Form 10-K/A
period 2009-12-31
TAMANDARE EXPLORATIONS INC.
filed 2010-12-15
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 Amendment No. 1

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

         23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653
               (Address of Principal Executive Offices & Zip Code)

                                 (800) 859-7894
                               (Telephone Number)

                            Resident Agents of Nevada
                          711 S. Cason Street, Suite 4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
                     (Name and Address of Agent for Service)

                         15 Fort York Blvd., Suite 4511
                          Toronto, ON, M5V 3Y4, Canada
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 14, 2010, the registrant had 5,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 14, 2010.

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

                                EXPLANATORY NOTE

We are filing this Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the Securities and Exchange Commission on February 16, 2010. The sole purpose of this Form 10-K/A is to include in the filing the revised report issued by our auditor to identify each of the periods presented in the comparitive financial statements included in the filing as being audited, which is required by AU Section 508.08 and to revise the Signatures section to comply with General Instruction D to Form 10-K. Due to a change in Management as reported on Form 8-K on November 24, 2010 this Form 10-K/A has been signed by our current Officer and Director.

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

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Tamandare Explorations Inc.
(Exploration Stage Company)
Toronto, ON, Canada.

We have audited the accompanying balance sheets of Tamandare Explorations Inc. (a development stage company) as of December 31, 2009 and 2008 and the related Statements of expenses, stockholders' equity , and cash flows for the years ended December 31, 2009 and 2008 and the period from inception (November 16,
2007) through December 31, 2009, These financial statements are the responsibility of Tamandare Explorations Inc.. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamandare Explorations Inc.. as of December 31, 2009 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from inception to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMANDARE EXPLORATIONS INC.


By: /s/ David J. Moss
   ---------------------------------------------------
   David J. Moss
   President, Chief Executive Officer,
   Chief Financial Officer, Secretary,
   Treasurer and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Date: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2010              Tamandare Explorations Inc.


                                   /s/ David J. Moss
                                   ---------------------------------------------
                               By: David J. Moss
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal Accounting Officer & Director