Form 10-K
period 2010-12-31
TAMANDARE EXPLORATIONS INC.
filed 2011-03-02
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 1, 2011, the registrant had 5,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 1, 2011.

                           TAMANDARE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  [Removed and Reserved]                                              7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 8.  Financial Statements                                               11
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           18
Item 9A. Controls and Procedures                                            18
Item 9B. Other Information                                                  20

                                    Part III

Item 10. Directors and Executive Officers                                   21
Item 11. Executive Compensation                                             22
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    24
Item 13. Certain Relationships and Related Transactions                     24
Item 14. Principal Accounting Fees and Services                             24

                                     Part IV

Item 15. Exhibits                                                           25

Signatures                                                                  25

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

Tamandare Explorations was incorporated in the State of Nevada on November 16, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 5,500,000 common shares issued and outstanding as of December 31, 2010.

Cash provided by financing activities for the period from inception (November 16, 2007) through December 31, 2010 was $75,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share, $50,000 represents stock subscriptions received from our "all or nothing" offering that was completed on October 8, 2008 and $10,000 in a loan from a related party.

Our financial statements from inception (November 16, 2007) through the year ended December 31, 2010 report no revenues and a net loss of $70,681. Our independent auditor has issued an audit opinion for Tamandare Explorations Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, David J. Moss. Mr. Moss currently devotes 4 hours per week to company matters, in the future he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in November 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $70,681 from inception to December 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. [REMOVED AND RESERVED]

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

As of December 31, 2010, we have 5,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 5,500,000 shares of common stock outstanding as of December 31, 2010, 3,000,000 shares are owned by David J. Moss, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $17,724 and $30,867 for the years ended December 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the year ended December 31, 2009 we incurred $17,000 in mineral property expenses.

Our deficit accumulated during the exploration stage was $70,681.

We have sold $65,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $50,000 to 27 independent investors.

The following table provides selected financial data about our company for the years ended December 31, 2010 and 2009.

           Balance Sheet Data:           12/31/09           12/31/09
           -------------------           --------           --------

           Cash                          $  4,624           $ 12,606
           Total assets                  $  4,624           $ 13,031
           Total liabilities             $ 10,305           $    988
           Shareholders' equity          $ (5,681)          $ 12,043

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $4,624 with $10,305 in outstanding liabilities. Of the outstanding liabilities there is $10,000 in a loan from a related party. Management does not believe our current cash balance will sustain operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 16, 2007 (date of inception) to December 31, 2010 and generated a net loss of $70,681. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash may not to cover the expenses they will incur during the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Tamandare Explorations Inc.
(Exploration Stage Company)
Laguna Hills, CA

We have audited the accompanying balance sheets of Tamandare Explorations Inc. (a development stage company) as of December 31, 2010 and 2009 and the related Statements of expenses, stockholders' equity , and cash flows for the years ended December 31, 2010 and 2009 and the period from inception (November 16,
2007) through December 31, 2010. These financial statements are the responsibility of Tamandare Explorations Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamandare Explorations Inc. as of December 31, 2010 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from inception to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tamandare Explorations Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Tamandare Explorations Inc. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ MaloneBailey, LLP.
----------------------------------
www.malonebailey.com
Houston, TX

March 1, 2011

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       December 31,       December 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  4,624           $ 12,606

OTHER CURRENT ASSETS
  Deposits                                                                    --                425
                                                                        --------           --------
Total Current Assets                                                       4,624             13,031
                                                                        --------           --------

      TOTAL ASSETS                                                      $  4,624           $ 13,031
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $    305           $    988
  Loan Payable - Related Party                                            10,000                 --
                                                                        --------           --------
TOTAL LIABILITIES                                                         10,305                988

STOCKHOLDERS' EQUITY  (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   respectively                                                            5,500              5,500
  Additional paid-in capital                                              59,500             59,500
  Deficit accumulated during exploration stage                           (70,681)           (52,957)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                                     (5,681)            12,043
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  (DEFICIT)               $  4,624           $ 13,031
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                      November 16, 2007
                                                                                        (inception)
                                              Year Ended           Year Ended             through
                                              December 31,         December 31,         December 31,
                                                 2010                 2009                 2010
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    5,524           $    6,097           $   19,500
EXPLORATION COSTS                                     --               17,000               24,111
PROFESSIONAL FEES                                  8,200                7,770               23,070
CONSULTING - RELATED PARTY                         4,000                   --                4,000
                                              ----------           ----------           ----------

NET LOSS                                      $  (17,724)          $  (30,867)          $  (70,681)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.01)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     5,500,000            5,500,000
                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From November 16, 2007 (Inception) through December 31, 2010
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                             Common                     Accumulated
                                               Common        Stock        Additional      During
                                               Stock         Amount        Paid-in      Exploration
                                               Shares        (0.001)       Capital        Stage         Total
                                               ------        -------       -------        -----         -----
Stock issued for cash on December 11, 2007
 @ $0.005 per share                           3,000,000      $ 3,000      $ 12,000      $      --      $ 15,000

Net loss, December 31, 2007                                                                  (957)         (957)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2007                    3,000,000        3,000        12,000           (957)       14,043
                                             ==========      =======      ========      =========      ========
Stock issued for cash on October 8, 2008
 @ $0.02 per share                            2,500,000        2,500        47,500                       50,000

Net loss, December 31, 2008                                                               (21,134)      (21,134)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2008                    5,500,000        5,500        59,500        (22,091)       42,909
                                             ==========      =======      ========      =========      ========

Net loss, December 31, 2009                                                               (30,866)      (30,866)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2009                    5,500,000        5,500        59,500        (52,957)       12,043
                                             ==========      =======      ========      =========      ========

Net loss, December 31, 2010                                                               (17,724)      (17,724)
                                             ----------      -------      --------      ---------      --------

BALANCE, DECEMBER 31, 2010                    5,500,000      $ 5,500      $ 59,500      $ (70,681)     $ (5,681)
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                November 16, 2007
                                                                                                  (inception)
                                                            Year Ended         Year Ended           through
                                                            December 31,       December 31,       December 31,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(17,724)          $(30,867)          $(70,681)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                               425              4,457                 --
    (Increase) decrease in Other Receivable                        --                552                 --
    Increase (decrease) in Stock Subscriptions Received            --             (3,000)                --
    Increase (decrease) in Accounts Payable                      (683)               988                305
                                                             --------           --------           --------

       NET CASH USED IN OPERATING ACTIVITIES                  (17,982)           (27,869)           (70,376)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                --                 --             65,000
  Loan - Related Party                                         10,000                 --             10,000
                                                             --------           --------           --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES               10,000                 --             75,000
                                                             --------           --------           --------

NET INCREASE IN CASH                                           (7,982)           (27,869)             4,624

CASH AT BEGINNING OF PERIOD                                    12,606             40,475                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $  4,624           $ 12,606           $  4,624
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period through December 31, 2010, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Tamandare considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, cash consisted of funds in the Tamandare's bank account.

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2010, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. INCOME TAXES

Tamandare uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010, Tamandare incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $70,681 at December 31, 2010, and will expire through 2030.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

                                                 December 31,
                                            2010               2009
                                          --------           --------

          Deferred Tax Asset              $ 10,602           $  7,944
          Valuation Allowance              (10,602)            (7,944)
                                          --------           --------
          Net Deferred Tax Asset          $     --           $     --
                                          ========           ========

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2010 and September 30, 2010 the Company paid a director $500 per month for use of office space and services. During the quarter from October 1, 2010 to December 31, 2010 the Company paid Mark Lawson, the sole officer and director at the time, $4,000 for consulting fees.

David Moss, the current sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts. $10,000 is payable to David Moss for advances made to the Company, this amount has no terms of repayment, it is unsecured, bears no interest and is due on demand.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT

On November 22, 2010, in a private transaction, David J. Moss purchases 3,000,000 shares of the company's common stock from Roger Gebert, a former officer and director of the Company. Mr. Moss paid Mr. Gebert $1,500 for the shares, or $0.0005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On November 22, 2010, Mark Lawson resigned as an officer and director of the Company. Additionally, effective November 22, 2010, David J. Moss was appointed as President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and a Director of the Company.

There are no understandings or arrangements between Mr. Moss and any other person pursuant to which he was appointed CEO and Director. Mr. Moss presently does not serve on any Company committee. Mr. Moss does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Mr. Moss has never entered into a transaction, nor are there any proposed transactions, between Mr. Moss and the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Tamandare Explorations, whose one year terms will expire 1/31/12, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address                Age    Position   Date First Elected  Term Expires
--------------                ---    --------   ------------------  ------------

David J. Moss                 40    President,       11/22/10          1/31/12
23046 Avenida de la Carlota         Secretary,
Suite 600                           Treasurer,
Laguna Hills, CA                    CFO, CEO &
92653                               Director

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

David J. Moss currently devotes 4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

MR. DAVID J. MOSS is a Director of Pegasi Energy Resources Corporation (OTCBB:
PGSI) since May 2007 and was responsible for their initial capital raise and public listing. He also is an investor and sits on the Board of Managers of Sorteo Games LLC since October of 2008 when he led the management group to buy the business. Mr. Moss has acquired, founded, invested and taken public various companies in a variety of industries since 1995. Most recently he founded Energi Management and Energi Drilling Partners in June of 2010 to enable investors to invest alongside experienced oil and gas operators in large oil and gas drilling projects. Mr. Moss also lead the acquisition Digital Orchid, Inc. and renamed the company Sorteo Games, LLC. Sorteo operates the only government regulated revenue generating mobile national lottery systems and is a provider of server-based wireless, Web and electronic lottery systems. Prior to 2005, he served as Managing Director, Corporate Finance, for Jesup Lamont Securities, where he advised companies on corporate strategy, financings, and business development. He holds an MBA from Rice University and a B.A. in Economics from the University of California, San Diego.

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

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of David J. Moss.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
David J. Moss,  2010     0          0           0           0          0             0            0          0
President,
CFO & CEO

Mark Lawson,    2010     0          0           0           0          0             0            0          0
Former          2009     0          0           0           0          0             0            0          0
President,
CEO & CFO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
David J.      0               0              0           0           0           0            0           0            0
Moss
CEO & CFO

Mark          0               0              0           0           0           0            0           0            0
Lawson,
Former
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

David J Moss        0          0          0             0               0               0             0
Sole Director

Mark Lawson         0          0          0             0               0               0             0
Former Director

There are no current employment agreements between the company and its executive officer.

On November 22, 2010, in a private transaction, David J. Moss purchases 3,000,000 shares of the company's common stock from Roger Gebert, a former officer and director of the Company. Mr. Moss paid Mr. Gebert $1,500 for the shares, or $0.0005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

Mr. Moss currently devotes approximately 4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Tamandare Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership
     --------------------                ------           ------------

     David J. Moss                     3,000,000               54%
     23046 Avenida de la Carlota
     Suite 600
     Laguna Hills, CA

     All Officers and                  3,000,000               54%
      Directors as a Group

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 22, 2010, in a private transaction, David J. Moss purchases 3,000,000 shares of the company's common stock from Roger Gebert, a former officer and director of the Company. Mr. Moss paid Mr. Gebert $1,500 for the shares, or $0.0005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2010.

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

TAMANDARE EXPLORATIONS INC.


By: /s/ David J. Moss
   -------------------------------------------
   David J. Moss
   President, Chief Executive Officer,
   Chief Financial Officer, Secretary,
   Treasurer and Director (Principal
   Executive Officer, Principal
   Financial Officer and Principal
   Accounting Officer)

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 1, 2011                  Tamandare Explorations Inc.


                                   /s/ David J. Moss
                                   ---------------------------------------------
                               By: David J. Moss
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal Accounting Officer & Director