Form 10-Q
period 2011-03-31
TAMANDARE EXPLORATIONS INC.
filed 2011-05-04
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

         23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653
          (Address of principal executive offices, including zip code)

                                  (800)859-7894
                     (telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of May 3, 2011.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                                   March 31,         December 31,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,369           $  4,624
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,369           $  4,624
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,566           $    306
  Loan Payable - Related Party                                       10,000             10,000
                                                                   --------           --------
      TOTAL LIABILITIES                                              12,566             10,306
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding                5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (76,196)           (70,681)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (11,196)            (5,681)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,369           $  4,624
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                  (Unaudited)

                                                                                              November 16, 2007
                                                        Three Months         Three Months         (Inception)
                                                           Ended                Ended               Through
                                                         March 31,            March 31,            March 31,
                                                           2011                 2010                 2011
                                                        ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES                       $    2,015           $    1,622           $   21,515
MINERAL PROPERTY EXPENSES                                       --                   --               24,111
PROFESSIONAL FEES                                            3,500                4,200               26,570
CONSULTING - RELATED PARTY                                      --                   --                4,000
                                                        ----------           ----------           ----------

NET LOSS                                                $   (5,515)          $   (5,822)          $  (76,196)
                                                        ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $    (0.00)          $    (0.00)
                                                        ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     5,500,000            5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               November 16, 2007
                                                            Three Months       Three Months       (Inception)
                                                               Ended              Ended             Through
                                                              March 31,          March 31,          March 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (5,515)          $ (5,822)          $(76,196)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                      2,260               (675)             2,566
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                (3,255)            (6,497)           (73,631)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                 --                 --             65,000
  Loan - Related Party                                              --                 --             10,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                 --             75,000
                                                              --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                 (3,255)            (6,497)             1,369
                                                              --------           --------           --------
CASH AT BEGINNING OF PERIOD                                      4,624             12,606                 --
                                                              --------           --------           --------

CASH AT END OF YEAR                                           $  1,369           $  6,109           $  1,369
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $     --           $     --           $     --
  Income Taxes                                                $     --           $     --           $     --


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tamandare Explorations Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2011, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2010 and September 30, 2010 the Company paid a director $500 per month for use of office space and services. During the quarter from October 1, 2010 to December 31, 2010 the Company paid Mark Lawson, the sole officer and director at the time, $4,000 for consulting fees.

As of March 31, 2011, $10,000 is owed to David Moss from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $5,515 and $5,822 for the three months ended March 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2011 was $76,196.

Cash provided by financing activities for the period from inception (November 16, 2007) through March 31, 2011 was $65,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2011 was $1,369 with $12,566 in outstanding liabilities. Of the outstanding liabilities we have a $10,000 loan from our director. We are an exploration stage company and have generated no revenue to date. Management believes that our current cash balance and loans from our director will allow us to operate for the next 12 months.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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


May 3, 2011                              Tamandare Explorations Inc.

                                             /s/ David J. Moss
                                             -----------------------------------
                                         By: David J. Moss
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, Principal
                                             Accounting Officer & Director