Form 10-Q
period 2011-06-30
TAMANDARE EXPLORATIONS INC.
filed 2011-08-15
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                        Commission file number 333-150419


                           TAMANDARE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

         23046 Avenida de la Carlota, Suite 600, Laguna Hills, CA 92653
          (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of August 15, 2011.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                        (Unaudited)
                                                                         June 30,         December 31,
                                                                           2011               2010
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    747           $  4,624
                                                                         --------           --------

      TOTAL ASSETS                                                       $    747           $  4,624
                                                                         ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                       $  3,460           $    306
  Loan Payable - Related Party                                             10,000             10,000
                                                                         --------           --------
      TOTAL LIABILITIES                                                    13,460             10,306

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   5,500,000 shares issued and outstanding                                  5,500              5,500
  Additional paid-in capital                                               59,500             59,500
  Deficit accumulated during exploration stage                            (77,713)           (70,681)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                          (12,713)            (5,681)
                                                                         --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $    747           $  4,624
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)

                                                                                                             November 16, 2007
                                                  Three Months  Three Months   Six Months      Six Months      (inception)
                                                     Ended         Ended         Ended           Ended           through
                                                    June 30,      June 30,      June 30,        June 30,         June 30,
                                                      2011          2010          2011            2010             2011
                                                   ----------    ----------    ----------      ----------       ----------
OTHER GENERAL & ADMINISTRATIVE EXPENSES            $      316    $      902    $    2,331      $    2,524       $   25,832
MINERAL PROPERTY EXPENSES                                  --            --            --              --           24,111
PROFESSIONAL FEES                                       1,200         1,500         4,700           5,700           27,770
                                                   ----------    ----------    ----------      ----------       ----------

NET LOSS                                           $   (1,516)   $   (2,402)   $   (7,031)     $   (8,224)      $  (77,713)
                                                   ==========    ==========    ==========      ==========       ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $    (0.00)   $    (0.00)   $    (0.00)     $    (0.00)
                                                   ==========    ==========    ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 5,500,000     5,500,000     5,500,000       5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               November 16, 2007
                                                             Six Months         Six Months        (inception)
                                                               Ended              Ended             through
                                                              June 30,           June 30,           June 30,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (7,031)          $ (8,224)          $(77,713)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                 --                425                 --
    Increase (decrease) in Accounts Payable                      3,154               (683)             3,460
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                (3,877)            (8,482)           (74,253)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                 --                 --             65,000
  Loan - Related Party                                              --                 --             10,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                 --             75,000
                                                              --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                 (3,877)            (8,482)               747
CASH AT BEGINNING OF PERIOD                                      4,624             12,606                 --
                                                              --------           --------           --------

CASH AT END OF PERIOD                                         $    747           $  4,124           $    747
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $     --           $     --           $     --
  Income Taxes                                                $     --           $     --           $     --


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           TAMANDARE EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tamandare Explorations Inc. ("Tamandare" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Tamandare's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2011, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of June 30, 2011, $10,000 is owed to David Moss, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception through June 30, 2011 was $77,713.

We incurred operating expenses of $1,516 and $2,402 for the three months ended June 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $7,031 and $8,224 for the six months ended June 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Cash provided by financing activities for the period from inception (November 16, 2007) through June 30, 2011 was $75,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008. The remaining $10,000 was a loan from our director.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2011 was $747 with $13,460 in outstanding liabilities. Of the outstanding liabilities we have a $10,000 loan from our director. We are an exploration stage company and have generated no revenue to date. Management believes that our current cash balance and loans from our director will allow us to operate for the next 12 months.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


August 15, 2011                         Tamandare Explorations Inc.


                                        /s/ David J. Moss
                                        ----------------------------------------
                                        By: David J. Moss
                                        President, Chief Executive Officer,
                                        Chief Financial Officer,
                                        Principal Accounting Officer & Director