Form 10-Q
period 2011-09-30
TAMANDARE EXPLORATIONS INC.
filed 2011-10-07
CIK 1430306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

                                 (800) 859-7894
                     (telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares as of October 6, 2011.

ITEM 1. FINANCIAL STATEMENTS

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                 September 30,      December 31,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    205           $  4,624
                                                                   --------           --------

      TOTAL ASSETS                                                 $    205           $  4,624
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,240           $    306
  Loan Payable - Related Party                                       10,000             10,000
                                                                   --------           --------
      TOTAL LIABILITIES                                              15,240             10,306

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding                5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Deficit accumulated during exploration stage                      (80,035)           (70,681)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (15,035)            (5,681)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    205           $  4,624
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           November 16, 2007
                                           Three Months    Three Months    Nine Months      Nine Months       (inception)
                                              Ended           Ended           Ended            Ended            through
                                           September 30,   September 30,   September 30,    September 30,     September 30,
                                               2011            2010            2011            2010              2011
                                            ----------      ----------      ----------      ----------        ----------
OTHER GENERAL & ADMINISTRATIVE EXPENSES     $    1,122      $    2,385      $    3,453      $    4,909        $   26,954
MINERAL PROPERTY EXPENSES                           --              --              --              --            24,111
PROFESSIONAL FEES                                1,200           1,300           5,900           7,000            28,970
                                            ----------      ----------      ----------      ----------        ----------

NET LOSS                                    $   (2,322)     $   (3,685)     $   (9,353)     $  (11,909)       $  (80,035)
                                            ==========      ==========      ==========      ==========        ==========
BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                      $    (0.00)     $    (0.00)          (0.00)     $    (0.00)
                                            ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          5,500,000       5,500,000       5,500,000       5,500,000
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

                           TAMANDARE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                               November 16, 2007
                                                            Nine Months        Nine Months        (inception)
                                                               Ended              Ended            through
                                                           September 30,      September 30,      September 30,
                                                               2011               2010               2011
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (9,353)          $(11,909)          $(80,035)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                --                425                 --
    Increase (decrease) in Accounts Payable                     4,934                957              5,240
                                                             --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                (4,419)           (10,527)           (74,795)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock for Cash                                --                 --             65,000
  Loan - Related Party                                             --              2,000             10,000
                                                             --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                --              2,000             75,000
                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                (4,419)            (8,527)               205

CASH AT BEGINNING OF PERIOD                                     4,624             12,606                 --
                                                             --------           --------           --------

CASH AT END OF PERIOD                                        $    205           $  4,079           $    205
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Tamandare will continue to realize its assets and discharge its liabilities in the normal course of business. Tamandare has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tamandare as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tamandare to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2011, Tamandare has accumulated losses since inception. These factors raise substantial doubt regarding Tamandare's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tamandare be unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of September 30, 2011, $10,000 is owed to David Moss, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

PLAN OF OPERATION

On September 13, 2011 and further extended on September 30, 2011, the Company entered into a letter of intent to acquire all the outstanding shares of TONIX Pharmaceuticals, Inc. in exchange for 22,666,667 commons shares of the Company after taking into account the cancellation of 1,500,000 shares of the Company's issued and outstanding shares. As a prerequisite for closing, the Company and Tonix will have raised a minimum of $1,500,000 by way of an 8% convertible promissory note. There can be no assurance that we will be able to finalize the agreement.

If we are unable to finalize the agreement with TONIX Pharmaceuticals our plan of operation for the next twelve months is to secure a new property for exploration or other potential business opportunities that might be available to the Company. There can be no assurances that we will be able to secure a new property for exploration or find other available business opportunities, nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. Our net loss from inception through September 30, 2011 was $80,035.

We incurred operating expenses of $2,322 and $3,685 for the three months ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

We incurred operating expenses of $9,353 and $11,909 for the nine months ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Cash provided by financing activities for the period from inception (November 16, 2007) through September 30, 2011 was $75,000, of which $15,000 was from the sale of 3,000,000 shares of common stock to a director of the company for $0.005 per share and $50,000 represents stock subscriptions received from an "all or nothing" offering which was completed on October 8, 2008. The remaining $10,000 was a loan from our director.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2011 was $205 with $15,240 in outstanding liabilities. Of the outstanding liabilities we have a $10,000 loan from our director. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

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

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101      INTERACTIVE DATA FILES PURSUANT TO RULE 405 OF REGULATION S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 6, 2011                         Tamandare Explorations Inc.


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