Form 10-Q
period 2012-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2012-05-15
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150149

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 Madison Avenue, Suite 306

New York, New York 10022

(Address of principal executive offices) (zip code)

(212) 980-9155

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of May 14, 2012, there were 34,278,432 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

		Condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through March 31, 2012 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficiency for the three months ended March 31, 2012 (unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through March 31, 2012 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-14

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	ITEM 4.	Controls and Procedures	22-23

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	24
	ITEM 1A.	Risk Factors	24
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24-25
	ITEM 3.	Defaults Upon Senior Securities	25
	ITEM 4.	Mine Safety Disclosures	25
	ITEM 5.	Other Information	25
	ITEM 6.	Exhibits	25

	SIGNATURES		26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$2,501,382	$41,123
Prepaid expenses	64,047	102,430
Total current assets	2,565,429	143,553

Furniture and equipment, net	23,196	25,550
Deferred financing costs, net	-	196,166
Restricted cash	60,199	60,177

Total assets	$2,648,824	$425,446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable, including $59,060 and $27,483 to related parties as of March 31, 2012 and December 31, 2011, respectively	$182,408	$695,198
Accrued expenses	98,733	10,229
Accrued interest, including $3,111 and $5,006 to related parties as of March 31, 2012 and December 31, 2011, respectively	3,111	38,306
Liability to placement agent	-	31,543
Convertible debentures	-	150,000
Total current liabilities	284,252	925,276

Warrant liability, including $301,604 to related parties	2,714,897	-
Convertible debentures, including $265,000 to related parties	-	1,925,000
Deferred rent payable	28,570	29,083

Total liabilities	3,027,719	2,879,359

Commitments	-	-

Stockholders' deficiency:
Common stock, $0.001 par value; 75,000,000 and 75,000,000 authorized; 34,278,432 and 27,066,667 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	34,278	27,067
Additional paid in capital	7,996,495	3,913,700
Deficit accumulated during development stage	(8,409,668)	(6,394,680)

Total stockholders' deficiency	(378,895)	(2,453,913)

Total liabilities and stockholders' deficiency	$2,648,824	$425,446

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2012	2011	March 31, 2012
COSTS AND EXPENSES:
Research and development	$397,628	$79,463	$2,349,582
General and administrative	762,737	434,215	5,017,984
	1,160,365	513,678	7,367,566

Operating Loss	(1,160,365)	(513,678)	(7,367,566)

Gain on extinguishment of debt	-	-	7,908
Change in fair value of warrant liability	47,023		47,023
Interest and other financing costs, net	(901,646)	22	(1,097,033)

NET LOSS	$(2,014,988)	$(513,656)	$(8,409,668)

Net loss per common share, basic and diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding, basic and diluted	31,650,490	18,657,367

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2012

(unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	27,066,667	$27,067	$3,913,700	$(6,394,680)	$(2,453,913)
Common stock issued in January 2012 to holders of convertible debenture ($0.62 per share)	594,000	594	367,686	-	368,280
Issuance of common stock in January and March 2012 ($0.62 per share), net of transaction expenses	6,617,765	6,617	3,625,694	-	3,632,311
Warrants issued in January 2012 to holders of connection with convertible debentures	-	-	83,289	-	83,289
Warrants issued to placement agent in January 2012	-	-	6,126	-	6,126
Net loss	-	-	-	(2,014,988)	(2,014,988)
Balance at March 31, 2012	34,278,432	$34,278	$7,996,495	$(8,409,668)	$(378,895)

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,014,988)	$(513,656)	$(8,409,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,354	2,239	19,666
Amortization and write down of deferred financing costs	196,166	-	249,543
Non-cash interest, consisting of common stock and warrants issued in connection with convertible debentures	426,152	-	426,152
Non-cash financing costs related to January and March 2012 financing	81,337	-	81,337
Change in fair value of warrant liability	(47,023)	-	(47,023)
Common stock issued in exchange for intellectual property	-	8,865	383,250
Stock based compensation	-	40,236	686,713
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	38,383	1,638	(64,047)
Accounts payable	(512,790)	77,374	182,408
Accrued interest	(35,195)	-	3,111
Accrued expenses	88,503	(7,400)	199,443
Deferred rent payable	(513)	9,755	28,570
Net cash used in operating activities	(1,777,614)	(380,949)	(6,268,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	(2,764)	(42,862)
Increase in cash overdraft	-	17,741	-
Interest earned on restricted cash	(22)	(22)	(60,199)
Net cash (used in) provided by investing activities	(22)	14,955	(103,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from notes payable	-	-	700,000
(Repayments) proceeds from Convertible Debentures	(150,000)	-	1,351,000
Proceeds, net of expenses $304,870, from January and March 2012 financing	4,387,895	-	4,387,895
Proceeds from the sale of capital stock	-	302,999	1,954,001
Net cash provided by financing activities	4,237,895	302,999	8,872,896

Net (decrease) increase in cash	2,460,259	(62,995)	2,501,382
Cash, beginning of the period	41,123	65,359	-

Cash, end of period	$2,501,382	$2,364	$2,501,382

Supplemental disclosures of cash flow information:
Interest paid	$35,195		$35,195

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Common stock issued for deferred financing costs	$-	$-	$144,000
Warrants issued in connection with January and March 2012 Financing charged to stockholders’ deficiency	$130,898	$-	$130,898

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 –BUSINESS AND RECAPITALIZATION

Tonix Pharmaceuticals Holding Corp. (the "Company") through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. is attempting to develop safer and more effective versions of widely prescribed central nervous system ("CNS") drugs. While some new applications can use the commercially available form of the drug, in other cases reformulating the active ingredient improves its safety or effectiveness in treating the CNS condition. When formal development programs have proven successful in clinical tests, Tonix Pharmaceuticals, Inc. intends to seek marketing approval from the Food and Drug Administration ("FDA").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

Basis of Presentation

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has a stockholders' deficiency at March 31, 2012 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

During the three months ended March 31, 2012, the Company issued common stock and warrants and obtained net cash proceeds in the aggregate of $4,387,895. In addition, $1,925,000 in previously issued notes were exchanged for common stock and warrants (see Note 6). The Company expects that cash used in operations will increase significantly over the next several years and it is the Company's intent to raise additional capital to complete the development and commercialization of its current product candidates through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

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

Research and Development costs

The Company outsources its research and development efforts and expenses related costs as incurred, including the cost of manufacturing products for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed in 2007 and 2010 as research and development costs, as it related to particular research and development projects and had no alternative future uses.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2012 and 2011 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

Per share data:

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in October 2011 (see Note 1), which was accounted for as recapitalization of the Company.

During the three months ended March 31, 2012, upon the completion of the January and March financing (see Note 6), the Company issued an aggregate of 7,390,292 warrants to purchase the Company's common stock. In computing diluted net loss per share, no effect has been given to such shares as their effect would be anti-dilutive.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
Office furniture and equipment	$42,862	$42,862
Less: accumulated depreciation	(19,666)	(17,312)

	$23,196	$25,550

Depreciation expense for the three months ended March 31, 2012 and 2011 was $2,354 and $2,239, respectively.

NOTE 4 - RESTRICTED CASH

Restricted cash at March 31, 2012 and December 31, 2011 collateralizes a letter of credit in the amount of approximately $60,000 issued in connection with the lease of office space in New York City.

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

The Convertible Debentures mature on the earlier of (i) one year from the date of issuance or (ii) the date of closing of a private placement of equity, equity equivalent, convertible debt or debt financing in which the Company receives gross proceeds, in one or more transactions, of at least $3,425,000 (a “Subsequent Financing”), which took place on January 20, 2012 (“January 2012 Financing”) (see Note 6). The Convertible Debentures bear interest at 8% per annum and were convertible at the holder’s option into a Subsequent Financing. In the event that a Subsequent Financing has not occurred within 12 months from the date of issuance of the Convertible Debentures, the holder had the option to convert into a number of shares of the Company's common stock equal to 1% of the Company's shares of common stock on a fully diluted basis for every $125,000 of Convertible Debentures (the “Conversion Shares”) or an aggregate of approximately 3,985,000 shares based on the outstanding shares of the Company common stock as of December 31, 2011. Upon the January 2012 Financing, $1,925,000 of debentures were exchanged for Units and the remaining $150,000 of debentures were repaid. As a result of the exchange, $1,925,000 principal amount of debentures are classified as a non-current liability in the accompanying balance sheet at December 31, 2011.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

Upon conversion or repayment of the Convertible Debenture, the holder was entitled to receive, at the holder’s option, either (i) a warrant (the “Debenture Warrant”), which has a three year term and is exercisable at the offering price in a Subsequent Financing, to purchase such number of shares of the Company's common stock equal to the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing, (the “Warrant Shares”) or (ii) shares of the Company's common stock equal to 33% of the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing (the “Incentive Shares”). The Conversion Shares, Warrant Shares and Incentive Shares are entitled to piggyback registration rights. Upon the January 2012 Financing, the holders of the Convertible Debenture elected to receive 275,000 Debenture Warrants exercisable at $1 per share with fair value of $83,289 and 594,000 Incentive Shares valued at $368,280. The value of the Debenture and Incentive Shares was charged to operations as interest expense in the first quarter of 2012.

In addition to selling commissions paid to the placement agents on the sale of certain Convertible Debentures, the placement agents received warrants that expire in January 2014 and 2015 (“Agents Warrants”), respectively, and are exercisable at the offering price in a Subsequent Financing to purchase shares of the Company's common stock equal to 3% and 9%, respectively, of the gross proceeds delivered by purchasers introduced by such placement agents divided by the purchase price per share in the Subsequent Financing. In the event that the Subsequent Financing has not occurred within 12 months from the date of issuance of the Convertible Debentures, the placement agents were entitled to receive, in lieu of the warrants, shares of common stock equal to 3% and 9%, respectively, of the number of shares of the Company's common stock such purchasers were entitled to receive upon conversion of their Convertible Debentures or an aggregate of approximately 88,000 shares based on the outstanding shares of the Company's common stock as of December 31, 2011. The Company recognized a liability to placement agents to issue shares of its common stock based on their fair value of approximately $32,000 as of December 31, 2011. Upon the January 2012 Financing, the placement agents become entitled to receive 30,750 warrants exercisable at $1.00 per share with a fair value $6,126, which was charged to operations as interest expense in the first quarter of 2012. Additionally the liability to placement agent of $32,000 was credited to interest expenses in the first quarter of 2012.

The fair value of the Debenture and Agents Warrants was determined using the Black Scholes option pricing model with the following assumptions: fair value of the Company’s common stock $0.62 per share determined based on January and March 2012 proceeds; dividends yield 0% ; expected terms 2 to 3 years; risk free interest rate: 0.91%; and expected volatility: 73 to 94%.

The following expenses in connection with the issuance of Convertible Debenture were recorded as deferred financing costs: fair value of 400,000 shares of the Company’s common stock issued to the placement agent valued at $144,000, cash payments to the placement agents of $54,000, legal expenses of $20,000 and fair value of the liability to placement agent to issue the Company’s shares of common stock in the amount of $32,000. The deferred financing costs were amortized using the effective interest method over the twelve month term of the Convertible Debentures. During the year ended December 31, 2011, amortization of deferred financing costs amounted to approximately $53,000 and charged to interest expense in the statement of operations and remaining balance was charged to operations in connection with the extinguishment of the debentures resulting from their exchange and repayment in 2012.

Pursuant to a Pledge and Security Agreement and Subsidiary Guaranty, the Company granted the Debenture holders a first priority lien on all its assets.

NOTE 6- JANUARY AND MARCH 2012 FINANCING

On January 20, 2012, the Company issued an aggregate of 172.118 units (“Units”) to certain investors (the “Purchasers”) for aggregate cash proceeds of $2,377,950 and $1,925,000 in previously issued Convertible Debentures of the Company that were exchanged for Units ( “January 2012 Financing”). On March 1, 2012, the Company issued an aggregate of 92.5926 units to certain investors for aggregate cash proceeds of $2,314,815 ( “March 2012 Financing”).

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The Class A Warrants have an exercise price of $1.25 per share of common stock and will be exercisable for a period of five years from the date of issuance. The warrants have certain anti-dilutive provisions that expire the earlier of i) one year or ii) upon effectiveness of a registration of all shares covered by Class A Warrants. The Class B Warrants are exercisable automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of the Company’s daily volume weighted average price is below $0.75 during the 10 trading days after the Announcement Date (as hereinafter defined) (the “Measuring Period”), then the holder will be entitled to receive additional shares of the Company’s Common Stock upon the exercise of the Class B Warrants on the expiration date, which is the 12th trading day after the Announcement Date. In the event that the Company’s average daily volume weighted average price is at or above $0.75 during the Measuring Period, the Class B Warrants will expire unexercised. The Announcement Date was the earlier of (1) the date on which the Company announces via press release the results of the pharmacokinetic study of its TNX-102 drug formulation; or (2) June 1, 2012. On April 5, 2012 the Company issued a press release announcing the results of the pharmacokinetic study of its TNX-102 drug formulation, which is defined as an Announcement Date for the purpose of the Class B Warrants. Based on the Company’s average daily volume weighted average price, which was $1.73 per share, during the Measuring Period, the Class B Warrants expired unexercised.

The Company determined that the Class A Warrants and the Agent Warrants described below should be classified as a liability due to transactions which cause an adjustment to the conversion rate (down round provisions) contained in the warrant agreements and remeasured at each reporting date at their fair value with the changes reported in earnings. Liability classification will end upon expiration of down round provisions as described above, at which time the warrants will be reclassified to equity based on their then fair value. The Company determined the fair value of the Class A Warrants and the Agent Warrants to be $2,549,684 and $212,235 on the issuance dates using, as a result of the down round provisions, the Binomial Lattice model using the following assumptions: fair value of the Company’s common stock $0.62 per share determined based on January and March 2012 Financings; dividend yield 0%; expected terms 5 to 7 years; risk free interest rate 0.89% to 1.47%; expected volatility of: 96.68% and 96.69%; and the expected price at which holders are likely to exercise their warrants of $1.25.

At March 31, 2012, the Company determined the fair value of the Cass A Warrants and Agent Warrants to be $2,714,897 using the Binomial Lattice model with the following assumptions: fair value of the Company’s common stock $0.62 per share determined based on January and March 2012 Financings; dividend yield 0%; expected terms 4.81 to 6.92 years; risk free interest rate 1.04% to 1.61%; expected volatility of: 96.38%; and the expected price at which holders are likely to exercise their warrants of $1.25. The reduction of $47,023 in fair value of warrants liability was included in results of operations for the three months ended March 31, 2012.

In connection with the January and March 2012 Financing, the Company paid a placement agent (the “Agent”) an aggregate cash payment of $466,777, which represented an 8% commission and a 2% non-accountable expense allowance of the gross proceeds delivered by Purchasers in the January and March 2012 Financing. In addition, the Agent earned an aggregate of 466,777 warrants to purchase shares of common stock equal to 10% of the gross proceeds delivered by Purchasers in the January and March 2012 Financing (the “Agent Warrants”), which have an exercise price of $1.25 per share of common stock, exercisable for a period of seven years, contain anti-dilution protection and are entitled to piggy-back registration rights. Total expenses related to the financing, including cash and the fair value of warrants given to the Agent, amounted to $706,511, of which $435,713 was charged to additional paid-in capital and $270,798, deemed allocable to the warrant liability, was charged to current and other financing costs.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and therefore has classified the obligation as a long term liability.

In connection with the financings, the Company entered into a Registration Rights Agreement with Purchasers.  The Company is required to file a registration statement registering for resale the common stock included in the Units and the common stock underlying the Class A Warrants and the Agent Warrants to be filed no later than 60 days from the date of termination of the financings on March 1, 2012 and must be declared effective no later than 120 days from the date of termination of the Financing (June 29, 2012).  On April 26, 2012, the Company filed the registration statement. The Company is required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company fails to comply with the registration statement filing or effective date requirements, the Company is required to pay the investors a fee equal to 1.0% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 10% to each Purchaser.

NOTE 7- STOCKHOLDERS' EQUITY

On May 2, 2012, the Company filed amended and restated Articles of Incorporation. Among other changes, the Company increased the number of authorized shares of common stock, $0.001 par value to 150,000,000. Additionally, the Company is now authorized to issue 5,000,000 shares of preferred stock, $0.001 par value with such designations, references and participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined by the Company’s Board of Directors.

NOTE 8- STOCK OPTIONS

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Options Plan (the “Plan”). The Plan provides for the issuance of options to purchase up to 4,000,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the Plan should not be more than five years and expiration period not more than ten years. The Company reserved 4,000,000 shares of its common stock for future issuance under the terms of the Plan. As of March 31, 2012, no options had been granted.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 9- STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2012:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	305,750	January 2014 to January 2015
1.25	7,084,542	January 2017 to March 2019
	7,390,292

On January 20, 2012, the Company issued an aggregate of 275,000 and 30,750 warrants to purchase the Company's common stock at an exercise price of $1.00 per share expiring five and seven years from the date of issuance to convertible debenture holders and placement agents, respectively (see Note 5).

In connection with the January 2012 and March 2012 Financing, the Company issued to investors an aggregate of 4,302,950 and 2,314,815 warrants, respectively, to purchase the Company's common stock at an exercise price of $1.25 per share expiring five years from the date of issuance. In addition, the Company issued an aggregate of 235,295 and 231,482 warrants to purchase the Company's common stock at an exercise price of $1.25 per share expiring seven years from the date of issuance to placement agents. These shares contain certain anti-dilutive provisions and are covered under a registration rights agreement. (see Note 6)

NOTE 10 - RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of the Company’s directors, are the primary founders of the Company. The Company has entered into various agreements for consulting services with several companies under their control, including L&L Technologies, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co. In consideration for its services, L&L Technologies receives $96,000 per annum. The consulting agreement renews automatically for subsequent terms of one year at $96,000 per annum. Effective February 1, 2012, Lederman & Co. receives $250,000 per annum for its services. The consulting agreement renews automatically for subsequent terms of one year at $250,000 per annum. Total expenses paid under these agreements were $76,250 and $86,500 during the three months ended March 31, 2012 and 2011, respectively. In January 2012, the related party companies received interest on the convertible notes in the aggregate amount of $6,183.

In connection with the January 2012 Financing, related party convertible debenture holders received an aggregate of 84,150 shares of common stock and 10,000 warrants to purchase the Company's common stock at an exercise price of $1.00 for three years (see Note 5). Upon exchange of debentures for units in the January 2012 Financing, related party debenture holders received an aggregate of 275,000 of the Company's common stock, 275,000 Class A Warrants and 275,000 Class B Warrants (see Note 6).

NOTE 11 — FAIR VALUE

The carrying value of cash, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model or Black Scholes option pricing model as described in Note 6. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs.

NOTE 12 — SUBSEQUENT EVENTS

Employment agreements

Effective April 1, 2012, the Company entered into an employment agreement with Dr. Gershell (the “Gershell Agreement”) to serve as Chief Financial Officer.  The base salary under the Gershell Agreement is $175,000 per annum, which shall increase to $325,000 per annum upon the Company consummating an equity sale of securities in excess of $20 million (the “Gershell Threshold”). The Gershell Agreement provides for at-will employment and can be terminated at any time by either party, provided, however, that if the Company terminates Dr. Gershell for any reason other than cause (as defined in the Gershell Agreement), then Dr. Gershell shall be entitled to six weeks of severance, which severance payment shall increase to six months if such termination occurs after the Gershell Threshold. In addition, Dr. Gershell is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

Effective April 2, 2012, the Company entered into an employment agreement (the “Selzer Agreement”) with Benjamin Selzer to serve as Chief Operating Officer.  The Selzer Agreement replaces and terminates the employment agreement Mr. Selzer had previously entered into with Tonix Pharmaceuticals, Inc. The base salary under the Selzer Agreement is $175,000 per annum, which shall increase to $250,000 per annum effective October 7, 2012, and shall increase to $320,000 per annum upon the Company consummating an underwritten public offering of equity securities in excess of $10 million net to the Company (the “Selzer Threshold”). In the event that the Selzer Threshold occurs subsequent to October 7, 2012, Mr. Selzer shall be entitled to retroactive adjustment of the base salary to the $320,000 per annum rate, not to exceed an aggregate adjustment of $170,000. The Selzer Agreement has an initial term of two years, and renews thereafter for additional one year terms unless either party provides 90 days written notice prior to the termination of a term not to extend the Selzer Agreement.

If the Company terminates Mr. Selzer after the Selzer Threshold and for any reason other than cause (as defined in the Selzer Agreement), then Mr. Selzer shall be entitled to six months of severance. In addition, Mr. Selzer is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

Options

On May 9, 2012, the Company's Board of Directors granted an aggregate of 378,864 incentive stock options and 3,121,136 non-statutory stock options pursuant to the Company's 2012 Stock Plan, to officers, members of the board of directors and employees of the Company. The options have an exercise price of $1.50, a term of 10 years and vest one-third on May 9, 2013 and one-thirty-sixth on the 9th of each month thereafter for 24 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

We are a specialty pharmaceutical company focusing on developing new pharmaceuticals products that are safer and more effective than widely prescribed CNS drugs in large and growing markets. The ongoing advances in science and medicine provide a number of opportunities to apply known active pharmaceutical ingredients to new uses. We use the unfolding understanding of disease and medicine when we search for potential therapeutic solutions among prescription pharmaceutical agents that have been used safely in patients for other conditions. We seek to create new dose and formulation options that are tailored to the new therapeutic uses for these agents.

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

We also have a pipeline of other product candidates. For competitive reasons, we do not disclose the identities of the active ingredients or targeted indications in our pipeline until a U.S. patent has been allowed or issued. Consistent with our mission, these product candidates are or likely will be reformulations of active ingredients that have been used in humans in other products and that are designed for new CNS therapeutic indications.

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

On October 7, 2011, we executed and consummated the Share Exchange Agreement with Tonix Sub. Pursuant to the Share Exchange, each share of Tonix Sub’s common stock was exchanged for 0.9 shares of our common stock, and each share of Tonix Sub’s Series A and B preferred stock was exchanged for 4.8 shares of our common stock. Upon completion of the Share Exchange, the Tonix Sub shareholders, including holders of 1,396,982 restricted shares, which were subject to accelerated vesting, received in exchange for all of their shares, an aggregate of 22,666,667 shares of our common stock and our existing stockholders retained 4,000,000 shares of common stock. The 22,666,667 shares issued to the Tonix Sub shareholders constituted approximately 85% of our 26,666,667 shares of common stock issued and outstanding after the Share Exchange. Upon completion of the Share Exchange, Tonix Sub became our wholly-owned subsidiary. For accounting purposes, the acquisition has been treated as a recapitalization of Tonix Sub, accompanied by the issuance of our common stock for the outstanding common stock of Toxic Sub, which was recorded at a nominal value. The historical financial statements are those of Tonix Sub. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on June 7, 2007 (inception date). Also, professional services expenses were allocated to research and development and general and administrative expenses in the 2010 and cumulative from inception through December 31, 2011 statement of operations to be consistent with the current period’s presentation.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended March 31, 2012 and 2011.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were $397,628, an increase of $318,165, or 400%, from $79,463 for the three months ended March 31, 2011. The increase in clinical cost and activities had to do with the pharmacokinetic study of our TNX-102 drug formulation

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $762,737, an increase of $328,522, or 76%, from $434,215 incurred in the three months ended March 31, 2011. This increase is primarily due to payroll related expenses and professional services.

Payroll related expenses increased to $340,906 in the current period from $188,400 for the three months ended March 31, 2011, an increase of $152,506, or 81%. Payroll related expenses include both cash and non-cash compensation associated with the vesting of restricted stock grants in 2011. The increase in payroll related costs was a result of headcount increases, salary increases and bonuses to our core management team. Upon closing of the private placement financing in January 2012, the salaries for our core management team were increased, and one-time bonuses were paid.

Professional services for the three months ended March 31, 2012 totaled $286,511, an increase of $135,193, or 89%, over the $151,318 incurred for the three month period ended March 31, 2011. Of professional services, legal fees totaled $116,975 for the three months ended March 31, 2012, an increase of $59,653, or 104%, from $57,322 incurred for the three months ended March 31, 2011. The increase related to filings with the SEC, as we were a private company during the quarter ended March 31, 2011. Other professional fees totaled $125,360 for the three months ended March 31, 2012, an increase of $31,364 or 33%, from $93,996 for the three months ended March 31, 2011. The increase was primarily a result of $52,629 in investor and public relations in the three months ended March 31, 2012 compared to $36,149 in 2010. Accounting fees incurred in the three months ended March 31, 2012 amounted to $69,593, an increase of $69,593, or 100%, from nil incurred in the three months ended March 31, 2011. The increase in accounting fees was a result of our public reporting obligations, which we did not have in 2011 as we were still a private company at that time.

Travel, meals and entertainment costs for three months ended March 31, 2012 were $15,554, an increase of $6,843, or 79%, from $8,711 incurred in the three months ended March 31, 2011. Travel, meals and entertainment costs include travel related to medical and life sciences conferences. Rent for three months ended March 31, 2012 totaled $30,361, a decrease of $5,620, or 16%, from $35,981 incurred in the three months ended March 31, 2011. Depreciation expense in the three months ended March 31, 2012 totaled $2,354, an increase of $115, or 5%, over the expense of $2,239 incurred in the three months ended March 31, 2011, as a result of the purchase of new office computers.

Interest and Other Financing Costs. Interest expense for the three months ended March 31, 2012 totaled $901,646, an increase of $901,668 from $22 income earned during the three months ended March 31, 2011. In 2012, our interest costs were comprised primarily of amortization and write-off of deferred financing costs related to the issuance of our secured convertible debentures in October 2011 of $196,166, allocated offering costs charged to interest as part of our current period financing of $270,743 and the fair value of common stock and warrants issued to convertible debentures holders in connection with the conversion to current period financing of $426,153, net with prior period accrual. In addition, we incurred interest expense related to our convertible debentures.

Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2012 was $2,014,988, compared to a net loss of $513,656 for the three months ended March 31, 2011, an increase of $1,501,332, or 292%.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital of $2,281,177, comprised primarily of cash of $2,501,382. For the three months ended March 31, 2012, we used $1,777,614 of cash in operating activities. Cash provided by financing activities totaled $4,237,895 from the sale of shares of capital stock of $4,387,895, net with repayments of our convertible debentures of $150,000. In the comparable 2011 period, $302,999 was raised through the sale of shares of capital stock. At March 31, 2012, we had cash of $2,501,382 compared to $41,123 at December 31, 2011. Our cash is held in bank deposit accounts. At March 31, 2012 and December 31, 2011, we had nil and $2,075,000 of secured convertible debentures outstanding, respectively.

Cash used in operations for the three months ended March 31, 2012 and 2011 was $1,777,614, and $380,949, respectively, which represent cash outlays for research and development and general and administrative expenses in such years. Increase in cash outlays principally resulted from clinical cost and activities, regulatory cost, payroll and rent.

Cash used in investing activities for the three months ended March 31, 2012 was $22, compared to cash provided by investing activities of $14,955 in the three months ended March 31, 2011. In the three month period ended March 31, 2011, we purchased office furniture and computer equipment of $2,764.

In their report dated March 30, 2012, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we have a stockholders' deficiency at March 31, 2012 and require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Notes Payable

On September 9, 2011, Tonix Sub sold $500,000 principal amount of convertible notes (the “Notes”) to nine accredited investors. The Notes were due one year from the date of issuance, bear interest at the rate of 8% per annum and were automatically converted into Debentures in the 2011 Financing.

2011 Private Placement

Between October and November, 2011 we consummated the 2011 Financing pursuant to which we sold $2,075,000 principal amount of Debentures for aggregate cash proceeds of $1,575,000 and the exchange of $500,000 in previously issued Notes of Tonix Sub that were converted into Debentures in the principal face amount of $500,000.

The Debentures mature on the earlier of (i) the one year anniversary of the date of issuance or (ii) the date of a Subsequent Financing. The Debentures bear interest at 8% per annum and are convertible at the holder’s option into a Subsequent Financing. In the event that a Subsequent Financing has not occurred within 12 months from the date of issuance of the Debenture, the holder has the option to convert the Debenture into the Conversion Shares. In addition, upon conversion or repayment of the Debenture, the holders were entitled to receive, at the holder’s option, either (i) the Conversion Warrant or (ii) the Incentive Shares. The private placement that closed in January 2012 met the requirements of a Subsequent Financing, therefore, the holders of the Debentures elected to receive 275,000 Conversion Warrants and 594,000 Incentive Shares. The Conversion Warrants have three year term and $1.00 exercise price.

In connection with the 2011 Financing, we made cash payments to WFG Investments and Seagate of $40,000 and $14,000, respectively, as commissions and attorney fees of $20,000. In addition, WFG Investments and Seagate earned an aggregate of 30,750 2011 Agent Warrants, which have terms similar to the Conversion Warrants.

2012 Private Placement

Between January and March, 2012, we consummated the 2012 Financing pursuant to which we issued an aggregate of 264.7106 Units to certain investors for aggregate cash proceeds of $4,692,765 and the exchange of $1,925,000 in previously issued Debentures that were converted into Units. The 2012 Financing satisfied the requirements for the Subsequent Financing discussed above.

Each Unit had a purchase price of $25,000 per Unit and consisted of twenty five thousand (25,000) shares of our Common Stock, 25,000 Class A Warrants and 25,000 Class B Warrants.

The Class A Warrants have an exercise price of $1.25 per share of Common Stock and will be exercisable for a period of five years from the date of issuance. The Class B Warrants were not exercisable by the Purchasers and would be exercised automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of our daily volume weighted average price was below $0.75 during the Measuring Period, then the holder was entitled to receive additional shares of our Common Stock upon the exercise of the Class B Warrants on the expiration date, which was the 12th trading day after the Announcement Date. In the event that our average daily volume weighted average price was at or above $0.75 during the Measuring Period, the Class B Warrants would expire unexercised. The Announcement Date was the earlier of (1) the date on which we announced via press release the results of the pharmacokinetic study of our TNX-102 drug formulation; or (2) June 1, 2012.

The number of shares issuable upon the cashless exercise of the Class B Warrant was equal to the quotient obtained by dividing [(A-B) [((C-A) *D)/ A]] by (A), where:

(A) =	the average of the Company’s daily volume weighted average price during the Measuring Period;
(B) =	$0.01, which is the exercise price of the Class B Warrant;
(C) =	$1.00, which is the purchase price of the Class B Warrant; and
(D) =	the number of shares of common stock purchased by the Class B Warrant holder.

However, for purposes of this calculation, in no event was the average of our daily volume weighted average price to be less than $0.50. For example, in the event that an investor purchased one Unit and the average of our daily volume weighted average price was $0.50, then the Class B Warrant would have been exercised and the holder would have received 24,500 shares of Common Stock. We issued the press release with the results of the pharmacokinetic study of our TNX-102 drug formulation on April 5, 2012 and on effective April 24, 2012, the Class B Warrants expired unexercised.

In connection with the Financing, we paid Dawson James a cash payment of $466,777, which represented an 8% commission and a 2% non-accountable expense allowance of the gross proceeds delivered by investors in the 2012 Financing. In addition, Dawson James earned 466,777 2012 Agent Warrants.

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

Stock Compensation

In 2010, Tonix Sub’s board of directors and stockholders approved the terms and provisions of the 2010 Stock Plan ("2010 Plan") whereby it reserved 4,564,641 shares of its common stock for issuance pursuant to the 2010 Plan. The 2010 Plan allowed for grants of options to purchase shares of common stock and awards of restricted common stock to employees, officers, directors, consultants and advisors of Tonix Sub. Tonix Sub has granted under the 2010 Plan 2,898,689 shares of restricted stock, 349,082 of which were forfeited and the remaining 2,549,607 shares vested prior to or on October 7, 2011, the date of Share Exchange after which the 2010 Plan ceased to exist. Our stock based compensation expenses amounted to $ 435,651 in 2011 and $139,882 in 2010.

In February 2012, we approved the 2012 Incentive Stock Options Plan (“2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 4,000,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options, as defined by the Internal Revenue Code, and nonstatutory options. The Board of Directors determines the exercise price, vesting and expiration period of the options granted under the 2012 Plan. However, the exercise price of an Incentive Stock Option must be at least 100% of fair value of the common stock at the date of the grant (or 110% for any stockholder that owns 10% or more of our common stock). The fair market value of the common stock determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in a good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. We reserved 4,000,000 shares of our common stock for future issuance under the terms of the 2012 Plan.

Lease Commitments

In September 2010, we entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $10,000 in the first year to approximately $11,000 in the fifth year. The Company received a rent credit of $9,420 in each of the months of November 2010, December 2010 and January 2011. We issued a letter of credit in the amount of approximately $60,000 for the benefit of the landlord, which is collateralized by a money market account. Our future minimum lease payments under the operating lease are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

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

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we have created a segregation of duties consistent with control objectives and, effective April 1, 2012, we hired two new accounting personnel, a Chief Financial Officer and a Controller, with technical accounting expertise to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

Management believes that these additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Our accounting staff now consists of a Chief Financial Officer, Controller, a bookkeeper and an accounting consultant that is a certified public accountant and former Chief Financial Officer for a public reporting company. We believe that we now have a proper segregation of duties that provide more checks and balances within the department and will also provide the cross training needed to support us if personnel turnover issues within the department occur. As the new personnel were engaged at the start of the quarter ending June 30, 2012, we believe that the material weaknesses disclosed above will be remedied when management evaluates our internal control and procedures at June 30, 2012.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

During the quarter ended March 31, 2012, we (i) terminated Rhonda Rosen, our Chief Financial Officer, (ii) appointed Benjamin Selzer, our Chief Operating Officer, as interim Chief Financial Officer, and (iii) engaged a consultant to provide accounting and auditing services in connection with our public reporting obligations.  The consultant is a certified public accountant and a former chief financial officer for a public reporting company.  We believe the consultant has an extensive knowledge and experience with U.S. GAAP financial accounting required for a publicly traded company and also provides an independent level of review and check on the current accounting personnel.  Other than the termination of Ms. Rosen, appointment of Mr. Selzer and the engagement of this consultant, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2012 Private Placement

Between January and March, 2012, we consummated a private placement pursuant to which we issued an aggregate of 264.7106 Units to certain investors for aggregate cash proceeds of $4,692,765 and the exchange of $1,925,000 in previously issued Debentures that were converted into Units.Each Unit had a purchase price of $25,000 per Unit and consisted of twenty five thousand (25,000) shares of our Common Stock, 25,000 Class A Warrants and 25,000 Class B Warrants.

The Class A Warrants have an exercise price of $1.25 per share of Common Stock and will be exercisable for a period of five years from the date of issuance. The Class B Warrants were not exercisable by the Purchasers and would be exercised automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of our daily volume weighted average price was below $0.75 during the Measuring Period, then the holder was entitled to receive additional shares of our Common Stock upon the exercise of the Class B Warrants on the expiration date, which was the 12th trading day after the Announcement Date. In the event that our average daily volume weighted average price was at or above $0.75 during the Measuring Period, the Class B Warrants would expire unexercised. The Announcement Date was the earlier of (1) the date on which we announced via press release the results of the pharmacokinetic study of our TNX-102 drug formulation; or (2) June 1, 2012.

The number of shares issuable upon the cashless exercise of the Class B Warrant was equal to the quotient obtained by dividing [(A-B) [((C-A) *D)/ A]] by (A), where:

(A) =	the average of the Company’s daily volume weighted average price during the Measuring Period;
(B) =	$0.01, which is the exercise price of the Class B Warrant;
(C) =	$1.00, which is the purchase price of the Class B Warrant; and
(D) =	the number of shares of common stock purchased by the Class B Warrant holder.

However, for purposes of this calculation, in no event was the average of our daily volume weighted average price to be less than $0.50. For example, in the event that an investor purchased one Unit and the average of our daily volume weighted average price was $0.50, then the Class B Warrant would have been exercised and the holder would have received 24,500 shares of Common Stock. We issued the press release with the results of the pharmacokinetic study of our TNX-102 drug formulation on April 5, 2012 and on effective April 24, 2012, the Class B Warrants expired unexercised.

In connection with the financing, we issued 466,777 warrants to the placement agent.

Incentive Warrants and Shares

Pursuant to the terms of previously issued Debentures, upon conversion or repayment of the Debenture, the holders were entitled to receive, at the holder’s option, either (i) a warrant (the “Conversion Warrant”) to purchase such number of shares of common stock equal to the principal amount of the Debenture divided by the offering price in a Subsequent Financing (the “Warrant Shares”) or (ii) shares of our common stock equal to 33% of the principal amount of the Debenture divided by the offering price in a Subsequent Financing (the “Incentive Shares”). The private placement that closed in January 2012 met the requirements of a Subsequent Financing, therefore, the holders of the Debentures elected to receive 275,000 Conversion Warrants and 594,000 Incentive Shares, which were issued in January 2012. The Conversion Warrants have three year term and $1.00 exercise price.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Tonix Pharmaceuticals Holding Corp. or executive officers of Tonix Pharmaceuticals Holding Corp. and transfer was restricted by Tonix Pharmaceuticals Holding Corp. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 15, 2012	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

