Form 10-Q
period 2012-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2012-08-13
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 13, 2012, there were 34,278,432 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

		Condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through June 30, 2012 (unaudited)	4

		Condensed consolidated statement of stockholders’ equity (deficiency) for the six months ended June 30, 2012 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through June 30, 2012 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-14

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	24
	ITEM 1A.	Risk Factors	24
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	ITEM 3.	Defaults Upon Senior Securities	24
	ITEM 4.	Mine Safety Disclosures	24
	ITEM 5.	Other Information	24
	ITEM 6.	Exhibits	24

	SIGNATURES		25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,337,731	$41,123
Prepaid expenses	74,541	102,430
Total current assets	1,412,272	143,553

Furniture and equipment, net	53,248	25,550

Deferred financing costs, net	-	196,166
Restricted cash	60,222	60,177

Total assets	$1,525,742	$425,446

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable, including $53,891 and $27,483 to related parties as of June 30, 2012 and December 31, 2011, respectively	$486,938	$695,198
Accrued expenses	292,744	10,229
Accrued interest, including $3,111 and $5,006 to related parties as of June 30, 2012 and December 31, 2011, respectively	3,111	38,306
Liability to placement agent	-	31,543
Convertible debentures	-	150,000
Total current liabilities	782,792	925,276

Convertible debentures, including $265,000 to related parties	-	1,925,000
Deferred rent payable	28,056	29,083

Total liabilities	810,849	2,879,359

Commitments	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 5,000,000 and -0- authorized as of June 30, 2012 and December 31, 2011, respectively; none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 and 75,000,000 authorized as of June 30, 2012 and December 31, 2011, respectively; 34,278,432 and 27,066,667 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	34,278	27,067
Additional paid in capital	12,163,973	3,913,700
Deficit accumulated during development stage	(11,483,358)	(6,394,680)

Total stockholders' equity (deficiency)	714,893	(2,453,913)

Total liabilities and stockholders' equity (deficiency)	$1,525,742	$425,446

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					From June 7, 2007
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2012	2011	2012	2011	June 30, 2012
COSTS AND EXPENSES:
Research and development	$827,788	$63,009	$1,225,416	$142,472	$3,177,370
General and administrative	1,023,150	292,823	1,785,887	727,038	6,041,134
	1,850,939	355,832	3,011,303	869,510	9,218,504

Operating Loss	(1,850,939)	(355,832)	(3,011,303)	(869,510)	(9,218,504)

Gain on extinguishment of debt	-	-	-	-	7,908
Change in fair value of warrants liability	(1,224,049)		(1,177,026)		(1,177,026)
Interest and other financing costs, net	1,297	22	(900,349)	44	(1,095,736)

NET LOSS	$(3,073,690)	$(355,810)	$(5,088,678)	$(869,466)	$(11,483,358)

Net loss per common share, basic and diluted	$(0.09)	$(0.02)	$(0.15)	$(0.05)

Weighted average common shares outstanding, basic and diluted	34,278,432	19,716,305	32,964,461	19,189,761

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

For the Six Months Ended June 30, 2012

(unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred stock		Common stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	27,066,667	$27,067	$3,913,700	$(6,394,680)	$(2,453,913)
Common stock issued in January 2012 to holders of convertible debentures ($0.62 per share)	-	-	594,000	594	367,686	-	368,280
Issuance of common stock in January and March 2012 ( $0.62 per share) net of transaction expenses	-	-	6,617,765	6,617	3,625,694	-	3,632,311
Warrants issued in January 2012 to holders of convertible debentures	-	-	-	-	83,289	-	83,289
Warrants issued to placement agent in January 2012	-	-	-	-	6,126	-	6,126
Warrants reclassified to equity upon expiration of reset provisions	-	-	-	-	3,938,946	-	3,938,946
Stock based compensation	-	-	-	-	228,532	-	228,532
Net loss	-	-	-	-	-	(5,088,678)	(5,088,678)
Balance at June 30, 2012	-	$-	34,278,432	$34,278	$12,163,973	$(11,483,358)	$714,893

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From June 7, 2007
			(date of inception)
	Six months ended June 30,		through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,088,678)	$(869,466)	$(11,483,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,116	4,592	23,428
Amortization and write down of deferred financing costs	196,166	-	249,543
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	426,152	-	426,152
Non-cash financing costs related to January and March 2012 financing	81,337	-	81,337
Stock based compensation	228,532	93,892	915,245
Loss in change in fair value of warrant liability	1,177,026	-	1,177,026
Common stock issued in exchange for intellectual property	-	-	383,250
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	27,889	16,890	(74,541)
Accounts payable	(208,260)	151,624	486,938
Accrued interest	(35,195)	-	3,111
Accrued expenses	282,515	(19,985)	393,455
Deferred rent payable	(1,027)	10,089	28,056
Net cash used in operating activities	(2,907,427)	(612,364)	(7,398,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(33,814)	(2,764)	(76,676)
Proceeds from security deposit	-	3,156	-
Interest earned on restricted cash	(45)	(45)	(60,222)
Net cash (used in) provided by investing activities	(33,859)	347	(136,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from other notes payable	-	-	700,000
Proceeds, net of expenses of $74,000 from Convertible Debentures	-	-	1,501,000
Repayment of Convertible Debentures	(150,000)	-	(150,000)
Proceeds, net of expenses of $304,870, from sale of units consisting of common stock and warrants	4,387,894	-	4,387,894
Proceeds from the sale of capital stock	-	568,000	1,954,001
Net cash provided by financing activities	4,237,894	568,000	8,872,895

Net (decrease) increase in cash	1,296,608	(44,017)	1,337,731
Cash, beginning of the period	41,123	65,359	-

Cash, end of period	$1,337,731	$21,342	$1,337,731

Supplemental disclosures of cash flow information:
Interest paid	$35,195	$-	$-

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Capital contribution of accrued interest	$-	$-	$23,725
Demand notes together with accrued interest converted into capital stock	$-	$-	$549,078
Common stock issued for deferred financing costs	$-	$-	$144,000
Exchange of Notes Payable for Convertible Debenture	$-	$-	$500,000
Warrants Liability reclassified to Stockholders' Equity	$3,938,946	$-	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$1,925,000	$-	$1,925,000

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 – BUSINESS AND RECAPITALIZATION

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

Basis of presentation

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company requires additional financing, for which there are no existing commitments to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

During the six months ended June 30, 2012, the Company issued common stock and warrants and obtained net cash proceeds in the aggregate of $4,387,895. In addition, $1,925,000 in previously issued notes were exchanged for common stock and warrants (see Note 6). The Company expects that cash used in operations will increase significantly over the next several years and it is the Company's intent to raise additional capital to complete the development and commercialization of its current product candidates through equity or debt financing. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2012 and 2011 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in October 2011 (see Note 1), which was accounted for as recapitalization of the Company.

During the six months ended June 30, 2012, upon the completion of the January and March financing (see Note 6), the Company issued warrants to purchase an aggregate 7,390,292 shares of the Company's common stock. In addition, in May 2012, the Company issued to employees options to acquire an aggregate of 3,500,000 shares of the Company's common stock (see Note 8). In computing diluted net loss per share, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
Office furniture and equipment	$76,676	$42,862
Less: accumulated depreciation	(23,428)	(17,312)

	$53,248	$25,550

Depreciation expense for the three and six months ended June 30, 2012 was $3,762 and $6,116, respectively; and $2,353 and $4,592 for the three and six months ended June 30, 2011, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash at June 30, 2012 and December 31, 2011 collateralizes a letter of credit in the amount of approximately $60,000 issued in connection with the lease of office space in New York City.

NOTE 5 – CONVERTIBLE DEBENTURES

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

Upon the January 2012 Financing, $1,925,000 of debentures were exchanged for Units and the remaining $150,000 of debentures were repaid. As a result of the exchange, $1,925,000 principal amount of debentures are classified as a non-current liability in the accompanying balance sheet at December 31, 2011.

Upon conversion or repayment of the Convertible Debenture, the holder was entitled to receive, at the holder’s option, either (i) a warrant (the “Debenture Warrant”), which has a three year term and is exercisable at the offering price in a Subsequent Financing, to purchase such number of shares of the Company's common stock equal to the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing, (the “Warrant Shares”) or (ii) shares of the Company's common stock equal to 33% of the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing (the “Incentive Shares”). The Conversion Shares, Warrant Shares and Incentive Shares are entitled to piggyback registration rights. Upon the January 2012 Financing, the holders of the Convertible Debenture elected to receive 275,000 Debenture Warrants exercisable at $1 per share with fair value of $83,289 and 594,000 Incentive Shares valued at $368,280. The value of the Debenture Warrants and Incentive Shares was charged to operations as interest expense in the first quarter of 2012.

In addition to selling commissions paid to the placement agents on the sale of certain Convertible Debentures, the placement agents received warrants that expire in January 2014 and 2015 (“Agents Warrants”), respectively, and are exercisable at the offering price in a Subsequent Financing to purchase shares of the Company's common stock equal to 3% and 9%, respectively, of the gross proceeds delivered by purchasers introduced by such placement agents divided by the purchase price per share in the Subsequent Financing. In the event that the Subsequent Financing has not occurred within 12 months from the date of issuance of the Convertible Debentures, the placement agents were entitled to receive, in lieu of the warrants, shares of common stock equal to 3% and 9%, respectively, of the number of shares of the Company's common stock such purchasers were entitled to receive upon conversion of their Convertible Debentures or an aggregate of approximately 88,000 shares based on the outstanding shares of the Company's common stock as of December 31, 2011. The Company recognized a liability to placement agents to issue shares of its common stock based on their fair value of approximately $32,000 as of December 31, 2011. Upon the January 2012 Financing, the placement agents become entitled to receive 30,750 warrants exercisable at $1.00 per share with a fair value $6,126, which was charged to operations as interest expense in the first quarter of 2012. Additionally the liability to placement agent of $32,000 was credited to interest expense in the first quarter of 2012.

The fair value of the Debenture and Agents Warrants was determined using the Black Scholes option pricing model with the following assumptions: fair value of the Company’s common stock $0.62 per share determined based on January and March 2012 proceeds; dividends yield 0%; expected terms 2 to 3 years; risk free interest rate: 0.91%; and expected volatility: 73 to 94%.

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

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 6 – JANUARY AND MARCH 2012 FINANCING

On January 20, 2012, the Company issued an aggregate of 172.118 units (“Units”) to certain investors (the “Purchasers”) for aggregate cash proceeds of $2,377,950 and $1,925,000 in previously issued Convertible Debentures of the Company that were exchanged for Units (“January 2012 Financing”). On March 1, 2012, the Company issued an aggregate of 92.5926 units to certain investors for aggregate cash proceeds of $2,314,815 (“March 2012 Financing”).

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

The Class A Warrants have an exercise price of $1.25 per share of common stock and will be exercisable for a period of five years from the date of issuance. The warrants had certain anti-dilutive provisions that were set to expire the earlier of i) one year or ii) upon effectiveness of a registration of all shares covered by Class A Warrants, which took place on June 6, 2012. The Company determined the fair value of the Class A Warrants and the Agent Warrants, described below, to be $2,549,684 and $212,235 on the issuance dates and initially classified them as a liability due to transactions which cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements. On June 6, 2012, upon the Company's registration statement being declared effective by the Securities and Exchange Commission, the reset provisions expired and the Company reclassified $3,938,946, the fair value of the Class A Warrants and Agent Warrants as of that date to equity. The increase of $1,177,026 in fair value of warrants liability was included in results of operations for the six months ended June 30, 2012.

The following assumptions were used in the Binomial Lattice model to determine fair value of the Class A Warrants and the Agent Warrants:

	Issuance date January 20 and March 1, 2012	Expiration date June 6, 2012
Price of the Company’s common stock	$0.62	$0.85
Dividend yield	0%	0%
Expected terms	5 – 7 years	4.6 - 6.7 years
Risk free interest rate	0.89 - 1.47%	0.73 - 1.11%
Expected volatility	96.68 - 96.69%	95.73%
Expected price at which holders are likely to exercise their warrants	$1.25	$1.25

The Class B Warrants were exercisable automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of the Company’s daily volume weighted average price was below $0.75 during the 10 trading days after the Announcement Date (as hereinafter defined) (the “Measuring Period”), then the holder was entitled to receive additional shares of the Company’s Common Stock upon the exercise of the Class B Warrants on the expiration date, which is the 12th trading day after the Announcement Date. In the event that the Company’s average daily volume weighted average price was at or above $0.75 during the Measuring Period, the Class B Warrants were to expire unexercised. The Announcement Date was the earlier of (1) the date on which the Company announces via press release the results of the pharmacokinetic study of its TNX-102 drug formulation; or (2) June 1, 2012. On April 5, 2012 the Company issued a press release announcing the results of the pharmacokinetic study of its TNX-102 drug formulation, which is defined as an Announcement Date for the purpose of the Class B Warrants. Based on the Company’s average daily volume weighted average price, which was $1.73 per share, during the Measuring Period, the Class B Warrants expired unexercised.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

In connection with the January and March 2012 Financing, the Company paid a placement agent (the “Agent”) an aggregate cash payment of $466,777, which represented an 8% commission and a 2% non-accountable expense allowance of the gross proceeds delivered by Purchasers in the January and March 2012 Financing. In addition, the Agent earned an aggregate of 466,777 warrants to purchase shares of common stock equal to 10% of the gross proceeds delivered by Purchasers in the January and March 2012 Financing (the “Agent Warrants”), which have an exercise price of $1.25 per share of common stock, exercisable for a period of seven years, contained anti-dilution protection and are entitled to piggy-back registration rights. Total expenses related to the financing, including cash and the fair value of warrants given to the Agent, amounted to $706,511, of which $435,713 was charged to additional paid-in capital and $270,798, deemed initially allocable to the warrant liability, was charged to current and other financing costs.

In connection with the financings, the Company entered into a Registration Rights Agreement with Purchasers.  The Company is required to file a registration statement registering for resale the common stock included in the Units and the common stock underlying the Class A Warrants and the Agent Warrants to be filed no later than 60 days from the date of termination of the financings on March 1, 2012 and must be declared effective no later than 120 days from the date of termination of the Financing (June 29, 2012).  On April 26, 2012, the Company filed the registration statement, which was declared effective on June 6, 2012. The Company is required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company failed to comply with the registration statement filing or effective date requirements, the Company was required to pay the investors a fee equal to 1.0% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 10% to each Purchaser.

NOTE 7 – STOCKHOLDERS' EQUITY

On May 2, 2012, the Company filed amended and restated Articles of Incorporation. Among other changes, the Company increased the number of authorized shares of common stock, $0.001 par value to 150,000,000. Additionally, the Company is now authorized to issue 5,000,000 shares of preferred stock, $0.001 par value with such designations, preferences and participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined by the Company’s Board of Directors.

NOTE 8 – SHARE BASED COMPENSATION

2010 Stock Plan

In June and August 2010, respectively, the Board of Directors and stockholders of Tonix Pharmaceuticals, Inc. approved, and in December 2010 and February 2011, the Board of Directors amended, the terms and provisions of the 2010 Stock Plan (the "2010 Plan") whereby the Company reserved 4,564,641 shares of its Common Stock for issuance pursuant to the 2010 Plan. The 2010 Plan allowed for grants of options to purchase shares of Common Stock and awards of restricted Common Stock to employees, officers, directors, consultants and advisors of the Company.

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

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

The Company recognized share-based compensation expense of $139,063 ($93,892 for the six months ended June 30, 2011) prior to Share Exchange and remaining expense of $296,588 was recognized on October 7, 2011, the date of Share Exchange, upon which all non vested restricted shares vested and the 2010 Plan ceased to exist.

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 4,000,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. The Company reserved 4,000,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 3,500,000 options had been granted under the 2012 Plan (all of which are outstanding at June 30, 2012) with an exercise price of $1.50, a 10 year life and fair value of $1.175. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month through for 24 months.

The Company measures the fair value of stock options on the date of grant, based on Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. Stock options granted vest over a three year period and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting periods using the straight-line method. Share-based compensation expense of $228,532 was recognized for the six month period ended June 30, 2012.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2012 were as follows:

Risk-free interest rate	1.87%
Expected term of option	6.5 years
Expected stock price volatility	95.89%
Expected dividend yield	$0.0

The risk-free rate of return is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected life of the options as of the grant date.  The expected term of options determined using the simplified method and the expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical exercise data because its equity shares have been publicly traded for only a limited period of time.

As of June 30, 2012, the Company had approximately $3,885,044 of total unrecognized compensation cost related to non-vested awards granted under the Company’s 2012 Plan, which the Company expects to recognize over approximately a three-year period.

NOTE 9 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2012:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	305,750	January 2014 to January 2015
1.25	7,084,542	January 2017 to March 2019
	7,390,292

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

On January 20, 2012, the Company issued an aggregate of 275,000 and 30,750 warrants to purchase the Company's common stock at an exercise price of $1.00 per share expiring five and seven years from the date of issuance to convertible debenture holders and debenture placement agents, respectively (see Note 5).

In connection with the January 2012 and March 2012 Financing, the Company issued to investors an aggregate of 4,302,950 and 2,314,815 warrants, respectively, to purchase the Company's common stock at an exercise price of $1.25 per share expiring five years from the date of issuance. In addition, the Company issued an aggregate of 235,295 and 231,482 warrants to purchase the Company's common stock at an exercise price of $1.25 per share expiring seven years from the date of issuance to placement agents. These warrants contained certain anti-dilutive provisions and are covered under a registration rights agreement (see Note 6).

NOTE 10 – RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of the Company’s directors, are the primary founders of the Company. The Company has entered into various agreements for consulting services with several companies under their control, including L&L Technologies, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co. In consideration for its services, L&L Technologies receives $96,000 per annum. The consulting agreement renews automatically for subsequent terms of one year at $96,000 per annum. Effective February 1, 2012, Lederman & Co. receives $250,000 per annum for its services. The consulting agreement renews automatically for subsequent terms of one year at $250,000 per annum. Total expenses paid under these agreements were $62,500 and $138,750 during the three and six months ended June 30, 2012, respectively; and $108,219 and $194,719 during the three and six months ended June 30, 2011, respectively. In January 2012, the related party companies received interest on the convertible notes in the aggregate amount of $6,183.

In connection with the January 2012 Financing, related party convertible debenture holders received an aggregate of 84,150 shares of common stock and 10,000 warrants to purchase the Company's common stock at an exercise price of $1.00 for three years (see Note 5). Upon exchange of debentures for units in the January 2012 Financing, related party debenture holders received an aggregate of 275,000 shares of the Company's common stock, 275,000 Class A Warrants and 275,000 Class B Warrants (see Note 6).

NOTE 11 – COMMITMENTS

Employment agreements

Effective April 1, 2012, the Company entered into an employment agreement with Leland Gershell (the “Gershell Agreement”) to serve as Chief Financial Officer.  The base salary under the Gershell Agreement is $175,000 per annum, which shall increase to $325,000 per annum upon the Company consummating an equity sale of securities in excess of $20 million (the “Gershell Threshold”). The Gershell Agreement provides for at-will employment and can be terminated at any time by either party, provided, however, that if the Company terminates Dr. Gershell for any reason other than cause (as defined in the Gershell Agreement), then Dr. Gershell shall be entitled to six weeks of severance, which severance payment shall increase to six months if such termination occurs after the Gershell Threshold. In addition, Dr. Gershell is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

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

Business Overview

We are a specialty pharmaceutical company focused on developing new pharmaceuticals products that are safer and more effective than widely prescribed central nervous system, or CNS, drugs in large and growing markets. The ongoing advances in science and medicine provide a number of opportunities to apply known active pharmaceutical ingredients to new uses. We use the unfolding understanding of disease and medicine when we search for potential therapeutic solutions among prescription pharmaceutical agents that have been used safely in patients for other conditions. We seek to create new dose and formulation options that are tailored to the new therapeutic uses for these agents.

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

We are advancing TNX-102 for the management of fibromyalgia, or FM. We expect TNX-102 could be approved by FDA after two efficacy studies and a safety exposure study that together would expose the minimum number of FM patients that satisfy FDA’s standards, whereas drug products based on novel active ingredients need exposure to significantly more study subjects. We have developed a number of innovative formulations of cyclobenzaprine, including TNX-102 2.4 mg sublingual tablet, or TNX-102 SL, as well as TNX-102 2.4 mg promicellar gelatin capsule, or TNX-102 gelcap. We have generated clinical data which support the further development of both TNX-102 SL and TNX-102 gelcap, and we plan to initiate a pivotal efficacy trial that will evaluate the TNX-102 SL formulation in FM in the first quarter of 2013.

We are advancing TNX-105 for the management of post-traumatic stress disorder, or PTSD. We plan to conduct a clinical proof-of-concept trial of TNX-105 in PTSD in 2013.

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

Three Months Ended June 30, 2012 Compared to Three Months June 30, 2011

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended June 30, 2012 and 2011.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 were $827,788, an increase of $764,779, or 1,213%, from $63,009 for the three months ended June 30, 2011. The increase in clinical and non-clinical cost and activities is primarily due to increased development work related to TNX-102, including formulation development, manufacturing, animal pharmacokinetic studies, and market research.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $1,023,150, an increase of $730,327, or 249%, from $292,823 incurred in the three months ended June 30, 2011. This increase is primarily due to payroll-related expenses, professional services, travel, meals, and entertainment expense, and related-party consulting agreement expense.

Payroll-related expenses increased to $431,742 in the current period from $87,160 for the three months ended June 30, 2011, an increase of $344,582, or 395%. Payroll-related expenses include both cash and non-cash compensation associated with restricted stock grants in 2011 of $12,189 and options granted in 2012 of $228,532. The increase in payroll-related costs was a result of increases in headcount as well as in stock based compensation.

Professional services for the three months ended June 30, 2012 totaled $349,749, an increase of $258,732, or 284%, over the $91,017 incurred for the three month period ended June 30, 2011. The increase was primarily a result of $130,624 in investor and public relations in the three months ended June 30, 2012 compared to nil in 2011. Accounting fees incurred in the three months ended June 30, 2012 amounted to $62,332, an increase of $32,939, or 112%, from $29,393 incurred in the three months ended June 30, 2011. The increase in accounting fees was a result of our public reporting obligations, which we did not have in 2011 as we were still a private company at that time, although we were in the process of preparing to go public. Legal fees totaled $60,552 for the three months ended June 30, 2012, an increase of $29,483, or 95%, from $31,069 incurred for the three months ended June 30, 2011. The increase related to filings with the SEC, as we were a private company during the quarter ended June 30, 2011. Other professional fees totaled $96,241 for the three months ended June 30, 2012, an increase of $65,686 or 215%, from $30,555 for the three months ended June 30, 2011.

Travel, meals and entertainment costs for three months ended June 30, 2012 were $47,178, an increase of $33,309, or 240%, from $13,869 incurred in the three months ended June 30, 2011. Travel, meals and entertainment costs primarily include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities. Rent for three months ended June 30, 2012 totaled $30,361, a decrease of $1,166, or 4%, from $31,527 incurred in the three months ended June 30, 2011. Depreciation expense in the three months ended June 30, 2012 totaled $3,763, an increase of $1,409, or 60%, over the expense of $2,354 incurred in the three months ended June 30, 2011, as a result of the purchase of new office computers.

Interest and Other Financing Costs. Interest income for the three months ended June 30, 2012 totaled $1,297, an increase of $1,275 from $22 income earned during the three months ended June 30, 2011. The increase was a result of having significantly more cash on hand during the quarter ended June 30, 2012.

Change in fair value of warrant liability. In connection with our January and March 2012 financing, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from the quarter ended March 31, 2012, charged operations for the increase in fair value of $1,224,049 and reclassified the fair value of warrants to equity.

Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2012 was $3,073,690, compared to a net loss of $355,810 for the three months ended June 30, 2011, an increase of $2,717,880, or 764%.

Six Months Ended June 30, 2012 Compared to Six Months June 30, 2011

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six month periods ended June 30, 2012 and 2011.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2012 were $1,225,416, an increase of $1,082,944, or 760%, from $142,472 for the six months ended June 30, 2011. The increase in clinical and non-clinical cost and activities is primarily due to increased development work related to TNX-102, including formulation development, manufacturing, human and animal pharmacokinetic studies, and market research.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $1,785,887, an increase of $1,058,849, or 146%, from $727,038 incurred in the six months ended June 30, 2011. This increase is primarily due to payroll-related expenses, professional services, travel, meals, and entertainment expense, and related-party consulting agreement expense.

Payroll-related expenses increased to $796,045 in the current period from $292,988 for the six months ended June 30, 2011, an increase of $503,057, or 172%. Payroll-related expenses include both cash and non-cash compensation associated with the restricted stock grants in 2011 of $30,583 and options granted in 2012 of $228,532. The increase in payroll-related costs was a result of headcount increases, salary increases and bonuses to our core management team along with the increase in stock based compensation. Upon closing of the private placement financing in January 2012, the salaries for our core management team were increased, and one-time bonuses were paid.

Professional services for the six months ended June 30, 2012 totaled $607,855, an increase of $360,520, or 146%, over the $247,335 incurred for the six month period ended June 30, 2011. The increase was primarily a result of $192,443 in investor and public relations in the six months ended June 30, 2012 compared to $36,203 in 2011, an increase of $156,240, or 432%. Legal fees totaled $177,795 for the six months ended June 30, 2012, an increase of $89,404, or 101%, from $88,391 incurred for the six months ended June 30, 2011. The increase related to filings with the SEC, as we were a private company during the six months ended June 30, 2011. Accounting fees incurred in the six months ended June 30, 2012 amounted to $133,881, an increase of $67,632, or 102%, from $66,249 incurred in the six months ended June 30, 2011. The increase in accounting fees was a result of our public reporting obligations, which we did not have in 2011 as we were still a private company at that time although we were in the process of preparing to go public. Other professional fees totaled $103,736 for the six months ended June 30, 2012, an increase of $47,244 or 84%, from $56,492 for the six months ended June 30, 2011.

Travel, meals and entertainment costs for six months ended June 30, 2012 were $62,732, an increase of $40,152, or 178%, from $22,580 incurred in the six months ended June 30, 2011. Travel, meals and entertainment costs include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities. Rent for six months ended June 30, 2012 totaled $60,721, a decrease of $6,786, or 10%, from $67,507 incurred in the six months ended June 30, 2011. Depreciation expense in the six months ended June 30, 2012 totaled $6,117, an increase of $1,525, or 33%, over the expense of $4,592 incurred in the six months ended June 30, 2011, as a result of the purchase of new office computers.

Interest and Other Financing Costs. Interest income (expense) for the six months ended June 30, 2012 totaled $(900,349), an increase of $(900,393) from $44 income earned during the six months ended June 30, 2011. In 2012, our interest costs were comprised primarily of amortization and write-off of deferred financing costs related to the issuance of our secured convertible debentures in October 2011 of $196,166, allocated offering costs charged to interest as part of our current period financing of $270,743 and the fair value of common stock and warrants issued to convertible debentures holders in connection with the conversion to current period financing of $426,153, net with prior period accrual. In addition, we incurred interest expense related to our convertible debentures.

Change in fair value of warrant liability. In connection with our January and March 2012 financing, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from their initial issuance in January and March 2012, charged operations for the increase in fair value of $1,177,026 and reclassified the fair value of warrants to equity.

Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2012 was $5,088,678, compared to a net loss of $869,466 for the six months ended June 30, 2011, an increase of $4,219,212, or 485%.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $554,939, comprised primarily of cash of $1,337,731, which was offset by $486,938 of accounts payable and $292,744 of accrued expenses. For the six months ended June 30, 2012, we used $2,907,427 of cash in operating activities. Cash provided by financing activities totaled $4,237,894 from the sale of shares of capital stock and warrants of $4,387,894, net with repayments of our convertible debentures of $150,000. In the comparable 2011 period, $568,000 was raised through the sale of shares of capital stock. At June 30, 2012, we had cash of $1,337,731 compared to $41,123 at December 31, 2011. Our cash is held in bank deposit accounts. At June 30, 2012 and December 31, 2011, we had nil and $2,075,000 of secured convertible debentures outstanding, respectively.

Cash used in operations for the six months ended June 30, 2012 and 2011 was $2,907,427 and $612,364, respectively, which represent cash outlays for research and development and general and administrative expenses in such years. Increase in cash outlays principally resulted from clinical cost and activities, regulatory cost, payroll and rent.

Cash used in investing activities for the six months ended June 30, 2012 was $33,859 compared to cash provided by investing activities of $347 in the six months ended June 30, 2011. In the six month periods ended June 30, 2012 and 2011, we purchased office furniture and computer equipment of $33,814 and $2,764, respectively.

In their report dated March 30, 2012, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for the next three months.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and fund research and development activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Other

In July 2011, we entered into a contract with a contract research organization to investigate the feasibility of developing a new, proprietary formulation of cyclobenzaprine at a cost of $58,080. In August 2011, we authorized the initiation of formulation work and manufacturing of TNX-102 for clinical trials pursuant to a contract with Lipocine with respect to a research and development project for reformulation work on our leading products for a fee of $235,000. In September 2011, we entered into a contract with Pharmanet Canada for contract research work with respect to the pharmacokinetic study for TNX-102. The full cost of the work to be performed is $637,231. Payment is due in four installments based on the achievement of certain performance milestones. In October 2011, we entered into an agreement with another contract research organization to develop, and perform an exploratory pharmacokinetic study on, a new formulation of cyclobenzaprine for an approximate cost of $180,000.

In December 2011, we entered into an agreement with a public relations firm to provide news media placement and political intelligence from January 2012 through June 2012 for a total cost of $60,000, but subsequently amended the agreement to cover the period May 2012 through October 2012. In April 2012, we entered into an agreement with a manufacturing company to formulate and manufacture TNX-102 SL drug material for clinical testing at a cost of $93,000. In May and June 2012, we entered into five contracts with a contract research organization to develop and manufacture sublingual formulations of cyclobenzaprine and related compounds for an approximate total cost of $335,000. Payment is due in four installments in four of these contracts, and is due in five installments in one contract. In May 2012, we entered into a contract with a contract research organization to perform an exploratory pharmacokinetic study, which evaluated TNX-102 SL, at a cost of $283,000, with payment due in three installments. In May 2012, we entered into an agreement with an investor relations firm to provide investor relations services, at a cost of $50,000 to be paid in four equal monthly installments.

Transactions with Related Parties

Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of our directors, are the primary founders of Tonix Sub. We have entered into various transactions with several companies under their control, including L&L Technologies, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co. In 2010, we entered into a two-year consulting agreement with Lederman & Co. for clinical development, strategic, management and operational consulting services. Lederman & Co. received $250,000 per annum for its services, until August 1, 2011, when it received $127,000 per annum until such time as we closed on the 2012 Financing. We first closed on the 2012 Financing in January 2012, and effective February 1, 2012, Lederman & Co. receives $250,000 per annum for its services. The consulting agreement renews automatically for subsequent terms of one year at $250,000 per annum.

Stock Compensation

In February 2012, we approved the 2012 Incentive Stock Options Plan (“2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 4,000,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options, as defined by the Internal Revenue Code, and nonstatutory options. The Board of Directors determines the exercise price, vesting and expiration period of the options granted under the 2012 Plan. However, the exercise price of an Incentive Stock Option must be at least 100% of fair value of the common stock at the date of the grant (or 110% for any stockholder that owns 10% or more of our common stock). The fair market value of the common stock determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in a good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. We reserved 4,000,000 shares of our common stock for future issuance under the terms of the 2012 Plan. In May 2012, we issued options to purchase 3,500,000 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $1.50 and expiring 10 years from date of issuance.

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

Year Ending December 31,
2012	62,621
2013	127,889
2014	131,513
2015	100,719
$422,742

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

Stock Based Compensation. All stock-based payments to employees and to nonemployee directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the relevant vesting period. Restricted stock payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. Because shares of our common stock have not been publicly traded prior to October 7, 2011, we have valued our stock by considering events that have occurred since the date of grants, transactions involving the sale of our common stock to independent third parties and the results of a third party valuation of the projected discounted cash flows of the Company.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended June 30, 2012, we hired two new accounting personnel, with Dr. Leland Gershell appointed as our Chief Financial Officer and Dr. Bruce Daugherty appointed as our Controller. Other than the appointment of Drs. Gershell and Daugherty, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2012, we issued to our officers and directors options to purchase an aggregate of 3,500,000 shares of common stock, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $1.50 and expiring 10 years from date of issuance.  The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

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
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 13, 2012	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

