Form 10-Q
period 2012-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2012-11-14
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 13, 2012, there were 34,278,432 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through September 30, 2012 (unaudited)	4

		Condensed consolidated statement of stockholders’ (deficiency) for the nine months ended September 30, 2012 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through September 30, 2012 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	26
	ITEM 1A.	Risk Factors	26
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
	ITEM 3.	Defaults Upon Senior Securities	26
	ITEM 4.	Mine Safety Disclosures	26
	ITEM 5.	Other Information	26
	ITEM 6.	Exhibits	26

	SIGNATURES		27

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$35,653	$41,123
Prepaid expenses and other	43,076	102,430
Total current assets	78,729	143,553

Furniture and equipment, net	51,031	25,550

Deferred financing costs, net	-	196,166
Restricted cash	60,244	60,177

Total assets	$190,004	$425,446

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Accounts payable, including $20,778 and $27,483 to related parties as of September 30, 2012 and December 31, 2011, respectively	$697,383	$695,198
Accrued expenses	136,303	10,229
Accrued interest, including $3,111 and $5,006 to related parties as of September 30, 2012 and December 31, 2011, respectively	3,111	38,306
Liability to placement agent	-	31,543
Convertible debentures	-	150,000
Total current liabilities	836,797	925,276

Convertible debentures, including $265,000 to related parties	-	1,925,000
Deferred rent payable	27,543	29,083

Total liabilities	864,340	2,879,359

Commitments	-	-

Stockholders' (deficiency):
Preferred stock, $0.001 par value; 5,000,000 and -0- authorized as of September 30, 2012 and December 31, 2011, respectively; none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 and 75,000,000 authorized as of September 30, 2012 and December 31, 2011, respectively; 34,278,432 and 27,066,667 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	34,278	27,067
Additional paid in capital	12,506,771	3,913,700
Deficit accumulated during development stage	(13,215,385)	(6,394,680)

Total stockholders' (deficiency)	(674,336)	(2,453,913)

Total liabilities and stockholders' (deficiency)	$190,004	$425,446

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					From June 7, 2007
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2012	2011	2012	2011	September 30, 2012
COSTS AND EXPENSES:
Research and development	$658,143	$492,024	$1,883,559	$634,496	$3,835,513
General and administrative	1,076,199	522,462	2,862,086	1,249,500	7,117,333
	1,734,342	1,014,486	4,745,645	1,883,996	10,952,846

Operating Loss	(1,734,342)	(1,014,486)	(4,745,645)	(1,883,996)	(10,952,846)

Gain on extinguishment of debt	-	-	-	-	7,908
Other income	1,875	-	1,875	-	1,875
Change in fair value of warrants liability	-	-	(1,177,026)	-	(1,177,026)
Interest and other financing costs, net	440	8	(899,909)	52	(1,095,296)

NET LOSS	$(1,732,027)	$(1,014,478)	$(6,820,705)	$(1,883,944)	$(13,215,385)

Net loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.20)	$(0.10)

Weighted average common shares outstanding, basic and diluted	34,278,432	20,667,466	33,405,648	19,687,742

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

For the Nine Months Ended September 30, 2012

(unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred stock		Common stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	27,066,667	$27,067	$3,913,700	$(6,394,680)	$(2,453,913)
Common stock issued in January 2012 to holders of convertible debentures ($0.62 per share)	-	-	594,000	594	367,686	-	368,280
Issuance of common stock in January and March 2012 ( $0.62 per share) net of transaction expenses	-	-	6,617,765	6,617	3,625,694	-	3,632,311
Warrants issued in January 2012 to holders of convertible debentures	-	-	-	-	83,289	-	83,289
Warrants issued to placement agent in January 2012	-	-	-	-	6,126	-	6,126
Warrants reclassified to equity upon expiry of reset provisions	-	-	-	-	3,938,946	-	3,938,946
Stock based compensation	-	-	-	-	571,330	-	571,330
Net loss	-	-	-	-	-	(6,820,705)	(6,820,705)
Balance at September 30, 2012	-	$-	34,278,432	$34,278	$12,506,771	$(13,215,385)	$(674,336)

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From June 7, 2007
			(date of inception)
	Nine months ended September 30,		through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,820,705)	$(1,883,944)	$(13,215,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,192	6,946	27,504
Amortization and write down of deferred financing costs	196,166	-	249,543
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	426,152	-	426,152
Non-cash financing costs related to January and March 2012 financing	81,337	-	81,337
Stock based compensation	571,330	139,064	1,258,043
Loss in change in fair value of warrant liability	1,177,026	-	1,177,026
Common stock issued in exchange for intellectual property	-	-	383,250
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	59,354	20,539	(43,076)
Accounts payable	2,185	539,571	697,383
Accrued interest	(35,195)	-	3,111
Accrued expenses	126,074	(3,472)	237,014
Deferred rent payable	(1,540)	10,423	27,543
Net cash used in operating activities	(4,207,624)	(1,170,873)	(8,698,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(35,673)	(2,764)	(78,535)
Proceeds from security deposit	-	3,156	-
Payment of restricted cash and interest earned on restricted cash	(67)	(45)	(60,244)
Net cash (used in) provided by investing activities	(35,740)	347	(138,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from other notes payable	-	-	700,000
Proceeds, net of expenses of $24,000 from Convertible Debentures	-	500,000	1,501,000
Repayment of Convertible Debentures	(150,000)	-	(150,000)
Proceeds, net of expenses of $304,870, from sale of units consisting of common stock and warrants	4,387,894	-	4,387,894
Proceeds from the sale of capital stock	-	612,000	1,954,001
Net cash provided by financing activities	4,237,894	1,112,000	8,872,895

Net (decrease) increase in cash	(5,470)	(58,526)	35,653
Cash, beginning of the period	41,123	65,359	-

Cash, end of period	$35,653	$6,833	$35,653

Supplemental disclosures of cash flow information:
Interest paid	$35,195	$-	$-

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Capital contribution of accrued interest	$-	$-	$23,725
Demand notes together with accrued interest converted into capital stock	$-	$-	$549,078
Common stock issued for deferred financing costs	$-	$-	$144,000
Exchange of Notes Payable for Convertible Debenture	$-	$-	$500,000
Warrants Liability reclassified to Stockholders' Equity	$3,938,946	$-	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$1,925,000	$-	$1,925,000

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 – BUSINESS AND RECAPITALIZATION

Tonix Pharmaceuticals Holding Corp. (the "Company"), through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is attempting to develop safer and more effective versions of widely prescribed central nervous system ("CNS") drugs. While some new applications can use the commercially available form of the drug, in other cases, reformulating the active ingredient improves its safety or effectiveness in treating the CNS condition. When formal development programs have proven successful in clinical tests, Tonix Sub intends to seek marketing approval from the Food and Drug Administration ("FDA").

On August 16, 2010, Tonix Sub formed Krele LLC ("Krele") in the state of Delaware. Krele is a limited liability corporation whose sole member is Tonix Sub. Krele was established to commercialize products that are generic versions of predicate new drug application products or versions of drug efficacy study implementation products. The Company expects that its relationship to Krele will be similar to that of several other pharmaceutical companies and their subsidiaries that market generic versions of the parent's branded products at different periods in their product life-cycle.

On October 7, 2011, Tonix Sub (formerly Krele Pharmaceuticals, Inc. incorporated on June 7, 2007 in the State of Delaware) and a publicly traded non-operating shell company Tamandare Explorations Inc. (“Tamandare”), incorporated under the laws of the State of Nevada, along with certain other parties executed and consummated a share exchange agreement (the “Share Exchange”). Pursuant to the Share Exchange, each share of Tonix Sub’s common stock was exchanged for 0.9 shares of Tamandare’s common stock and each share of Tonix Sub’s Series A and B preferred stock was exchanged for 4.8 shares of Tamandare’s common stock. Upon completion of the Share Exchange, the Tonix Sub shareholders, including holders of restricted shares, which were subject to accelerated vesting, received in exchange for all of their shares, an aggregate of 22,666,667 shares of Tamandare’s common stock and Tamandare’s existing stockholders retained 4,000,000 shares of common stock. The 22,666,667 shares issued to the Tonix Sub shareholders constituted approximately 85% of Tamandare’s 26,666,667 issued and outstanding shares of common stock after the Share Exchange. Upon completion of the Share Exchange, Tonix Sub became Tamandare’s wholly-owned subsidiary and in October 2011 Tamandare was renamed Tonix Pharmaceuticals Holding Corp. As the owners and management of Tonix Sub obtained voting and operating control of Tamandare after the Share Exchange and Tamandare was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Tonix Sub, accompanied by the issuance of its common stock for outstanding common stock of Tamandare, which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on June 7, 2007 (inception date) and accordingly all share and per share amounts have been adjusted.

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

The condensed consolidated balance sheet as of December 31, 2011 contained herein have been derived from audited financial statements.

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Basis of presentation

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has working capital and stockholders' deficiencies as of September 30, 2012, The Company requires additional financing, for which there are no existing commitments to fund its working capital deficiency and future operations and no assurances can be given that the Company will be able to obtain sufficient financing on terms acceptable to it, if at all. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

During the nine months ended September 30, 2012, the Company issued common stock and warrants and obtained net cash proceeds in the aggregate of $4,387,894. In addition, $1,925,000 in previously issued notes were exchanged for common stock and warrants (see Note 6). The Company expects that cash used in operations will increase significantly over the next several years and it is the Company's intent to raise additional capital to complete the development and commercialization of its current product candidates through equity or debt financing. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and may be required to reduce or cease operations.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2012 and 2011 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in October 2011 (see Note 1), which was accounted for as a recapitalization of the Company.

During the nine months ended September 30, 2012, upon the completion of the January and March financing (see Note 6), the Company issued warrants to purchase an aggregate 7,390,292 shares of the Company's common stock. In addition, in May 2012, the Company issued to employees options to acquire an aggregate of 3,500,000 shares of the Company's common stock (see Note 8). In computing diluted net loss per share, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
Office furniture and equipment	$78,535	$42,862
Less: accumulated depreciation	(27,504)	(17,312)

	$51,031	$25,550

Depreciation expense for the three and nine months ended September 30, 2012 was $4,076 and $10,192, respectively; and $2,354 and $6,946 for the three and nine months ended September 30, 2011, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash at September 30, 2012 and December 31, 2011 collateralizes a letter of credit in the amount of approximately $60,000 issued in connection with the lease of office space in New York City.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Class A Warrants have an exercise price of $1.25 per share of common stock and will be exercisable for a period of five years from the date of issuance. The warrants had certain anti-dilutive provisions that were set to expire the earlier of i) one year or ii) upon effectiveness of a registration of all shares covered by Class A Warrants, which took place on June 6, 2012. The Company determined the fair value of the Class A Warrants and the Agent Warrants, described below, to be $2,549,684 and $212,235 on the issuance dates and initially classified them as a liability due to transactions which cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements. On June 6, 2012, upon the Company's registration statement being declared effective by the Securities and Exchange Commission, the reset provisions expired and the Company reclassified $3,938,946, the fair value of the Class A Warrants and Agent Warrants as of that date to equity. The increase of $1,177,026 in fair value of warrants liability was included in results of operations for the nine months ended September 30, 2012.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

NOTE 8 – SHARE BASED COMPENSATION

2010 Stock Plan

In June and August 2010, respectively, the Board of Directors and stockholders of Tonix Sub. approved, and in December 2010 and February 2011, the Board of Directors amended, the terms and provisions of the 2010 Stock Plan (the "2010 Plan") whereby the Company reserved 4,564,641 shares of its Common Stock for issuance pursuant to the 2010 Plan. The 2010 Plan allowed for grants of options to purchase shares of Common Stock and awards of restricted Common Stock to employees, officers, directors, consultants and advisors of the Company.

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

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 4,000,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. The Company reserved 4,000,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 3,500,000 options had been granted under the 2012 Plan (all of which are outstanding at September 30, 2012) with an exercise price of $1.50, a 10 year life and fair value of $1.175. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. Stock options granted vest over a three year period and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting periods using the straight-line method. Share-based compensation expense of $571,330 was recognized for the nine month period ended September 30, 2012.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2012 were as follows:

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

As of September 30, 2012, the Company had approximately $3,542,246 of total unrecognized compensation cost related to non-vested awards granted under the Company’s 2012 Plan, which the Company expects to recognize over approximately a three-year period.

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 9 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2012:

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of our directors, are the primary founders of Tonix Sub. We have entered into various transactions with several companies under their control, including L&L Technologies, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co. Lederman & Co. received $250,000 per annum for its services, until August 1, 2011, when it received $127,000 per annum until such time as we closed on the 2012 Financing. We first closed on the 2012 Financing in January 2012, and effective February 1, 2012, Lederman & Co. receives $250,000 per annum for its services. The consulting agreement renews automatically for subsequent terms of one year at $250,000 per annum. Total expenses paid under these agreements were $107,333 and $246,083 during the three and nine months ended September 30, 2012, respectively; and $44,281 and $239,000 during the three and nine months ended September 30, 2011, respectively. In January 2012, the related party companies received interest on the convertible notes in the aggregate amount of $6,183.

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

TONIX PHARMACEUTICALS HOLDING CORP.

(Formerly known as Tamandare Explorations Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Effective April 2, 2012, the Company entered into an employment agreement (the “Selzer Agreement”) with Benjamin Selzer to serve as Chief Operating Officer.  The Selzer Agreement replaces and terminates the employment agreement Mr. Selzer had previously entered into with Tonix Sub. The base salary under the Selzer Agreement is $175,000 per annum, which shall increase to $250,000 per annum effective October 7, 2012, and shall increase to $320,000 per annum upon the Company consummating an underwritten public offering of equity securities in excess of $10 million net to the Company (the “Selzer Threshold”). In the event that the Selzer Threshold occurs subsequent to October 7, 2012, Mr. Selzer shall be entitled to retroactive adjustment of the base salary to the $320,000 per annum rate, not to exceed an aggregate adjustment of $170,000. The Selzer Agreement has an initial term of two years, and renews thereafter for additional one year terms unless either party provides 90 days written notice prior to the termination of a term not to extend the Selzer Agreement.

NOTE 12 – SUBSEQUENT EVENTS

Effective October 5, 2012, the Company entered into an amendment to its employment agreement (the “Selzer Amendment”) with Benjamin Selzer, which amended the employment agreement entered into with Mr. Selzer on April 2, 2012 (the “Selzer Agreement”) to serve as Chief Operating Officer.  Pursuant to the Selzer Amendment, the base salary under the Selzer Agreement remains $175,000 per annum through March 31, 2013, at which time it shall increase to $250,000 per annum, and shall increase to $320,000 per annum upon the Company consummating an underwritten public offering of equity securities in excess of $10 million net to the Company (the “Selzer Threshold”).

Pursuant to the Selzer Agreement, the base salary was to increase to $250,000 effective October 7, 2012. In addition, pursuant to the Selzer Amendment, a retroactive adjustment of the base salary to the $320,000 per annum rate, not to exceed an aggregate adjustment of $170,000, that Mr. Selzer would have been entitled to upon the Selzer Threshold occurring after October 7, 2012 was eliminated.

On October 26, 2012, the Company elected to voluntarily terminate Benjamin Selzer as Chief Operating Officer, Secretary and Treasurer, effective immediately. In conjunction with the termination, 500,000 unvested options previously issued to Mr. Selzer were cancelled.

Between October and November 2012, the Company issued promissory notes in the amount of $320,000 (the “Notes”) in exchange for $320,000 borrowed from six affiliated investors. The Notes bear no interest and were payable on demand.

On November 14, 2012, the Company sold to accredited investors for aggregate cash proceeds of $390,000, convertible debentures (the “Debentures”) in the principal face amount of $390,000 and the exchange of the Notes for Debentures in the principal face amount of $320,000.

The Debentures mature on the earlier of (i) November 14, 2013 or (ii) the date of closing of a private placement of equity, equity equivalent, convertible debt or debt financing in which we receive gross proceeds, in one or more transactions, of at least $100,000 (a “Subsequent Financing”). The Debentures bear interest at 8% per annum and are convertible at the holder’s option into either (i) a Subsequent Financing at a price equal to a 25% discount to the price of securities sold in the Subsequent Financing or (ii) shares of the Company’s common stock at a conversion price per share equal to $1.00.

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

Business Overview

We are a specialty pharmaceutical company focused on developing novel pharmaceutical products for challenging disorders of the central nervous system, or CNS. We search for potential therapeutic solutions among known pharmaceutical agents that lack regulatory approval for the indications we seek, but may be approved for use in other indications. The ongoing evolution in the understanding of certain CNS disorders provides us with opportunities to develop such agents as proprietary products for new indications. We typically seek to create new dose and formulation options that are tailored to the therapeutic uses to which we apply these agents.

Many CNS drugs have been identified by physicians who observe unexpected improvements in their patients’ CNS conditions despite having prescribed them for a different purpose. One of our goals is to establish formal clinical study programs to determine if such anecdotal observations are, in fact, reflections of a compound’s ability to treat a particular CNS condition. While some new applications can use the commercially-available form of a given drug, in other cases, reformulating the active ingredient may improve the active ingredient’s safety or effectiveness in treating the condition. If we demonstrate success in our formal development programs, we will seek marketing approval from the Food and Drug Administration, or FDA.

We are currently devoting the majority of our efforts to the development of our lead product candidate, TNX-102 sublingual tablet, or TNX-102 SL. TNX-102 SL is a novel dose and formulation of cyclobenzaprine, or CBP, the active pharmaceutical ingredient of two widely prescribed muscle relaxant products (Flexeril® and Amrix®). TNX-102 SL is also distinct from these products with regard to its route of administration. Due to the well-characterized history of CBP, we believe TNX-102 SL has the potential to progress through a shorter development pathway than is typical for drug products based on novel active ingredients. We are currently developing TNX-102 SL for the treatment of fibromyalgia, or FM, and for the treatment of post-traumatic stress disorder, or PTSD. In a randomized, double-blind, placebo-controlled, Phase 2 trial (Moldofsky et al, Journal of Rheumatology, 2011;38:2653), the Company demonstrated that very low-dose CBP given at bedtime resulted in significant decreases in next-day pain and other core FM symptoms, as well as in a significant improvement in sleep quality. We believe that CBP exerts its benefit in FM via its ability to improve the restorative quality of sleep, which has been shown to be frequently impaired in both FM and PTSD. Current CBP products are believed to be widely used off-label by FM patients.

TNX-102 SL is a small, rapidly dissolving tablet containing 2.4 mg of cyclobenzaprine for sublingual administration at bedtime. We designed TNX-102 SL to enable the rapid, efficient delivery of cyclobenzaprine to the systemic circulation via sublingual transmucosal absorption and to avoid first-pass liver metabolism. We also designed TNX-102 SL to provide CBP at doses lower than those currently available by prescription. We have conducted several clinical and pre-clinical pharmacokinetic studies of TNX-102 SL which we believe support its development as a novel therapeutic product for FM and PTSD, and which demonstrate a number of potentially advantageous characteristics as compared to current cyclobenzaprine-containing products, none of which are approved for these indications. Among our findings, we have reported that, as compared to oral cyclobenzaprine tablets, TNX-102 SL results in faster systemic absorption, with significantly higher plasma levels of CBP in the first hour following administration. We have also shown that sublingual absorption of CBP cannot be achieved by crushing currently-available CBP products and placing the material under the tongue. We have shown TNX-102 SL to be generally well-tolerated, with no serious adverse events recorded.

We are advancing TNX-102 SL for the management of fibromyalgia, or FM. We believe that TNX-102 SL could be approved by the FDA for the treatment of FM following two efficacy studies and a safety exposure study that, together, would expose the minimum number of FM patients that would satisfy FDA’s standards, whereas drug products based on novel active ingredients need exposure to significantly more study subjects. We plan to initiate a pivotal efficacy trial in the first quarter of 2013 that will evaluate this candidate in FM.

We are also advancing TNX-102 SL for the management of post-traumatic stress disorder, or PTSD. We held a pre-Investigation New Drug meeting with the FDA in October 2012, and we plan to conduct a clinical proof-of-concept trial of TNX-102 SL in PTSD in 2013.

We have developed other innovative formulations of cyclobenzaprine, including TNX-102 2.4 mg promicellar gelatin capsule, or TNX-102 gelcap. We have generated clinical data which support the further development of TNX-102 gelcap, and although we currently do not plan to advance this candidate, we may elect to do so in the future.

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

In other cases, the products will be formulated to match earlier, or predicate, products closely enough to be considered generic copies or similar enough to other medications to rely (in part) on their regulatory review and approval. The predicate product may be approved by the FDA under an NDA or may have been reviewed for safety and effectiveness by the National Academy of Sciences under the Drug Efficacy Study Implementation, or DESI, program, in which case they would be considered by FDA to be “unapproved products”. For DESI products, it is our intent to develop NDA versions by modernizing the chemistry, manufacturing and controls and to perform new clinical studies to support an NDA filing.

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

Current Operating Trends

Our current research and development efforts are focused on developing our lead product, TNX-102 SL, but we also expend some effort on our earlier pipeline programs. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We plan to start the next phase of clinical development for TNX-102 SL over the next six months, subject to raising necessary funds. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

Three Months Ended September 30, 2012 Compared to Three Months September 30, 2011

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended September 30, 2012 and 2011.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $658,143, an increase of $166,119, or 34%, from $492,024 for the three months ended September 30, 2011. The increase in clinical and non-clinical cost and activities is primarily due to increased development work related to TNX-102 SL, including formulation development, manufacturing, human pharmacokinetic studies, and market research.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $1,076,199, an increase of $553,737, or 106%, from $522,462 incurred in the three months ended September 30, 2011. This increase is primarily due to an increase in payroll-related expenses, along with increases in investor and public relations expense, travel, meals and entertainment expense, and related-party consulting agreement expense, offset by decreases in accounting expense, rent, and other professional fees.

Payroll-related expenses increased to $554,753 in the current period from $149,936 for the three months ended September 30, 2011, an increase of $404,817, or 270%, primarily related to stock-based compensation and additional personnel. Payroll-related expenses include both cash and non-cash compensation associated with restricted stock grants in 2011 of $13,768 and options granted in 2012 of $342,798.

Professional services for the three months ended September 30, 2012 totaled $334,810, an increase of $59,377, or 22%, over the $275,433 incurred for the three month period ended September 30, 2011. The increase was primarily a result of $98,101 in investor and public relations in the three months ended September 30, 2012 compared to $24,675 in 2011. Accounting fees incurred in the three months ended September 30, 2012 amounted to $15,536, a decrease of $27,513, or 64%, from $43,049 incurred in the three months ended September 30, 2011. The decrease in accounting fees was a result of our public reporting obligations incurred prior to our merger in 2011, as we were still a private company at that time, although we were in the process of preparing to go public. Legal fees totaled $76,279 for the three months ended September 30, 2012, a decrease of $23,998, or 24%, from $100,277 incurred for the three months ended September 30, 2011. The decrease in legal fees is due to legal expenses incurred when we were a private company preparing for our merger in 2011, offset by expenses related to SEC filings. Other professional fees totaled $100,304 for the three months ended September 30, 2012, a decrease of $7,128 or 7%, from $107,432 for the three months ended September 30, 2011.

Travel, meals and entertainment costs for three months ended September 30, 2012 were $19,375, an increase of $4,592, or 31%, from $14,783 incurred in the three months ended September 30, 2011. Travel, meals and entertainment costs primarily include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities.

Rent for three months ended September 30, 2012 totaled $28,595, a decrease of $1,765, or 6%, from $30,360 incurred in the three months ended September 30, 2011. Depreciation expense in the three months ended September 30, 2012 totaled $4,076, an increase of $1,722, or 73%, over the expense of $2,354 incurred in the three months ended September 30, 2011, as a result of the purchase of new office computers.

Interest and Other Financing Costs. Interest income for the three months ended September 30, 2012 totaled $440, an increase of $432 from $8 income earned during the three months ended September 30, 2011. The increase was a result of having significantly more cash on hand during the quarter ended September 30, 2012.

Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2012 was $1,732,027, compared to a net loss of $1,014,478 for the three months ended September 30, 2011, an increase of $717,549, or 71%.

Nine Months Ended September 30, 2012 Compared to Nine Months September 30, 2011

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine month periods ended September 30, 2012 and 2011.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 were $1,883,559, an increase of $1,249,063, or 197%, from $634,496 for the nine months ended September 30, 2011. The increase in clinical and non-clinical cost and activities is primarily due to increased development work related to TNX-102, including formulation development, manufacturing, human and animal pharmacokinetic studies, and market research.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $2,862,085, an increase of $1,612,585, or 129%, from $1,249,500 incurred in the nine months ended September 30, 2011. This increase is primarily due to payroll-related expenses, professional services, travel, meals and entertainment expense, and marketing related expenses.

Payroll-related expenses increased to $1,350,267 in the current period from $442,924 for the nine months ended September 30, 2011, an increase of $907,343, or 205%. Payroll-related expenses include both cash and non-cash compensation associated with the restricted stock grants in 2011 of $139,063 and options granted in 2012 of $571,330. The increase in payroll-related costs was a result of headcount increases, salary increases and bonuses to our core management team along with the increase in stock based compensation. Upon closing of the private placement financing in January 2012, the salaries for our core management team were increased, and one-time bonuses were paid.

Professional services for the nine months ended September 30, 2012 totaled $942,665, an increase of $367,323, or 64%, over the $575,342 incurred for the nine month period ended September 30, 2011. The increase was primarily a result of $290,544 in investor and public relations activities in the nine months ended September 30, 2012 compared to $60,878 in 2011, an increase of $229,666, or 377%. Legal fees totaled $253,961 for the nine months ended September 30, 2012, an increase of $65,292, or 35%, from $188,669 incurred for the nine months ended September 30, 2011. The increase related to filings with the SEC, as we were a private company during the nine months ended September 30, 2011, as well as to the preparation and filing of patent applications. Accounting fees incurred in the nine months ended September 30, 2012 amounted to $149,417, an increase of $41,319, or 38%, from $108,098 incurred in the nine months ended September 30, 2011. The increase in accounting fees was a result of our public reporting obligations, which we did not have in 2011 as we were still a private company at that time although we were in the process of preparing to go public. Other professional fees totaled $204,155 for the nine months ended September 30, 2012, an increase of $40,232 or 25%, from $163,923 for the nine months ended September 30, 2011.

Travel, meals and entertainment costs for nine months ended September 30, 2012 were $84,507, an increase of $47,143, or 126%, from $37,364 incurred in the nine months ended September 30, 2011. Travel, meals and entertainment costs include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities.

Marketing related expenses for the nine months ended September 30, 2012 were $212,401, an increase of $179,816, or 452%, from $32,585 incurred in the nine months ended September 30, 2011. The increase in marketing is primarily due to $167,954 invested in market research in current period compared to $1,890 during the same period, last year.

Rent for nine months ended September 30, 2012 totaled $88,138, a decrease of $9,730, or 10%, from $97,868 incurred in the nine months ended September 30, 2011. Depreciation expense in the nine months ended September 30, 2012 totaled $10,192, an increase of $3,246, or 47%, over the expense of $6,946 incurred in the nine months ended September 30, 2011, as a result of the purchase of new office computers.

Other general expenses for the nine months ended September 30, 2012 were $136,147, an increase of $99,314, or 277%, from $35,833 incurred in the nine months ended September 30, 2011. Other general expenses are comprised of office operations, conventions and other administrative expenses. The increase primarily were financial reporting expenses associated with a public entity of $31,883 and conventions of $42,049 incurred in the current period as compared to $-0- and $9,404 during the same period, last year.

Interest and Other Financing Costs. Interest income (expense) for the nine months ended September 30, 2012 totaled $(899,909), a decrease of $(899,961) from $52 income earned during the nine months ended September 30, 2011. In 2012, our interest costs were comprised primarily of amortization and write-off of $196,166 of deferred financing costs related to the issuance of our secured convertible debentures in October 2011, allocated offering costs of $270,743 charged to interest as part of a financing and the fair value of $426,153, net with prior period accrual, of common stock and warrants issued to convertible debentures holders in connection with the conversion to a financing. In addition, we incurred interest expense related to our convertible debentures.

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

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2012 was $6,820,705, compared to a net loss of $1,883,944 for the nine months ended September 30, 2011, an increase of $4,936,761, or 262%.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $758,068, comprised primarily of cash of $35,653 and prepaid expenses of $43,076, which was offset by $697,383 of accounts payable and $136,303 of accrued expenses. For the nine months ended September 30, 2012, we used $4,207,624 of cash in operating activities. Cash provided by financing activities totaled $4,237,894 from the sale of shares of capital stock and warrants of $4,387,894, net with repayments of our convertible debentures of $150,000. In the comparable 2011 period, $612,000 was raised through the sale of shares of capital stock and $500,000 through issuance of convertible debentures. At September 30, 2012, we had cash of $35,653 compared to $41,123 at December 31, 2011. Our cash is held in bank deposit accounts. At September 30, 2012 and December 31, 2011, we had nil and $2,075,000 of secured convertible debentures outstanding, respectively.

Cash used in operations for the nine months ended September 30, 2012 and 2011 was $4,207,624 and $1,170,873, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from manufacturing, pre-clinical, and clinical cost and activities, regulatory cost, payroll and rent.

Cash used in investing activities for the nine months ended September 30, 2012 was $35,740 compared to cash provided by investing activities of $347 in the nine months ended September 30, 2011. In the nine month periods ended September 30, 2012 and 2011, we purchased office furniture and computer equipment of $35,673 and $2,764, respectively.

In their report dated March 30, 2012, our independent registered public accounting firm stated at December 31, 2011, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for the next three months. We anticipate we will need approximately $2,000,000 to fund our operating expenses and capital equipment requirements for the next 12 months. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

2012 Promissory Notes

Between October and November 2012, we issued promissory notes in the amount of $320,000 (the “Notes”) in exchange for $320,000 borrowed from six affiliated investors. The Notes bear no interest and were payable on demand.

2012 Bridge Financing

On November 14, 2012, we sold to accredited investors for aggregate cash proceeds of $390,000, convertible debentures (the “Debentures”) in the principal face amount of $390,000 and the exchange of the Notes for Debentures in the principal face amount of $320,000.

The Debentures mature on the earlier of (i) November 14, 2013 or (ii) the date of closing of a private placement of equity, equity equivalent, convertible debt or debt financing in which we receive gross proceeds, in one or more transactions, of at least $100,000 (a “Subsequent Financing”). The Debentures bear interest at 8% per annum and are convertible at the holder’s option into either (i) a Subsequent Financing at a price equal to a 25% discount to the price of securities sold in the Subsequent Financing or (ii) shares of our common stock at a conversion price per share equal to $1.00.

Other

In July 2011, we entered into a contract with a contract research organization, or CRO, to investigate the feasibility of developing a new, proprietary formulation of cyclobenzaprine at a cost of $58,080. In August 2011, we authorized the initiation of formulation work and manufacturing of TNX-102 gelcap for clinical trials pursuant to a contract with Lipocine with respect to a research and development project for reformulation work on our leading products for a fee of $235,000. In September 2011, we entered into a contract with Pharmanet Canada for contract research work with respect to a pharmacokinetic study for TNX-102 gelcap. The full cost of the work to be performed is $637,231. Payment is due in four installments based on the achievement of certain performance milestones. In October 2011, we entered into an agreement with another CRO to develop, and perform an exploratory pharmacokinetic study on, a new formulation of cyclobenzaprine for an approximate cost of $180,000.

In December 2011, we entered into an agreement with a public relations firm to provide news media placement and political intelligence from January 2012 through June 2012 for a total cost of $60,000, but subsequently amended the agreement to cover the period May 2012 through October 2012. In April 2012, we entered into an agreement with a manufacturing company to formulate and manufacture TNX-102 SL drug material for clinical testing at a cost of $93,000. In May and June 2012, we entered into five contracts with a CRO to develop and manufacture sublingual formulations of cyclobenzaprine and related compounds for an approximate total cost of $335,000. Payment is due in four installments in four of these contracts, and is due in five installments in one contract. In May 2012, we entered into a contract with a CRO to perform an exploratory pharmacokinetic study, which evaluated TNX-102 SL, at a cost of $283,000, with payment due in three installments. In May 2012, we entered into an agreement with an investor relations firm to provide investor relations services, at a cost of $50,000 to be paid in four equal monthly installments. In September 2012, we entered into a contract with a CRO to perform technology transfer of manufacturing and formulation at a cost of $44,500, with payment due in two installments. In September 2012, we entered into a contract with a CRO to perform analytical work on TNX-102 SL at an approximate cost of $95,000, with payment due in three installments.

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

Year Ending December 31,
2012	$31,747
2013	127,889
2014	131,513
2015	100,719
$391,868

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

Stock Based Compensation. All stock-based payments to employees and to nonemployee directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the relevant vesting period. Restricted stock payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 14, 2012	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

