Form 10-Q
period 2013-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2013-05-07
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 6, 2013, there were 2,197,490 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

		Condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through March 31, 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ (deficiency) equity for the three months ended March 31, 2013 (unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through March 31, 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-11

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Mine Safety Disclosures	20
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$423,739	$1,785,390
Prepaid expenses and other	67,691	224,659
Total current assets	491,430	2,010,049

Furniture and equipment, net	42,756	46,894

Restricted cash	60,289	60,267

Total assets	$594,475	$2,117,210

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable, including $26,757 and $6,809 to related parties as of March 31, 2013 and December 31, 2012, respectively	$870,096	$825,837
Accrued expenses	346,692	309,800
Accrued interest, related party	-	3,155
Total current liabilities	1,216,788	1,138,792

Deferred rent payable	17,424	19,710

Total liabilities	1,234,212	1,158,502

Stockholders' (deficiency) equity:
Preferred stock, $0.001 par value; 5,000,000 authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 authorized; 2,159,130 shares issued and outstanding as of March 31, 2013 and December 31, 2012	2,159	2,159
Additional paid in capital	17,203,587	16,800,829
Deficit accumulated during development stage	(17,845,483)	(15,844,280)

Total stockholders' (deficiency) equity	(639,737)	958,708

Total liabilities and stockholders' (deficiency) equity	$594,475	$2,117,210

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		through
	2013	2012	March 31, 2013
COSTS AND EXPENSES:
Research and development	$740,629	$397,628	$5,275,891
General and administrative	1,260,596	762,737	9,593,945
	2,001,225	1,160,365	14,869,836

Operating Loss	(2,001,225)	(1,160,365)	(14,869,836)

Gain on extinguishment of debt	-	-	7,908
Other income	-	-	1,875
Change in fair value of warrant liability	-	47,023	(1,177,026)
Interest and other financing costs, net	22	(901,646)	(1,808,404)

NET LOSS	$(2,001,203)	$(2,014,988)	$(17,845,483)

Net loss per common share, basic and diluted	$(0.93)	$(1.27)

Weighted average common shares outstanding, basic and diluted	2,159,130	1,582,525

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	2,159,130	$2,159	$16,800,829	$(15,844,280)	$958,708
Stock based compensation	-	-	392,323	-	392,323
Warrants issued for services rendered	-	-	10,435	-	10,435
Net loss	-	-	-	(2,001,203)	(2,001,203)
Balance at March 31, 2013	2,159,130	$2,159	$17,203,587	$(17,845,483)	$(639,737)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,001,203)	$(2,014,988)	$(17,845,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,138	2,354	35,779
Amortization and write off of deferred financing costs	-	196,166	249,543
Non cash interest, consisting of beneficial conversion feature in connection with convertible debentures	-	426,152	710,000
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	-	81,337	426,152
Non-cash financing costs related to January and March 2012 financing	-	-	81,337
Warrants issued for services rendered	10,435	-	10,435
Stock based compensation	392,323	-	1,944,194
Change in fair value of warrant liability	-	(47,023)	1,177,026
Common stock issued in exchange for intellectual property	-	-	383,250
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	156,968	38,383	(67,691)
Accounts payable	44,259	(512,790)	870,096
Accrued interest	(3,155)	(35,195)	3,111
Accrued expenses	35,993	88,503	440,058
Deferred rent payable	(1,387)	(513)	24,769
Net cash used in operating activities	(1,361,629)	(1,777,614)	(11,565,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	-	(78,535)
Payment of restricted cash and interest earned on restricted cash	(22)	(22)	(60,289)
Net cash used in investing activities	(22)	(22)	(138,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from other notes payable	-	-	1,020,000
Proceeds, net of expenses of $24,000 from Convertible Debentures	-	-	1,891,000
Repayment of Convertible Debentures	-	(150,000)	(150,000)
Proceeds, net of expenses of $374,870, from sale of units consisting of common stock and warrants	-	4,387,895	6,932,894
Proceeds from the sale of capital stock	-	-	1,954,001
Net cash provided by financing activities	-	4,237,895	12,127,895

Net (decrease) increase in cash	(1,361,651)	2,460,259	423,739
Cash, beginning of the period	1,785,390	41,123	-

Cash, end of period	$423,739	$2,501,382	$423,739

Supplemental disclosures of cash flow information:
Interest paid	$3,155	$35,195	$38,350

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Capital contribution of accrued interest	$-	$-	$26,836
Demand notes together with accrued interest converted into capital stock	$-	$-	$549,078
Common stock issued for deferred financing costs	$-	$-	$144,000
Exchange of Notes Payable for Convertible Debenture	$-	$-	$820,000
Warrants Liability reclassified to Stockholders' Equity	$-	$-	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$-	$-	$2,635,000

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 – BUSINESS AND RECAPITALIZATION

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is attempting to develop safer and more effective versions of widely prescribed central nervous system ("CNS") drugs. While some new applications can use the commercially available form of the drug, in other cases, reformulating the active ingredient improves its safety or effectiveness in treating the CNS condition. When formal development programs have proven successful in clinical tests, Tonix Sub intends to seek marketing approval from the Food and Drug Administration ("FDA").

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

On October 7, 2011, Tonix Sub (formerly Krele Pharmaceuticals, Inc. incorporated on June 7, 2007 in the State of Delaware) and a publicly traded non-operating shell company Tamandare Explorations Inc. (“Tamandare”), incorporated under the laws of the State of Nevada, along with certain other parties executed and consummated a share exchange agreement (the “Share Exchange”). Pursuant to the Share Exchange, each share of Tonix Sub’s common stock was exchanged for 0.045 shares of Tamandare’s common stock and each share of Tonix Sub’s Series A and B preferred stock was exchanged for 0.24 shares of Tamandare’s common stock. Upon completion of the Share Exchange, the Tonix Sub shareholders, including holders of restricted shares, which were subject to accelerated vesting, received in exchange for all of their shares, an aggregate of 1,133,334 shares of Tamandare’s common stock and Tamandare’s existing shareholders retained 200,000 shares of common stock. The 1,133,334 shares issued to the Tonix Sub shareholders constituted approximately 85% of Tamandare’s 1,333,334 issued and outstanding shares of common stock after the Share Exchange. Upon completion of the Share Exchange, Tonix Sub became Tamandare’s wholly-owned subsidiary and in October 2011 Tamandare was renamed Tonix Pharmaceuticals Holding Corp. As the owners and management of Tonix Sub obtained voting and operating control of Tamandare after the Share Exchange and Tamandare was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Tonix Sub, accompanied by the issuance of its common stock for outstanding common stock of Tamandare, which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on June 7, 2007 (inception date) and accordingly all share and per share amounts have been adjusted.

Tonix Pharmaceutical Holding Corp. and its subsidiaries are hereafter referred to as the “Company”.

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

The condensed consolidated balance sheet as of December 31, 2012 contained herein has been derived from audited financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013.

Basis of presentation

As the Company is devoting substantially all of its efforts to establishing a new business, and while planned principal operations have commenced, there has been no revenue generated from sales, license fees or royalties; the Company is considered a development stage enterprise. Accordingly, the Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise. Financial position, results of operations and cash flows of a development stage enterprise are presented in conformity with generally accepted accounting principles that apply to established operating enterprises.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has working capital and stockholders' deficiencies as of March 31, 2013. The Company requires additional financing, for which there are no existing commitments, to fund its working capital deficiency and future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of its products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

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

Research and development costs

The Company outsources its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed in 2007 and 2010 as research and development costs, as it related to particular research and development projects and had no alternative future uses.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended March 31, 2013 and 2012 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to a 20-for-1 reverse stock split (see Note 3).

As of March 31, 2013, there were outstanding warrants to purchase an aggregate of 1,270,732 shares of the Company’s common stock (see Note 5). In addition, the Company has issued to employees, options to acquire shares of the Company’s common stock of which 376,500 were outstanding at March 31, 2013 (see Note 4). In computing diluted net loss per share for the three months ended March 31, 2013 and 2012, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – REVERSE STOCK SPLIT

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 20-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,130 shares of the Company's common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at March 31, 2013 and December 31, 2012.

NOTE 4 – STOCK OPTIONS

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company and may also issue nonstatutory options to employees and others. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 175,000 options had been granted under the 2012 Plan (of which 150,000 were outstanding at March 31, 2013) with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

On February 12, 2013, the Company’s board of directors approved the Amended and Restated 2012 Incentive Stock Option Plan (the “Amended and Restated 2012 Plan”) to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the Amended and Restated 2012 Plan (all of which were outstanding at March 31, 2013) with an exercise price of $10.20, a 10 year life and fair value of $7.83. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. Stock options granted vest over a three year period and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2013 were as follows:

Risk-free interest rate	2.02%
Expected term of option	6.0 years
Expected stock price volatility	99.96%
Expected dividend yield	$0.0

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

Share-based compensation expense of $392,323 was recognized for the three month period ended March 31, 2013.

As of March 31, 2013, the Company had approximately $4,122,995 of total unrecognized compensation cost related to non-vested awards granted under the Company’s option plan, which the Company expects to recognize over approximately a three-year period.

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2013:

Exercise	Number	Number	Expiration
Price	Outstanding	Vested	Date
$8.00	445,209	445,209	December 2013
12.00	456,008	447,908	December 2017 to January 2018
20.00	15,288	15,288	January 2014 to January 2015
25.00	354,227	354,227	January 2017 to March 2019
	1,270,732	1,262,632

On January 1, 2013, the Company issued warrants to non-employees to purchase 10,800 shares of the Company's common stock at an exercise price of $12.00 per share expiring five years from the date of issuance vesting ratably over twelve months beginning January 1, 2013 in connection with services.

The Company measures the fair value of the vested portion of the issued warrants based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

The assumptions used in the valuation of warrants, which vested during the three months ended March 31, 2013, were as follows:

Risk-free interest rate	0.77%
Life of warrant	5 years
Expected stock price volatility	102.46%
Expected dividend yield	$0.0

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

The risk-free rate of return is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical exercise data because its equity shares have been publicly traded for only a limited period of time.

Compensation of $10,435 related to vested warrants was recognized for the three month period ended March 31, 2013.

As of March 31, 2013, unrecognized compensation related to unvested warrants based on the market price of the Company’s common stock on such date was $31,306.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board.  Effective February 1, 2012, Lederman & Co receives $250,000 per annum for its consulting services. The agreement renews automatically for subsequent terms of one year at $250,000 per annum. Total expenses paid under this agreement were $62,500 and $76,250 during the three months ended March 31, 2013 and 2012.

NOTE 7 – SUBSEQUENT EVENTS

On April 26, 2013, the Company issued an aggregate of 38,334 shares of common stock in exchange for $306,667 upon exercise of warrants.

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

Business Overview

We are a specialty pharmaceutical company focused on developing novel pharmaceutical products for challenging disorders of the CNS. We search for potential therapeutic solutions among known pharmaceutical agents that lack regulatory approval for the indications we seek, but may be approved for use in other indications. The ongoing evolution in the understanding of certain CNS disorders provides us with opportunities to develop such agents as proprietary products for new indications. We typically seek to create new dose, formulation and delivery options that are tailored to the therapeutic uses to which we apply these agents.

We are currently devoting the majority of our efforts to the development of our lead product candidate, TNX-102 sublingual tablet, or TNX-102 SL. TNX-102 SL is a novel dose and formulation of cyclobenzaprine, or CBP, the active pharmaceutical ingredient of two widely prescribed muscle relaxant products, Flexeril® and Amrix®. TNX-102 SL is distinct from these products as it is being developed at a dose level significantly below the lowest marketed doses of Flexeril and Amrix. TNX-102 SL is also distinct from these products with regard to its route of administration, as it is designed to be placed under the tongue, to disintegrate, dissolve and provide sublingual absorption, whereas Flexeril and Amrix are designed to be swallowed and to provide absorption in the small intestine. TNX-102 SL is also intended for chronic use, whereas Flexeril and Amrix are marketed for two to three weeks of use. We are currently developing TNX-102 SL for the treatment of fibromyalgia, or FM, under a U.S Investigational New Drug application, or IND, and under three Clinical Trial Applications filed in Canada. We are also developing TNX-102 SL for the treatment of post-traumatic stress disorder, or PTSD, for which we held a pre-IND meeting with the U.S. Food and Drug Administration, or FDA, in October 2012. We expect that any applications we submit for FDA approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which we believe will allow for a shorter timeline of clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities are generally reviewed.

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

We also have a pipeline of other product candidates, including TNX-201 and TNX-301. TNX-201 is based on isometheptene mucate and is under development as a treatment for certain types of headaches. TNX-201 is a purified isomer of isometheptene mucate, which has been marketed and approved only as a mixture of two isomers. TNX-301 is a fixed dose combination of two FDA-approved drugs, disulfiram and selegiline, and is under development as a treatment for alcohol abuse and dependence. For competitive reasons, we do not disclose the identities of the active ingredients or targeted indications in our pipeline until a U.S. patent has been allowed or issued. Consistent with our mission, these product candidates are or likely will be reformulations of active ingredients that have been used in humans in other products and that are designed for new CNS therapeutic indications.

In other cases, the products will be formulated to match predicate products closely enough to be considered generic copies or similarly enough to other marketed products to rely (in part) on their regulatory review and approval, as well as available published data. The predicate product may be approved by the FDA under a New Drug Application, or NDA, or may have been reviewed for safety and effectiveness by the National Academy of Sciences under the Drug Efficacy Study Implementation, or DESI, program, in which case they would be considered by FDA to be “unapproved products”. For DESI products, it is our intent to develop NDA versions to meet current Good Manufacturing Practice requirements, and International Conference on Harmonization requirements to seek approval under the 505(b)(2) regulatory pathway.

Because of our size and being in the development stage, we do not currently devote a significant amount of time or resources towards our other pipeline candidates. We anticipate that sometime in 2013 we will begin developing formulations for TNX-201 and possibly TNX-301, but do not expect to start clinical trials until 2014 at the earliest.

On October 7, 2011, we executed and consummated the Share Exchange Agreement with Tonix Sub. Pursuant to the Share Exchange, each share of Tonix Sub’s common stock was exchanged for 0.045 shares of our common stock, and each share of Tonix Sub’s Series A and B preferred stock was exchanged for 0.24 shares of our common stock. Upon completion of the Share Exchange, the Tonix Sub shareholders, including holders of 1,396,982 restricted shares, which were subject to accelerated vesting, received in exchange for all of their shares, an aggregate of 1,133,334 shares of our common stock and our existing shareholders retained 200,000 shares of common stock. The 1,133,334 shares issued to the Tonix Sub shareholders constituted approximately 85% of our 1,333,334 shares of common stock issued and outstanding after the Share Exchange. Upon completion of the Share Exchange, Tonix Sub became our wholly-owned subsidiary. For accounting purposes, the acquisition has been treated as a recapitalization of Tonix Sub, accompanied by the issuance of our common stock for the outstanding common stock of Toxic Sub, which was recorded at a nominal value. The historical financial statements are those of Tonix Sub. The accompanying financial statements give retroactive effect to the recapitalization as if it had occurred on June 7, 2007 (inception date). Also, professional services expenses were allocated to research and development and general and administrative expenses in the cumulative from inception through December 31, 2012 statement of operations to be consistent with the current period’s presentation.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended March 31, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 were $740,629, an increase of $343,001, or 86%, from $397,628 for the three months ended March 31, 2012. The increase in clinical and non-clinical cost and activities is primarily due to increased development work related to TNX-102 SL, including formulation development, manufacturing, regulatory, clinical development and market research.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 were $1,260,596, an increase of $497,859, or 65%, from $762,737 incurred in the three months ended March 31, 2012. This increase is primarily due to an increase in payroll-related expenses, along with increases in investor relations fees, legal professional fees, travel, meals and entertainment expense, and marketing expenses, offset by a decrease in accounting expense.

Payroll-related expenses increased to $561,490 in the current period from $361,739 for the three months ended March 31, 2012, an increase of $199,751, or 55%, primarily related to stock-based compensation, offset by a decrease in cash compensation due to one-time bonuses and severance paid in the three months ended March 31, 2012. Payroll-related expenses include non-cash compensation associated with options granted in 2012 and 2013 of $392,323 for the three months ended March 31, 2013, as compared to $-0- for the same period last year.

Professional services for the three months ended March 31, 2013 totaled $497,698, an increase of $238,582, or 92%, over the $259,116 incurred for the three month period ended March 31, 2012. The increase was primarily a result of $262,978 in investor and public relations in the three months ended March 31, 2013, an increase of $210,349, or 400%, compared to $52,629 in 2012. Accounting and auditing fees incurred in the three months ended March 31, 2013 amounted to $67,769, a slight decrease of $3,780, or 5%, from $71,549 incurred in the three months ended March 31, 2012. Legal fees totaled $138,607 for the three months ended March 31, 2013, an increase of $21,164, or 18%, from $117,443 incurred for the three months ended March 31, 2012. The increase in legal fees is due to legal expenses incurred relating to our patent filing costs. Other professional fees totaled $28,344 for the three months ended March 31, 2013, an increase of $10,849 or 62%, from $17,495 for the three months ended March 31, 2012.

Travel, meals and entertainment costs for three months ended March 31, 2013 were $45,096, an increase of $29,542, or 190%, from $15,554 incurred in the three months ended March 31, 2012. Travel, meals and entertainment costs primarily include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities.

Rent for three months ended March 31, 2013 totaled $28,595, a decrease of $1,765, or 6%, from $30,360 incurred in the three months ended March 31, 2012. Depreciation expense in the three months ended March 31, 2013 totaled $4,138, an increase of $1,784, or 76%, over the expense of $2,354 incurred in the three months ended March 31, 2012, as a result of the purchase of new office computers.

Change in fair value of warrant liability. In connection with a financing conducted in the first quarter of 2012, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. On March 31, 2012, we adjusted the fair value of the warrants from their initial issuance in January and March 2012 and credited operations for $47,023 for the decrease in fair value of the issued warrants. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from their initial issuance in January and March 2012 and reclassified the fair value of warrants to equity.

Interest and Other Financing Costs. Interest income for the three months ended March 31, 2013 totaled $22, as compared to interest expense of $901,646 incurred during the three months ended March 31, 2012. In 2012, our interest costs were comprised primarily of amortization and write-off of deferred financing costs related to the issuance of our secured convertible debentures in October 2011 of $196,166, allocated offering costs charged to interest as part of our current period financing of $270,743 and the fair value of common stock and warrants issued to convertible debentures holders in connection with the conversion to current period financing of $426,153, net with prior period accrual. In addition, we incurred interest expense related to our convertible debentures during the three months ended March 31, 2012.

Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2013 was $2,001,203, compared to a net loss of $2,014,988 for the three months ended March 31, 2012, a decrease of $13,785, or 1%.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $725,358, comprised primarily of cash of $423,739 and prepaid expenses of $67,691, which was offset by $870,096 of accounts payable and $346,692 of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our anticipated Phase 2b clinical trial of TNX-102 SL in FM, but we do not expect a number of these expenses to be due or payable for several months. For the three months ended March 31, 2013 and 2012, we used $1,361,629 and $1,777,614 of cash in operating activities, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the three months ended March 31, 2013, we did not have any financing activities. In the comparable 2012 period, $4,387,895 was raised through the sale of shares of common stock and warrants, net with $150,000 repayment of convertible debentures. At March 31, 2013, we had cash of $423,739 compared to $1,785,390 at December 31, 2012. Our cash is held in bank deposit accounts.

Cash gained from investing activities for the three months ended March 31, 2013 and 2012 was $22. Both periods reflect interest earned in restricted cash accounts.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for the next three months. We anticipate we will need approximately $2,500,000 to fund our operating expenses and capital equipment requirements for the next 12 months. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and fund research and development activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Transactions with Related Parties

We have entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Effective February 1, 2012, Lederman & Co receives $250,000 per annum for its consulting services. The agreement renews automatically for subsequent terms of one year at $250,000 per annum.

Stock Compensation

In February 2012, we approved the 2012 Incentive Stock Options Plan, which was amended and restated in February 2013 (“2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 550,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options, as defined by the Internal Revenue Code, and nonstatutory options. The Board of Directors determines the exercise price, vesting and expiration period of the options granted under the 2012 Plan. However, the exercise price of an Incentive Stock Option must be at least 100% of fair value of the common stock at the date of the grant (or 110% for any shareholder that owns 10% or more of our common stock). The fair market value of the common stock determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in a good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. We reserved 550,000 shares of our common stock for future issuance under the terms of the 2012 Plan.

In May 2012, we issued options to purchase 175,000 shares of common stock pursuant to the 2012 Plan, of which 150,000 were outstanding at March 31, 2013, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $30.00 and expiring 10 years from date of issuance. In February 2013, we issued options to purchase 226,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $10.20 and expiring 10 years from date of issuance.

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

Year Ending December 31,
2013	96,141
2014	131,513
2015	100,719
$328,373

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 7, 2013	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

