Form 10-Q
period 2013-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2013-08-14
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-36019

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

As of August 14, 2013, there were 4,877,490 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

		Condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through June 30, 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ (deficiency) equity for the six months ended June 30, 2013 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through June 30, 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	23
	ITEM 1A.	Risk Factors	23
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
	ITEM 3.	Defaults Upon Senior Securities	23
	ITEM 4.	Mine Safety Disclosures	23
	ITEM 5.	Other Information	23
	ITEM 6.	Exhibits	23

	SIGNATURES		24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$68,037	$1,785,390
Prepaid expenses and other	46,362	224,659
Total current assets	114,399	2,010,049

Furniture and equipment, net	38,814	46,894

Other assets:
Restricted cash	60,312	60,267
Deferred offering costs	100,916	-

Total assets	$314,441	$2,117,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable, including $62,565 and $6,809 to related parties as of June 30, 2013 and December 31, 2012, respectively	$1,461,238	$825,837
Accrued expenses	601,588	309,800
Advances, related party	200,000	-
Accrued interest, related party	-	3,155
Total current liabilities	2,262,826	1,138,792

Deferred rent payable	15,137	19,710

Total liabilities	2,277,963	1,158,502

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 5,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 authorized; 2,197,490 and 2,159,156 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2,197	2,159
Additional paid in capital	17,965,425	16,800,829
Deficit accumulated during development stage	(19,931,144)	(15,844,280)

Total stockholders' equity (deficiency)	(1,963,522)	958,708

Total liabilities and stockholders' equity (deficiency)	$314,441	$2,117,210

See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From June 7, 2007
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		Through
	2013	2012	2013	2012	June 30, 2013
COSTS AND EXPENSES:
Research and development	$943,995	$827,788	$1,684,624	$1,225,416	$6,219,886
General and administrative	1,141,694	1,023,150	2,402,290	1,785,887	10,735,639
	2,085,689	1,850,938	4,086,914	3,011,303	16,955,525

Operating Loss	(2,085,689)	(1,850,938)	(4,086,914)	(3,011,303)	(16,955,525)

Gain on extinguishment of debt	-	-	-	-	7,908
Other income	-	-	-	-	1,875
Change in fair value of warrant liability	-	(1,224,049)	-	(1,177,026)	(1,177,026)
Interest and other financing costs, net	28	1,297	50	(900,349)	(1,808,376)

NET LOSS	$(2,085,661)	$(3,073,690)	$(4,086,864)	$(5,088,678)	$(19,931,144)

Net loss per common share, basic and diluted	$(0.95)	$(1.79)	$(1.88)	$(3.09)

Weighted average common shares outstanding, basic and diluted	2,186,537	1,713,922	2,172,921	1,648,223

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Six Months Ended June 30, 2013
(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	2,159,156	$2,159	$16,800,829	$(15,844,280)	$958,708
Stock based compensation	-	-	833,895	-	833,895
Issuance of common stock in exchange for exercise of warrants in April 2013 ($8.00 per share)	38,334	38	306,628	-	306,666
Warrants issued for services rendered	-	-	24,073	-	24,073
Net loss	-	-	-	(4,086,864)	(4,086,864)
Balance at June 30, 2013	2,197,490	$2,197	$17,965,425	$(19,931,144)	$(1,963,522)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From June 7, 2007
			(date of inception)
	Six months ended June 30,		Through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,086,864)	$(5,088,678)	$(19,931,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,080	6,116	39,721
Amortization and write off of deferred financing costs	-	196,166	249,543
Non-cash interest, consisting of beneficial conversion feature in connection with convertible debentures	-	426,152	710,000
Non-cash interest, consisting of common stock and warrants issued in connection with convertible debentures	-	81,337	426,152
Non-cash financing costs related to January and March 2012 financing	-	-	81,337
Warrants issued for services rendered	24,073	-	24,073
Stock based compensation	833,895	228,532	2,385,766
Change in fair value of warrant liability	-	1,177,026	1,177,026
Common stock issued in exchange for intellectual property	-	-	383,250
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	178,297	27,889	(46,362)
Accounts payable	635,401	(208,260)	1,461,238
Accrued interest	(3,155)	(35,195)	3,111
Accrued expenses	289,989	282,515	694,055
Deferred rent payable	(2,774)	(1,027)	23,381
Net cash used in operating activities	(2,123,058)	(2,907,427)	(12,326,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	(33,814)	(78,535)
Proceeds from security deposit	-	-	-
Payment of restricted cash and interest earned on restricted cash	(45)	(45)	(60,312)
Net cash used in investing activities	(45)	(33,859)	(138,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from other notes payable	-	-	1,020,000
Proceeds from related party advances	200,000	-	200,000
Proceeds from exercise of warrants	306,666	-	306,666
Proceeds, net of expenses of $24,000 from Convertible Debentures	-	-	1,891,000
Repayment of Convertible Debentures	-	(150,000)	(150,000)
Deferred offering costs	(100,916)	-	(100,916)
Proceeds, net of expenses of $374,870, from sale of units consisting of common stock and warrants	-	4,387,894	6,932,894
Proceeds from the sale of capital stock	-	-	1,954,001
Net cash provided by financing activities	405,750	4,237,894	12,533,645

Net increase (decrease) increase in cash	(1,717,353)	1,296,608	68,037
Cash, beginning of the period	1,785,390	41,123	-

Cash, end of period	$68,037	$1,337,731	$68,037

Supplemental disclosures of cash flow information:
Interest paid	$3,115	$35,195	$38,310

Non-cash financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Capital contribution of accrued interest	$-	$-	$26,836
Demand notes together with accrued interest converted into capital stock	$-	$-	$549,078
Common stock issued for deferred financing costs	$-	$-	$144,000
Exchange of Notes Payable for Convertible Debenture	$-	$-	$820,000
Warrants Liability reclassified to Stockholders' Equity	$-	$3,938,946	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$-	$1,925,000	$2,635,000
Deferred financing costs capitalized	$100,916	$-	$100,916

 See the accompanying notes to condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1 – BUSINESS AND RECAPITALIZATION

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a specialty pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system (“CNS”), including fibromyalgia and post-traumatic stress disorder.

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

On April 23, 2013, Tonix Sub formed a wholly owned subsidiary, Tonix Pharmaceuticals (Canada), Inc., in the province of New Brunswick, Canada for the purpose of obtaining research and development credits from the Canadian government for any research and development studies performed in Canada.

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

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013.

Basis of presentation

The Company is devoting substantially all of its efforts to establishing a new business and while planned principal operations have commenced there has been no revenue generated from sales, license fees or royalties; accordingly the Company is considered a development stage enterprise. The Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise and which provides that financial position, results of operations and cash flows of a development stage enterprise be presented in conformity with generally accepted accounting principles that apply to established operating enterprises.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has working capital and stockholders' deficiencies as of June 30, 2013. The Company requires additional financing to fund its working capital deficiency and future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of its products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

On August 14, 2013, net cash proceeds of approximately $10,000,000 were received by the Company on the closing of an underwritten public offering for the sale of units (see Note 7). Management believes such net proceeds will be sufficient to meet its research and development and other funding requirements through at least June 30, 2014.

Costs incurred by the Company through June 30, 2013, in connection with the underwritten public offering of $109,916 have been recorded as deferred offering costs on the accompanying condensed consolidated balance sheet. Such costs together with additional offering costs incurred subsequent to June 30, 2013 will be charged to additional paid in capital as a reduction of proceeds received from the sale of units.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2013 and 2012 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to a 20-for-1 reverse stock split (see Note 3).

As of June 30, 2013, there were outstanding warrants to purchase an aggregate of 1,232,400 shares of the Company’s common stock (see Note 5). In addition, the Company has issued to employees, options to acquire shares of the Company’s common stock of which 376,500 were outstanding at June 30, 2013 (see Note 4). In computing diluted net loss per share for the three and six months ended June 30, 2013 and 2012, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – REVERSE STOCK SPLIT

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 20-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,156 shares of the Company's common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at June 30, 2013 and December 31, 2012.

NOTE 4 – STOCK OPTIONS

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company and may also issue nonstatutory options to employees and others. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 175,000 options had been granted under the 2012 Plan (of which 150,000 were outstanding at June 30, 2013) with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

On February 12, 2013, the Company’s Board of Directors approved the Amended and Restated 2012 Incentive Stock Option Plan (the “Amended and Restated 2012 Plan”) to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the Amended and Restated 2012 Plan (all of which were outstanding at June 30, 2013) with an exercise price of $10.20, a 10 year life and fair value of $7.83. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. Stock options granted vest over a three year period and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable service period using the straight-line method.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2013 were as follows:

Risk-free interest rate	2.02%
Expected term of option	6.0 years
Expected stock price volatility	99.96%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.  The expected term of options is determined using the simplified method and the expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical exercise data because its equity shares have been publicly traded for only a limited period of time.

Share-based compensation expense of $441,572 and $833,895 was recognized for the three and six month periods ended June 30, 2013, respectively; and $228,532 for the three and six month periods ended June 30, 2012.

As of June 30, 2013, the Company had approximately $3,681,423 of total unrecognized compensation cost related to non-vested awards granted under the Company’s option plan, which the Company expects to recognize over approximately a three-year period.

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2013:

Exercise	Number	Number	Expiration
Price	Outstanding	Vested	Date
$8.00	406,875	406,875	December 2013
12.00	456,009	450,609	December 2017 to January 2018
20.00	15,288	15,288	January 2014 to January 2015
25.00	354,228	354,228	January 2017 to March 2019
	1,232,400	1,227,000

On January 1, 2013, the Company issued warrants to non-employees to purchase 10,800 shares of the Company's common stock at an exercise price of $12.00 per share expiring five years from the date of issuance vesting ratably over twelve months beginning January 1, 2013 in connection with services.

On April 26, 2013, the Company issued an aggregate of 38,334 shares of its common stock exchange for warrants exercised at $8.00 per share.

The Company measures the fair value of the vested portion of the issued warrants based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The assumptions used in the valuation of warrants, which vested during the three months ended June 30, 2013, were as follows:

Risk-free interest rate	0.66%
Life of warrant	4.5 years
Expected stock price volatility	96.30%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical exercise data because its equity shares have been publicly traded for only a limited period of time.

Compensation of $13,638 and $24,073 related to vested warrants was recognized for the three and six month periods ended June 30, 2013, respectively.

As of June 30, 2013, unrecognized compensation related to unvested warrants based on the market price of the Company’s common stock on such date was $27,275.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board.  Effective February 1, 2012, Lederman & Co receives $250,000 per annum for its consulting services. The agreement renews automatically for subsequent terms of one year at $250,000 per annum. Total expenses paid under this agreement were $62,500 and $125,000 during the three and six month periods ended June 30, 2013, respectively; and $62,500 and $138,750 during the three and six month periods ended June 30, 2012, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On July 31, 2013, the Company sold a promissory note in the principal face amount of $150,000 to Lederman & Co., LLC in exchange for $150,000. The note is payable on demand at any time after one year from issuance and bears no interest. Cash was received prior to June 30, 2013 and is included as advances, related party on the Company’s balance sheet.

On July 31, 2013, the Company sold a promissory note in the principal face amount of $50,000 to Eli Lederman in exchange for $50,000. The note is payable on demand at any time after one year from issuance and bears no interest. Cash was received prior to June 30, 2013 and is included as advances, related party on the Company’s balance sheet.

On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co., LLC in exchange for $80,000. The note is payable on demand at any time after one year from issuance and bears no interest.

On August 9, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to offer to the public through the Underwriters an aggregate of 2,680,000 units (each a “Unit”, and collectively, the “Units”) at a public offering price of $4.25 per Unit in an underwritten public offering (the “Offering”). Each Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) and (ii) one Series A Warrant (the “Warrants”) to purchase one share of Common Stock. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option for a period of 45 days to purchase up to (i) 402,000 additional Units or (ii) 402,000 additional shares of Common Stock and/or additional Warrants to purchase up to 402,000 shares of common stock, on the same terms, to cover over-allotments, if any.

The Offering closed on August 14, 2013. The Underwriters purchased the Units at an eight-percent discount to the public offering price, for an aggregate discount of approximately $911,200 (or $0.34 per unit). The Underwriters also received warrants to purchase up to an aggregate of 107,200 shares of Common Stock, or four percent of the total number of shares included in the Units.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The Company received net proceeds from the Offering of approximately $10 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company associated with the Offering.

The Warrants are exercisable at an initial exercise price of $4.25 per share and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a “cashless” basis in certain circumstances. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Warrants.

On August 14, 2013, the underwriters exercised their over-allotment option to purchase for $0.01 a warrant additional Warrants to purchase 402,000 shares of common stock.

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

Business Overview

We are a specialty pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system, or CNS, including fibromyalgia, or FM, and post-traumatic stress disorder, or PTSD.

TNX-102 SL

We are currently devoting the majority of our efforts to the development of our lead product candidate, TNX-102 sublingual tablet, or TNX-102 SL. TNX-102 SL is a novel dose and formulation of cyclobenzaprine, or CBP, the active pharmaceutical ingredient of two widely prescribed muscle relaxant products, Flexeril® and Amrix®. TNX-102 SL is distinct from these products as it is being developed at a dose level significantly below the lowest marketed doses of Flexeril and Amrix. TNX-102 SL is also distinct from these products with regard to its route of administration, as it is designed to be placed under the tongue, to disintegrate, dissolve and provide sublingual absorption, whereas Flexeril and Amrix are designed to be swallowed and to provide absorption in the small intestine. TNX-102 SL is also intended for chronic use, whereas Flexeril and Amrix are marketed for two to three weeks of use. We are currently developing TNX-102 SL for the treatment of FM, under a U.S Investigational New Drug application, or IND, and under three Clinical Trial Applications filed in Canada. We are also developing TNX-102 SL for the treatment of PTSD, for which we held a pre-IND meeting with the U.S. Food and Drug Administration, or FDA, in October 2012. We expect that any applications we submit for FDA approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which we believe will allow for a shorter timeline of clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities are generally reviewed.

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

Additional Product Candidates

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended June 30, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were $943,995, an increase of $116,207, or 14%, from $827,788 for the three months ended June 30, 2012. The increase in clinical and non-clinical cost and activities is primarily due to additional development work related to TNX-102 SL, including manufacturing and clinical development, offset by decreases in regulatory and market research expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $1,141,694, an increase of $118,544, or 12%, from $1,023,150 incurred in the three months ended June 30, 2012. This increase is primarily due to increases in payroll-related expenses, legal professional fees, travel, meals and entertainment expense, offset by a decrease in market research, investor and public relations, and accounting expenses.

Payroll-related expenses increased to $616,859 in the current period from $431,742 for the three months ended June 30, 2012, an increase of $185,117, or 43%, primarily related to stock-based compensation, offset by a decrease in cash compensation due to reduced payroll in the three months ended June 30, 2013. Payroll-related expenses for the three months ended June 30, 2013 include non-cash compensation associated with options granted in 2012 and 2013 of $441,571, as compared to $228,532 for the same period last year.

Professional services for the three months ended June 30, 2013 totaled $240,037, a decrease of $109,712, or 31%, over the $349,749 incurred for the three month period ended June 30, 2012. Investor and public relations fees incurred in the three months ended June 30, 2013 was $101,318, a decrease of $29,306, or 22%, from $130,624 incurred in the three months ended June 30, 2012. Accounting and auditing fees incurred in the three months ended June 30, 2013 amounted to $25,380, a decrease of $36,952, or 59%, from $62,332 incurred in the three months ended June 30, 2012 primarily due to the timing of our audit fees incurred. Legal fees totaled $113,087 for the three months ended June 30, 2013, an increase of $52,535, or 87%, from $60,552 incurred for the three months ended June 30, 2012. The increase in legal fees is due to legal expenses related to our patent filings. Other professional fees totaled $252 for the three months ended June 30, 2013, a decrease of $95,989, or 100%, from $96,241 for the three months ended June 30, 2012. The decrease in other professional fees is primarily due to decreases in investment banking and scientific advisory fees.

Market research was $20,513 for the three months ended June 30, 2013 as compared to $74,682 for the same period last year, decrease of $54,169, or 73%. The decrease was primarily due to a decrease in market research activity related to TNX-102 SL.

Travel, meals and entertainment costs for three months ended June 30, 2013 were $78,569, an increase of $31,391, or 67%, from $47,178 incurred in the three months ended June 30, 2012. Travel, meals and entertainment costs primarily include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities.

Rent for three months ended June 30, 2013 totaled $30,361, unchanged from $30,361 incurred in the three months ended June 30, 2012. Depreciation expense in the three months ended June 30, 2013 totaled $3,942, an increase of $179, or 6%, over the expense of $3,763 incurred in the three months ended June 30, 2012.

Change in fair value of warrant liability. In connection with a financing conducted in the first quarter of 2012, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from the quarter ended June 30, 2012, charged operations for the increase in fair value of $1,224,049 and reclassified the fair value of warrants to equity. There were no similar liabilities during the three months ended June 30, 2013.

Interest and Other Financing Costs. Interest income for the three months ended June 30, 2013 totaled $28, as compared to interest income of $1,297 during the three months ended June 30, 2012.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2013 was $2,085,661, compared to a net loss of $3,073,690 for the three months ended June 30, 2012, a decrease of $988,029, or 32%.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2013 were $1,684,624, an increase of $459,208, or 37%, from $1,225,416 for the six months ended June 30, 2012. The increase in clinical and non-clinical cost and activities is primarily due to additional development work related to TNX-102 SL, including manufacturing, regulatory, and clinical development, offset by a decrease in market research expense.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $2,503,206, an increase of $717,319, or 40%, from $1,785,887 incurred in the six months ended June 30, 2012. This increase is primarily due to an increase in payroll-related expenses, along with increases in investor and public relations fees, legal professional fees, and travel, meals and entertainment expense, offset by a decrease in other professional fees, market research and accounting expenses.

Payroll-related expenses increased to $1,178,350 in the current period from $796,045 for the six months ended June 30, 2012, an increase of $382,305, or 48%, primarily related to stock-based compensation, offset by a decrease in cash compensation due to reduced payroll in the six months ended June 30, 2012. Payroll-related expenses for the six months ended June 30, 2013 include non-cash compensation associated with options granted in 2012 and 2013 of $833,895, as compared to $228,532 for the same period last year.

Professional services for the six months ended June 30, 2013 totaled $737,735, an increase of $129,880, or 21%, over the $607,855 incurred for the three month period ended June 30, 2012. Investor and public relations fees incurred in the six months ended June 30, 2013 were $364,296, an increase of $171,853, or 89%, from $192,443 incurred in the six months ended June 30, 2012. The increase in investor and public relations fees is primarily due to increases in investor relations activities, including roadshow events. Accounting and auditing fees incurred in the six months ended June 30, 2013 amounted to $93,149, a decrease of $40,732, or 30%, from $133,881 incurred in the six months ended June 30, 2012. Legal fees totaled $251,694 for the six months ended June 30, 2013, an increase of $73,899, or 42%, from $177,795 incurred in the six months ended June 30, 2012. The increase in legal fees is due to legal expenses related to our patent filings. Other professional fees totaled $28,596 for the six months ended June 30, 2013, a decrease of $75,140, or 72%, from $103,736 for the six months ended June 30, 2012. The decrease in other professional fees is primarily due to decreases in investment banking and scientific advisory fees.

Market research was $39,234 for the six months ended June 30, 2013, as compared to $74,682 for the same period last year, a decrease of $35,448, or 47%. The decrease was primarily due to a decrease in market research activity related to TNX-102 SL.

Travel, meals and entertainment costs for six months ended June 30, 2013 were $123,665, an increase of $60,933, or 97%, from $62,732 incurred in the six months ended June 30, 2012. Travel, meals and entertainment costs primarily include travel to contractors and consultants engaged in research and development activities related to TNX-102 as well as travel related to investor relations activities.

Rent for six months ended June 30, 2013 totaled $60,721, unchanged from $60,721 incurred in the six months ended June 30, 2012. Depreciation expense for the six months ended June 30, 2013 totaled $8,080, an increase of $1,963, or 32%, over the expense of $6,117 incurred in the six months ended June 30, 2012, as a result of the purchase of new office computers.

Change in fair value of warrant liability. In connection with a financing conducted in the first quarter of 2012, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from the six months ended June 30, 2012, charged operations for the increase in fair value of $1,177,026 and reclassified the fair value of warrants to equity. There were no similar liabilities during the six months ended June 30, 2013.

Interest and Other Financing Costs. Interest income for the six months ended June 30, 2013 totaled $50, as compared to interest expense of $900,349 incurred during the six months ended June 30, 2012. In 2012, our interest costs were comprised primarily of amortization and write-off of deferred financing costs of $196,166 related to the issuance of our secured convertible debentures in October 2011, allocated offering costs of $270,743 charged to interest as part of our financing conducted in the six months ended June 30, 2012, and the fair value of $426,153 for common stock and warrants issued to convertible debentures holders in connection with their conversion as part of our financing conducted in the six months ended June 30, 2012, net with prior period accrual. In addition, we incurred interest expense related to our convertible debentures during the six months ended June 30, 2012.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2013 was $4,086,864, compared to a net loss of $5,088,678 for the six months ended June 30, 2012, a decrease of $1,001,814, or 20%.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $2,148,427, comprised primarily of cash of $68,037 and prepaid expenses of $46,362, which was offset by $1,461,238 of accounts payable, $601,588 of accrued expenses and $200,000 of related party advances. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our anticipated Phase 2b clinical trial of TNX-102 SL in FM, but we do not expect a number of these expenses to be due or payable for several months. For the six months ended June 30, 2013 and 2012, we used $2,223,974 and $2,907,427 of cash in operating activities, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the six months ended June 30, 2013, proceeds from financing activities were from the exercise of warrants of $306,666 and related party advances of $200,000. In the comparable 2012 period, $4,387,894 was raised through the sale of shares of common stock and warrants, net with $150,000 repayment of convertible debentures. At June 30, 2013, we had cash of $68,037 compared to $1,785,390 at December 31, 2012. Our cash is held in bank deposit accounts.

Cash used in investing activities for the six months ended June 30, 2013 was $45 reflecting interest earned in restricted cash accounts as compared to cash used for the six months ended June 30, 2012 of $33,859 reflecting purchase of equipment of $33,814 and $45 interest earned in restricted cash accounts.

In their report dated March 8, 2013, our independent registered public accounting firm stated at December 31, 2012, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. Further, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable.

On August 9, 2013, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters named therein (the “Underwriters”) (the “Underwriters”), pursuant to which we agreed to offer to the public through the Underwriters an aggregate of 2,680,000 units (each a “Unit”, and collectively, the “Units”) at a public offering price of $4.25 per Unit in an underwritten public offering (the “Offering”). Each Unit consists of (i) one share of our common stock, par value $0.001 per share (the “Common Stock”) and (ii) one Series A Warrant (the “Warrants”) to purchase one share of Common Stock. Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 45 days to purchase up to (i) 402,000 additional Units or (ii) 402,000 additional shares of Common Stock and/or additional Warrants to purchase up to 402,000 shares of common stock, on the same terms, to cover any over-allotments, if any.

The Offering closed on August 14, 2013. The Underwriters purchased the Units at an eight-percent discount to the public offering price, for an aggregate discount of approximately $0.34. The Underwriters also received warrants to purchase up to an aggregate of 107,200 shares of Common Stock, or four percent of the total number of shares included in the Units.

We received net proceeds from the Offering of approximately $10 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us associated with the Offering.

The Warrants are exercisable at an initial exercise price of $4.25 per share and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a “cashless” basis in certain circumstances.

The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Warrants.

The net proceeds from the Offering will not be sufficient to complete clinical trials and other studies required for the approval of any product by the FDA, and we will need significant additional funds in the future. We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash is sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund future research and development activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

On July 31 and August 1, 2013, we sold three promissory notes in the aggregate principal face amount of $280,000 to two related parties in exchange for $280,000. The notes are payable on demand at any time after one year from issuance and bear no interest.

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

In May 2012, we issued options to purchase 175,000 shares of common stock pursuant to the 2012 Plan, of which 150,000 were outstanding at June 30, 2013, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $30.00 and expiring 10 years from date of issuance. In February 2013, we issued options to purchase 226,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $10.20 and expiring 10 years from date of issuance.

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

Year Ending December 31,
2013	64,394
2014	131,513
2015	100,719
$296,626

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2013, we issued an aggregate of 38,334 shares of common stock in exchange for $306,666 upon exercise of warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

10.113	Purchase Agreement with Alpha Capital Anstalt dated May 23, 2013 (4)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
(4)	Filed with the Company’s Current Report on Form 8-K filed on June 6, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 14, 2013	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

