Form 10-Q
period 2013-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2013-11-13
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, there were 4,877,490 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through September 30, 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2013 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through September 30, 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-11

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 1A.	Risk Factors	22
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3.	Defaults Upon Senior Securities	22
	ITEM 4.	Mine Safety Disclosures	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$7,419,930	$1,785,390
Prepaid expenses and other	46,401	224,659
Total current assets	7,466,331	2,010,049

Furniture and equipment, net	42,801	46,894

Other assets:
Restricted cash	60,335	60,267

Total assets	$7,569,467	$2,117,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $80,210 and $6,809 to related parties as of September 30, 2013 and December 31, 2012, respectively	$985,809	$825,837
Accrued expenses	853,859	309,800
Promissory notes, related parties	280,000	-
Accrued interest, related party	-	3,155
Total current liabilities	2,119,668	1,138,792

Deferred rent payable	13,750	19,710

Total liabilities	2,133,418	1,158,502

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 4,877,490 and 2,159,156 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,877	2,159
Additional paid in capital	28,452,448	16,800,829
Deficit accumulated during development stage	(23,021,276)	(15,844,280)

Total stockholders' equity	5,436,049	958,708

Total liabilities and stockholders' equity	$7,569,467	$2,117,210

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From June 7, 2007
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		Through
	2013	2012	2013	2012	September 30, 2013
COSTS AND EXPENSES:
Research and development	$1,636,827	$658,143	$3,321,451	$1,883,559	$7,856,713
General and administrative	1,454,853	1,076,199	3,857,143	2,862,086	12,190,492
	3,091,680	1,734,342	7,178,594	4,745,645	20,047,205

Operating Loss	(3,091,680)	(1,734,342)	(7,178,594)	(4,745,645)	(20,047,205)

Gain on extinguishment of debt	-	-	-	-	7,908
Other income	-	1,875	-	1,875	1,875
Change in fair value of warrant liability	-	-	-	(1,177,026)	(1,177,026)
Interest and other financing costs, net	1,548	440	1,598	(899,909)	(1,806,828)

NET LOSS	$(3,090,132)	$(1,732,027)	$(7,176,996)	$(6,820,705)	$(23,021,276)

Net loss per common share, basic and diluted	$(0.87)	$(1.01)	$(2.73)	$(4.08)

Weighted average common shares outstanding, basic and diluted	3,537,490	1,713,922	2,632,777	1,670,283

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013
(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	2,159,156	$2,159	$16,800,829	$(15,844,280)	$958,708
Stock based compensation	-	-	1,275,466	-	1,275,466
Issuance of common stock on exercise of warrants in April 2013 ($8.00 per share)	38,334	38	306,628	-	306,666
Issuance of common stock and warrants in August 2013 ($4.25 per share) net of transaction expenses of $1,351,987	2,680,000	2,680	10,039,353	-	10,042,033
Warrants issued for services rendered	-	-	30,172	-	30,172
Net loss	-	-	-	(7,176,996)	(7,176,996)
Balance at September 30, 2013	4,877,490	$4,877	$28,452,448	$(23,021,276)	$5,436,049

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From June 7, 2007
			(date of inception)
	Nine months ended September 30,		Through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,176,996)	$(6,820,705)	$(23,021,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,233	10,192	43,874
Amortization and write off of deferred financing costs	-	196,166	249,543
Non cash interest, consisting of beneficial conversion feature in connection with convertible debentures	-	-	710,000
Non cash interest, consisting of common stock and warrants
issued in connection with convertible debentures	-	426,152	426,152
Non-cash financing costs related to January and March 2012 financing	-	81,337	81,337
Warrants issued for services rendered	30,172	-	30,172
Stock based compensation	1,275,466	571,330	2,827,337
Change in fair value of warrant liability	-	1,177,026	1,177,026
Common stock issued in exchange for intellectual property	-	-	383,250
Gain on extinguishment of debt	-	-	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	178,258	59,354	(46,401)
Accounts payable	159,972	2,185	985,809
Accrued interest	(3,155)	(35,195)	3,111
Accrued expenses	542,259	126,074	946,324
Deferred rent payable	(4,160)	(1,540)	21,996
Net cash used in operating activities	(4,985,951)	(4,207,624)	(15,189,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(8,140)	(35,673)	(86,675)
Payment of restricted cash and interest earned on restricted cash	(68)	(67)	(60,335)
Net cash used in investing activities	(8,208)	(35,740)	(147,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480,000
Proceeds from other notes payable	-	-	1,020,000
Proceeds from related party promissory notes	280,000	-	280,000
Proceeds from exercise of warrants ($8.00 per share)	306,666	-	306,666
Proceeds, net of expenses of $24,000, from Convertible Debentures	-	-	1,891,000
Repayment of Convertible Debentures	-	(150,000)	(150,000)
Proceeds, net of expenses of $1,351,987, $374,870, and $1,726,857, from sale of units consisting of common stock and warrants, respectively	10,042,033	4,387,894	16,974,927
Proceeds from the sale of capital stock	-	-	1,954,001
Net cash provided by financing activities	10,628,699	4,237,894	22,756,594

Net increase (decrease) increase in cash	5,634,540	(5,470)	7,419,930
Cash, beginning of the period	1,785,390	41,123	-

Cash, end of period	$7,419,930	$35,653	$7,419,930

Supplemental disclosures of cash flow information:
Interest paid	$3,115	$35,195	$38,310

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200,000
Capital contribution of accrued interest	$-	$-	$26,836
Demand notes together with accrued interest converted into capital stock	$-	$-	$549,078
Common stock issued for deferred financing costs	$-	$-	$144,000
Exchange of Notes Payable for Convertible Debenture	$-	$-	$820,000
Warrants Liability reclassified to Stockholders' Equity	$-	$3,938,946	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$-	$1,925,000	$2,635,000

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1 – BUSINESS

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

The Company's primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company does not have any commercial products available for sale and there is no assurance that if approval of its products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements through at least September 30, 2014.

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

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013.

Basis of presentation

The Company is devoting substantially all of its efforts to establishing a new business and while planned principal operations have commenced there has been no revenue generated from sales, license fees or royalties; accordingly the Company is considered a development stage enterprise. The Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise and which provides that financial position, results of operations and cash flows of a development stage enterprise be presented in conformity with GAAP that apply to established operating enterprises.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2013 and 2012 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock, adjusted to give effect to a 20-for-1 reverse stock split (see Note 3).

As of September 30, 2013 and 2012, there were outstanding warrants to purchase an aggregate of 4,421,600  and 369,515 shares,   respectively, of the Company’s common stock (see Note 6). In addition, the Company has issued to employees, options to acquire shares of the Company’s common stock of which 376,500  and 175,000 were outstanding at September 30, 2013 and September 30, 2012, respectively (see Note 5). In computing diluted net loss per share for the three and nine months ended September 30, 2013 and 2012, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – REVERSE STOCK SPLIT

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 20-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,156 shares of the Company's common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at December 31, 2012.

NOTE 4 – AUGUST 2013 FINANCING

On August 9, 2013, the Company  entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to offer to the public through the Underwriters an   aggregate of 2,680,000 units (each a “Unit”, and collectively, the “Units”) at a public offering price of $4.25 per Unit in an underwritten public offering (the “August 2013 Financing”). Each Unit consisted of (i) one share of common stock and (ii) one Series A Warrant (the “Warrants”) to purchase one share of common stock. The Warrants are exercisable at an exercise price of $4.25 per share, subject to anti-dilutive adjustment, and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a “cashless” basis in certain circumstances. Pursuant to the Underwriting  Agreement, the Company also granted the Underwriters an option for a period of 45 days to purchase up to (i) 402,000 additional Units or (ii) 402,000 additional shares of common stock and/or additional Warrants to purchase up to 402,000 shares of common stock, on the same terms, to cover over-allotments, if any.

The August 2013 Financing closed on August 14, 2013. The Underwriters purchased the Units at an eight-percent discount to the public offering price, for an aggregate discount of approximately $911,200 (or $0.34 per unit).   The Company received net cash proceeds of $10,038,013 after deducting underwriting discounts and commissions and offering expenses of $440,787. On August 14, 2013, the Underwriters exercised their over-allotment option by purchasing for $4,020 additional Warrants to purchase 402,000 shares of common stock.

The Underwriters received warrants to purchase up to an aggregate of 107,200 shares of common stock, or four percent of the total number of shares included in the Units, which warrants have an exercise price of $4.25.

 The Units were sold pursuant to the Registration Statement declared effective by the Securities and Exchange Commission on August 8, 2013.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 5 – STOCK OPTIONS

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s board of directors (“Board of Directors”) approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company and may also issue nonstatutory options to employees and others. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 175,000 options had been granted under the 2012 Plan (of which 150,000 were outstanding at September 30, 2013) with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

On February 12, 2013, the Board of Directors approved the Amended and Restated 2012 Incentive Stock Option Plan (the “Amended and Restated 2012 Plan”) to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the Amended and Restated 2012 Plan (all of which were outstanding at September 30, 2013) with an exercise price of $10.20, a 10 year life and fair value of $7.83. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

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

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2013 were as follows:

Risk-free interest rate	2.02%
Expected term of option	6.0 years
Expected stock price volatility	99.96%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.  The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical exercise or volatility data because its equity shares have been publicly traded for only a limited period of time.

Share-based compensation expense of $441,571 and $1,275,466 was recognized for the three and nine month periods ended September 30, 2013, respectively; and $342,798 and $571,330 for the three and nine month periods ended September 30, 2012, respectively.

As of September 30, 2013, the Company had approximately $3,239,852 of total unrecognized compensation cost related to non-vested awards granted under the Company’s option plan, which the Company expects to recognize over a weighted average period of 1.93 years.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 6 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2013:

Exercise	Number	Number	Expiration
Price	Outstanding	Vested	Date
$4.25	3,189,200	3,189,200	August 2018
8.00	406,875	406,875	December 2013
12.00	456,009	453,309	December 2017 to January 2018
20.00	15,288	15,288	January 2014 to January 2015
25.00	354,228	354,228	January 2017 to March 2019
	4,421,600	4,418,900

On January 1, 2013, the Company issued warrants to non-employees to purchase 10,800 shares of the Company's common stock at an exercise price of $12.00 per share expiring five years from the date of issuance vesting ratably over twelve months beginning January 1, 2013 in connection with services.

On April 26, 2013, the Company issued an aggregate of 38,334 shares of its common stock  upon the exercise of  warrants at $8.00 per share.

The Company measures the fair value of the vested portion of the issued warrants based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

The assumptions used in the valuation of warrants, which vested during the three and nine months ended September 30, 2013, were as follows:

	Three Months Ended	Weighted Average Nine Months
	September 30, 2013	Ended September 30, 2013
Risk-free interest rate	1.38%	0.94%
Life of warrant	4.25 years	4.50 years
Expected stock price volatility	91.31%	96.69%
Expected dividend yield	$0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical  volatility data because its equity shares have been publicly traded for only a limited period of time.

Compensation of $6,099 and $30,172 related to vested warrants was recognized for the three and nine month periods ended September 30, 2013, respectively.

As of September 30, 2013, unrecognized compensation related to unvested warrants based on the market price of the Company’s common stock on such date was $6,099.

In connection with the August 2013 Financing, the Company issued to investors warrants to purchase 2,680,000 shares of the Company's common stock. The warrants are exercisable at $4.25 per share, expire five years from the date of issuance, and may be exercised on a cashless basis under certain circumstances. In addition, the Company issued to the Underwriters warrants to purchase 509,200 shares of the Company's common stock. The warrants are exercisable at $4.25 per share, expire five years from the date of issuance, and may be exercised on a cashless basis.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board of Directors. Effective February 1, 2012, Lederman & Co received $250,000 per annum for its consulting services. The agreement renewed automatically for subsequent terms of one year at $250,000 per annum. Effective October 15, 2013, Lederman & Co receives $325,000 per annum for its consulting services, and the agreement renews automatically for subsequent terms of one year at $325,000 per annum (Note 8). Total expenses paid under this agreement were $62,500 and $187,500 during the three and nine month periods ended September 30, 2013, respectively; and $62,500 and $201,250 during the three and nine month periods ended September 30, 2012, respectively.

On July 31, 2013,  the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes are payable on demand at any time after one year from issuance and bear no interest.

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

TNX-102 SL

We are currently devoting the majority of our efforts to the development of our lead product candidate, TNX-102 sublingual tablet, or TNX-102 SL. TNX-102 SL is a novel dose and formulation of cyclobenzaprine, or CBP, the active pharmaceutical ingredient of two widely prescribed products, Flexeril® and Amrix®. We are pursuing the development of TNX-102 SL for indications distinct from those for which current CBP products are approved by the FDA. TNX-102 SL is in a Phase 2b/3 clinical trial for the improvement of pain in people with FM, from which we expect to report initial results in the second half of 2014. Our therapeutic strategy is supported by results from a randomized, double-blind, placebo-controlled Phase 2a study of low dose TNX-102 immediate release capsules, which we have also referred to as very low dose CBP, or VLD CBP, in subjects with FM, which demonstrated a significant decrease in pain and other symptoms after eight weeks of treatment. This study also demonstrated that low dose TNX-102 immediate release capsules led to a significant improvement in objective measures of sleep quality, which we believe relates to the mechanism by which CBP leads to improvement of FM symptoms. Our Phase 1 studies demonstrated TNX-102 SL to have a pharmacokinetic profile distinct from that of oral CBP products, which we believe supports chronic bedtime administration for the treatment of FM. We are developing TNX-102 SL for the treatment of FM under a U.S Investigational New Drug application, or IND, and have completed four Phase 1 studies under Canadian Clinical Trial Applications.

We are also advancing TNX-102 SL for the management of PTSD. We held a pre-IND meeting with the U.S. Food and Drug Administration, or FDA, and we plan to file an IND to pursue this indication in the first quarter of 2014. We expect to begin a Phase 2 trial of TNX-102 SL in subjects with military-related PTSD in the second quarter of 2014.

We expect that any applications we submit for FDA approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which we believe will allow for a shorter timeline of clinical and non-clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities are generally developed to meet the FDA’s requirements for new drug approvals.

Additional Product Candidates

We also have a pipeline of other product candidates, including TNX-201 and TNX-301. TNX-201 is based on isometheptene mucate (IMH) and is under development as a treatment for certain types of headaches. IMH is an active ingredient that has been reviewed by the FDA under the Drug Efficacy Study Implementation program for safety and efficacy. IMH has been marketed only as a mixture of two mirror-image forms. TNX-201 contains only one of these forms, which we believe may confer an improved clinical profile as compared to the mixture. IMH has been commercialized as a single agent (for example, Octin®) as well as a component in combination products (examples include Midrin® and MigraTen®). We intend to develop TNX-201 under the 505(b)(2) provision and we are scheduled to meet with the FDA in the first quarter of 2014 to discuss our development plans related to TNX-201. TNX-301 is a fixed dose combination of two FDA-approved drugs, disulfiram and selegiline. Although we intend to develop TNX-301 under the 505(b)(2) provision as a treatment for alcohol abuse and dependence, we currently have no plans for further development of TNX-301 at this time.

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

Current Operating Trends

Our current research and development efforts are focused on developing our lead product, TNX-102 SL, but we also expend some effort on our earlier pipeline programs. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We are currently conducting a Phase 2b/3 clinical trial of TNX-102 SL in FM. Clinical trials can be very expensive. If this and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended September 30, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 were $1,636,827, an increase of $978,684, or 149%, from $658,143 for the three months ended September 30, 2012. The increase in clinical and non-clinical cost and activities is primarily due to additional development work related to TNX-102 SL, including manufacturing, market research, clinical and non-clinical development, offset by decreases in regulatory and medical and scientific services.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $1,454,853, an increase of $378,654, or 35%, from $1,076,199 incurred in the three months ended September 30, 2012. This increase is primarily due to increases in payroll-related expenses, accounting and auditing fees, legal professional fees, travel, meals and entertainment expenses and other general and administrative expenses, offset by a decrease in other professional and market research fees.

Payroll-related expenses increased to $633,707 in the current period from $554,753 for the three months ended September 30, 2012, an increase of $78,954, or 14%, primarily related to stock-based compensation, offset by a decrease in cash compensation due to reduced payroll in the three months ended September 30, 2013. Payroll-related expenses for the three months ended September 30, 2013 include non-cash compensation associated with options granted in 2012 and 2013 of $441,571, as compared to $342,798 for the same period last year.

Professional services for the three months ended September 30, 2013 totaled $469,300, an increase of $134,490, or 40%, over the $334,810 incurred for the three month period ended September 30, 2012. Investor and public relations fees incurred in the three months ended September 30, 2013 was $101,652, an increase of $3,551, or 4%, from $98,101 incurred in the three months ended September 30, 2012. Accounting and auditing fees incurred in the three months ended September 30, 2013 amounted to $36,495, an increase of $20,959, or 135%, from $15,536 incurred in the three months ended September 30, 2012 primarily due to the timing of our audit fees incurred. Legal fees totaled $307,253 for the three months ended September 30, 2013, an increase of $230,974, or 303%, from $76,279 incurred for the three months ended September 30, 2012. The increase in legal fees is due to legal expenses related to our patent filings. Other professional fees totaled $23,900 for the three months ended September 30, 2013, a decrease of $76,404, or 76%, from $100,304 for the three months ended September 30, 2012. The decrease in other professional fees is primarily due to decreases in investment banking and scientific advisory fees.

Market research was $790 for the three months ended September 30, 2013 as compared to $93,272 for the same period last year, decrease of $92,482, or 99%. The decrease was primarily due to a decrease in market research activity related to TNX-102 SL.

Travel, meals and entertainment costs for three months ended September 30, 2013 were $100,361, an increase of $80,986, or 418%, from $19,375 incurred in the three months ended September 30, 2012. Travel, meals and entertainment costs include investor relations activities as well as travel to contractors and consultants engaged in research and development activities related to TNX-102 SL. The increase was primarily due to activities related to our public offering.

Insurance costs for the three months ended September 30, 2013 were $33,313, a decrease of $4,200 or 11%, from $37,513 incurred in the three months ended September 31, 2012.

Rent for three months ended September 30, 2013 totaled $31,087, an increase of $2,492 or 9% from $28,595 incurred in the three months ended September 30, 2012. Depreciation expense in the three months ended September 30, 2013 totaled $4,153, an increase of $77, or 2%, over the expense of $4,076 incurred in the three months ended September 30, 2012.

Other general and administrative expenses for the three months ended September 30, 2013 were $182,142, an increase of $178,337, or 4,687%, from $3,805, incurred in the three months ended September 30, 2012. The increase was primarily due to expenses related to a convention held with external personnel in connection with the BESTFIT trial of TNX-102 SL, fees related to our NASDAQ listing, as well as increased financial reporting expenses incurred in connection with our underwritten offering.

Interest and Other Financing Costs. Interest income for the three months ended September 30, 2013 totaled $1,548, as compared to interest income of $440 during the three months ended September 30, 2012.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2013 was $3,090,132, compared to a net loss of $1,732,027 for the three months ended September 30, 2012, an increase of $1,358,105, or 78%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2013 were $3,321,451, an increase of $1,437,892, or 76%, from $1,883,559 for the nine months ended September 30, 2012. The increase in clinical and non-clinical cost and activities is primarily due to additional development work related to TNX-102 SL, including manufacturing, regulatory, and clinical development, offset by a decrease in market research expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $3,857,143, an increase of $995,057, or 35%, from $2,862,086 incurred in the nine months ended September 30, 2012. This increase is primarily due to an increase in payroll-related expenses, along with increases in investor and public relations fees, legal professional fees, and travel, meals and entertainment expense, offset by a decrease in other professional fees, market research and accounting expenses.

Payroll-related expenses increased to $1,812,057 in the current period from $1,350,267 for the nine months ended September 30, 2012, an increase of $461,790, or 34%. The increase was primarily related to an increase in stock-based compensation associated with options granted in 2012 and 2013 of $704,136, offset by a decrease in cash compensation of $242,346 due to reduced payroll in the nine months ended September 30, 2013.

Professional services for the nine months ended September 30, 2013 totaled $1,207,035, an increase of $264,370, or 28%, over the $942,665 incurred for the nine month period ended September 30, 2012. Investor and public relations fees incurred in the nine months ended September 30, 2013 were $465,948, an increase of $175,404, or 60%, from $290,544 incurred in the nine months ended September 30, 2012. The increase in investor and public relations fees is primarily due to increases in investor relations activities, including non-deal  roadshow events as well as activities related to our public offering. Accounting and auditing fees incurred in the nine months ended September 30, 2013 amounted to $129,644, a decrease of $19,773, or 13%, from $149,417 incurred in the nine months ended September 30, 2012. Legal fees totaled $559,196 for the nine months ended September 30, 2013, an increase of $305,235, or 120%, from $253,961 incurred in the nine months ended September 30, 2012. The increase in legal fees is due to legal expenses related to our patent filings. Other professional fees totaled $52,247 for the nine months ended September 30, 2013, a decrease of $196,496, or 79%, from $248,743 for the nine months ended September 30, 2012. The decrease in other professional fees is primarily due to decreases in investment banking and scientific advisory fees.

Market research was $40,024 for the nine months ended September 30, 2013, as compared to $212,401 for the same period last year, a decrease of $172,377, or 81%. The decrease was primarily due to a decrease in market research activity related to TNX-102 SL.

Travel, meals and entertainment costs for nine months ended September 30, 2013 were $232,248, an increase of $147,741, or 175%, from $84,507 incurred in the nine months ended September 30, 2012. Travel, meals and entertainment costs include investor relations activities as well as travel to contractors and consultants engaged in research and development activities related to TNX-102 SL. The increase was primarily due to increased investor relations activities, including activities related to our public offering.

Insurance costs for the nine months ended September 30, 2013 were $120,726, an increase of $38,783 or 47%, from $81,943 incurred in the nine months ended September 30, 2012.  The increase is primarily due to increases in product liability insurance costs.

Rent for nine months ended September 30, 2013 totaled $88,275, unchanged from $88,138 incurred in the nine months ended September 30, 2012. Depreciation expense for the nine months ended September 30, 2013 totaled $12,233, an increase of $2,041, or 20%, over the expense of $10,192 incurred in the nine months ended September 30, 2012, as a result of the purchase of new office computers.

Other general and administrative expenses for the nine months ended September 30, 2013 were $344,545, an increase of $252,572 or 275%, from $91,973 incurred in the nine months ended September 30, 2012. The primary increases were due to higher financial reporting, securities trading expenses and conventions attended. The increase was primarily due to expenses related to a convention held with external personnel in connection with the BESTFIT trial of TNX-102 SL, fees related to our NASDAQ listing, as well as increased financial reporting expenses incurred in connection with our underwritten offering.

Change in fair value of warrant liability.  In connection with a financing conducted in the first quarter of 2012, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from the nine months ended September 30, 2012, charged operations for the increase in fair value of $1,177,026 and reclassified the fair value of warrants to equity. There were no similar liabilities during the nine months ended September 30, 2013.

Interest and Other Financing Costs. Interest income for the nine months ended September 30, 2013 totaled $1,598, as compared to interest expense of $899,909 incurred during the nine months ended September 30, 2012. In 2012, our interest costs were comprised primarily of amortization and write-off of deferred financing costs of $196,166 related to the issuance of our secured convertible debentures in October 2011, allocated offering costs of $270,743 charged to interest as part of our financing conducted in the nine months ended September 30, 2012, and the fair value of $426,153 for common stock and warrants issued to convertible debentures holders in connection with their conversion as part of our financing conducted in the nine months ended September 30, 2012, net with prior period accrual. In addition, we incurred interest expense related to our convertible debentures during the nine months ended September 30, 2012.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2013 was $7,176,996, compared to a net loss of $6,820,705 for the nine months ended September 30, 2012, an increase of $356,291, or 5%.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $5,346,663, comprised primarily of cash of $7,419,930, which was offset by $985,809 of accounts payable, $853,859 of accrued expenses and $280,000 of promissory notes to related parties. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing Phase 2b/3 clinical trial of TNX-102 SL in FM. For the nine months ended September 30, 2013 and 2012, we used $4,985,951 and $4,207,624 of cash in operating activities, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the nine months ended September 30, 2013, proceeds from financing activities were from the sale of our common stock and warrants of $10,042,033, the exercise of warrants of $306,666, and from the sale of promissory notes to related parties for $280,000. In the comparable 2012 period, $4,387,894 was raised through the sale of shares of common stock and warrants, net with $150,000 repayment of convertible debentures. At September 30, 2013, we had cash of $7,419,930 compared to $1,785,390 at December 31, 2012. Our cash is held in bank deposit accounts.

Cash used in investing activities for the nine months ended September 30, 2013 was $8,208 reflecting purchase of equipment of $8,140 and $68 interest earned in restricted cash accounts as compared to cash used for the nine months ended September 30, 2012 of $35,740 reflecting purchase of equipment of $35,673 and $67 interest earned in restricted cash accounts.

On August 9, 2013, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters named therein (the “Underwriters”) (the “Underwriters”), pursuant to which we agreed to offer to the public through the Underwriters an aggregate of 2,680,000 units (each a “Unit”, and collectively, the “Units”) at a public offering price of $4.25 per Unit in an underwritten public offering (the "Offering"). Each Unit consists of (i) one share of our common stock and (ii) one Series A Warrant (the “Warrants”) to purchase one share of common stock. Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 45 days to purchase up to (i) 402,000 additional Units or (ii) 402,000 additional shares of common stock and/or additional Warrants to purchase up to 402,000 shares of common stock, on the same terms, to cover any over-allotments, if any.

The Offering closed on August 14, 2013. The Underwriters purchased the Units at an eight-percent discount to the public offering price, for an aggregate discount of approximately $0.34. We received net cash proceeds of $10,038,013 after deducting underwriting discounts and commissions and offering expenses of $440,707 payable by us associated with the Offering. On August 14, 2013, the Underwriters exercised their over-allotment option to purchase additional Warrants to purchase 402,000 shares of common stock.

The Underwriters also received warrants to purchase up to an aggregate of 107,200 shares of Common Stock, or four percent of the total number of shares included in the Units.

The Warrants are exercisable at an exercise price of $4.25 per share, subject to anti-dilutive adjustment, and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a "cashless" basis in certain circumstances.

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

Transactions with Related Parties

We have entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board of Directors. Effective October 15, 2013, Lederman & Co receives $325,000 per annum for its consulting services. The agreement renews automatically for subsequent terms of one year at $325,000 per annum.

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

In May 2012, we issued options to purchase 175,000 shares of common stock pursuant to the 2012 Plan, of which 150,000 were outstanding at September 30, 2013, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $30.00 and expiring 10 years from date of issuance. In February 2013, we issued options to purchase 226,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $10.20 and expiring 10 years from date of issuance.

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

Year Ending December 31,
2013	32,647
2014	131,513
2015	100,719
$264,879

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 13, 2013	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive
Officer)

Date: November 13, 2013	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

