Form 10-K/A
period 2012-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2013-11-22
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Tonix Pharmaceuticals Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013, in order to update the report from the Company’s independent registered public accounting firm, the consolidated financial statements and the notes thereto (collectively, the “Financials”) as was updated for the Company’s registration statement on Form S-1 (SEC file 333-188547) (the “Registration Statement”).

Subsequent to the Original Filing and prior to the Registration Statement, the Company effectuated a 1-for-20 reverse stock split of its outstanding common stock. As a result, all per share amounts and number of shares (other than authorized shares) in the Financials were retroactively restated in the Registration Statement to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at December 31, 2012. As the Company intends to incorporate by reference the Financials in a registration statement on Form S-3, the Company is making this Amended Filing to facilitate the incorporation by reference of the Financials.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. However, this Amended Filing only amends the report from the Company’s independent registered public accounting firm, the consolidated financial statements and the notes thereto, as disclosed above. No other information in the Original Filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Amended Filing as Exhibits 31.01, 31.02 and 32.01.

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

F-5 – F-7

Consolidated statements of cash flows for the years ended December 31, 2012 and 2011 and for the period from June 7, 2007 (date of inception) through December 31, 2012	F-8

Notes to consolidated financial statements	F-9 – F-21

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tonix Pharmaceuticals Holding Corp.

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and cash flows for the years then ended and for the period from June 7, 2007 (inception) through December 31, 2012 and the consolidated statements of stockholders' (deficiency) equity for each of the five years in the period ended December 31, 2012 and for the period from June 7, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tonix Pharmaceuticals Holding Corp. as of December 31, 2012 and 2011, the consolidated results of its operations and its cash flows for the years then ended and for the period from June 7, 2007 (inception) through December 31, 2012 and consolidated changes in stockholders' (deficiency) equity for each of the five years in the period ended December 31, 2012 and for the period from June 7, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

EisnerAmper LLP
New York, New York
March 8, 2013, except for the third paragraph of Note 15, as to which the date is May 1, 2013 and the fourth through seventh paragraphs of Note 15, as to which the date is August 14, 2013

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$1,785,390	$41,123
Prepaid expenses and other	224,659	102,430
Total current assets	2,010,049	143,553
Furniture and equipment, net	46,894	25,550
Deferred financing costs, net	—	196,166
Restricted cash	60,267	60,177
Total assets	$2,117,210	$425,446
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable, including $6,809 and $27,483 to related parties as of December 31, 2012 and 2011, respectively	$825,837	$695,198
Accrued expenses	309,800	10,229
Accrued interest, including $3,155 and $5,006 to related parties as of December 31, 2012 and 2011, respectively	3,155	38,306
Liability to placement agent	—	31,543
Convertible debentures	—	150,000
Total current liabilities	1,138,792	925,276
Convertible debentures, including $265,000 to related parties	—	1,925,000
Deferred rent payable	19,710	29,083
Total liabilities	1,158,502	2,879,359
Commitments	—	—
Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 5,000,000 and -0- shares authorized as of December 31, 2012 and 2011, respectively; none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 75,000,000 shares authorized as of December 31, 2012 and 2011, respectively; 2,159,156 and 1,353,350 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2,159	1,353
Additional paid in capital	16,800,829	3,939,414
Deficit accumulated during development stage	(15,844,280)	(6,394,680)
Total stockholders' equity (deficiency)	958,708	(2,453,913)
Total liabilities and stockholders' equity (deficiency)	$2,117,210	$425,446

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From June 7, 2007 (date of inception) Through December 31, 2012
	2012	2011
COSTS AND EXPENSES:
Research and development	$2,583,308	$1,158,167	$4,535,262
General and administrative	4,078,102	2,220,361	8,333,349
	6,661,410	3,378,528	12,868,611
Operating Loss	(6,661,410)	(3,378,528)	(12,868,611)
Gain on extinguishment of debt	—	—	7,908
Other income	1,875	—	1,875
Change in fair value of warrants liability	(1,177,026)		(1,177,026)
Interest and other financing costs, net	(1,613,039)	(91,585)	(1,808,426)
NET LOSS	$(9,449,600)	$(3,470,113)	$(15,844,280)
Net loss per common share, basic and diluted	$(5.58)	$(3.24)
Weighted average common shares outstanding, basic and diluted	1,693,436	1,071,295

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Preferred stock		Common stock		Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued to founders for intellectual property in June 2007 ($3.00 per share)	—	$—	29,451	$29	$87,721	$—	$87,750
Shares issued to bankers for services in June 2007 ($3.00 per share)	—	—	3,272	3	9,747	—	9,750
Compensation related to restricted share awards issued to directors in November 2007	—	—	—	—	24,187	—	24,187
Net loss	—	—	—	—	—	(537,001)	(537,001)
Balance at December 31, 2007	—	—	32,723	32	121,655	(537,001)	(415,314)
Compensation related to cancelled restricted share awards in December 2008	—	—	—	—	72,563	—	72,563
Net loss	—	—	—	—	—	(202,262)	(202,262)
Balance at December 31, 2008	—	—	32,723	32	194,218	(739,263)	(545,013)
Conversion of senior convertible notes into Preferred stock in June 2009 ($2.60 per share)	—	—	360,004	360	199,640	—	200,000
Shares issued to directors in July 2009 ($3.00 per share)	—	—	1,571	2	4,678	—	4,680
Capital contribution in June 2009	—	—	—	—	23,725	—	23,725
Net loss	—	—	—	—	—	(220,834)	(220,834)
Balance at December 31, 2009	—	$—	394,298	$394	$422,261	$(960,097)	$(537,442)
Conversion of demand notes into capital stock in July 2010 ($4.60 per share)	—	$—	104,729	$105	$479,895	$—	$480,000
Conversion of accrued interest on demand notes into capital stock in July 2010 ($4.60 per share)	—	—	15,072	15	69,063	—	69,078
Issuance of capital stock in August to December 2010 ($4.60 per share)	—	—	292,804	293	1,341,708	—	1,342,001
Shares issued to founders for intellectual property in June 2010 ($4.52 per share)	—	—	65,447	66	295,434	—	295,500
Issuance of restricted shares to directors, employees and consultants in June to November 2010 ($4.76 per share)	—	—	29,386	29	139,853	—	139,882
Net loss	—	—	—	—	—	(1,964,470)	(1,964,470)
Balance at December 31, 2010	—	—	901,735	902	2,748,214	(2,924,567)	(175,451)
Vesting and issuance of capital stock in January to September 2011 ($4.60 per share)	—	—	133,530	133	611,867	—	612,000
Vesting and issuance of restricted shares to directors, employees and consultants in February to April 2011 and vesting of restricted shares pursuant to share exchange agreement in October 2011 ($4.60 per share)	—	—	98,084	98	435,553	—	435,651

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) – (continued)

	Preferred stock		Common stock		Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Common stock issued in connection with the share exchange transaction in October 2011	—	—	200,000	200	(200)	—	—
Common stock issued in October 2011 in exchange for services rendered ($7.20 per share)	—	—	20,000	20	143,980	—	144,000
Net loss	—	—	—	—	—	(3,470,113)	(3,470,113)
Balance at December 31, 2011	—	$—	1,353,350	$1,353	$3,939,414	$(6,394,680)	$(2,453,913)
Issuance of common stock in January 2012 to holders of convertible debentures ($12.40 per share)	—	$—	29,700	$30	$368,250	$—	$368,280
Issuance of common stock in January and March 2012 ($12.40 per share) net of transaction expenses of $435,713	—	—	330,892	331	3,631,980	—	3,632,311
Warrants issued in January 2012 to holders of convertible debentures	—	—	—	—	83,289	—	83,289
Warrants issued to placement agent in January 2012	—	—	—	—	6,126	—	6,126
Warrants reclassified to equity upon expiry of reset provisions	—	—	—	—	3,938,946	—	3,938,946
Issuance of common stock and warrants in December 2012 to holders of convertible debentures ($6.00) per share	—	—	118,335	118	709,882		710,000
Issuance of common stock and warrants in December 2012 ($8.00 per share) net of transaction expenses of $70,000	—	—	326,879	327	2,544,673	—	2,545,000
Beneficial conversion feature in connection with convertible debentures	—	—	—	—	710,000	—	710,000
Capital contribution of accrued interest	—	—	—	—	3,111	—	3,111
Stock based compensation	—	—	—	—	865,158	—	865,158
Net loss	—	—	—	—	—	(9,449,600)	(9,449,600)
Balance at December 31, 2012	—	$—	2,159,156	$2,159	$16,800,829	$(15,844,280)	$958,708

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From June 7, 2007 (date of inception) Through December 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,449,600)	$(3,470,113)	$(15,844,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,329	9,300	31,641
Amortization and write off of deferred financing costs	196,166	53,377	249,543
Non cash interest, consisting of beneficial conversion feature in connection with convertible debentures	710,000	—	710,000
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	426,152	—	426,152
Non-cash financing costs related to January and March 2012 financing	81,337	—	81,337
Stock based compensation	865,158	435,651	1,551,871
Change in fair value of warrant liability	1,177,026	—	1,177,026
Common stock issued in exchange for intellectual property	—	—	383,250
Gain on extinguishment of debt	—	—	(7,908)
Changes in operating assets and liabilities:
Prepaid expenses	(122,229)	(79,117)	(224,659)
Accounts payable	130,639	377,453	825,837
Accrued interest	(32,040)	38,306	6,266
Accrued expenses	293,125	(12,304)	404,065
Deferred rent payable	(2,927)	9,909	26,156
Net cash used in operating activities	(5,712,864)	(2,637,538)	(10,203,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(35,673)	(2,764)	(78,535)
Proceeds from security deposit	—	3,156	—
Payment of restricted cash and interest earned on restricted cash	(90)	(90)	(60,267)
Net cash (used in) provided by investing activities	(35,763)	302	(138,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	—	—	480,000
Proceeds from other notes payable	320,000	500,000	1,020,000
Proceeds, net of expenses of $24,000 as of December 31, 2011, from Convertible Debentures	390,000	1,501,000	1,891,000
Repayment of Convertible Debentures	(150,000)	—	(150,000)
Proceeds, net of expenses of $374,870 from sale of units consisting of common stock and warrants	6,932,894	—	6,932,894
Proceeds from the sale of capital stock	—	612,000	1,954,001
Net cash provided by financing activities	7,492,894	2,613,000	12,127,895
Net increase (decrease) in cash	1,744,267	(24,236)	1,785,390
Cash, beginning of the period	41,123	65,359	—
Cash, end of period	$1,785,390	$41,123	$1,785,390
Supplemental disclosures of cash flow information:
Interest paid	$35,195	$—	$—
Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$—	$—	$200,000
Capital contribution of accrued interest	$3,111	$—	$26,836
Demand notes together with accrued interest converted into capital stock	$—	$—	$549,078
Common stock issued for deferred financing costs	$—	$144,000	$144,000
Exchange of Notes Payable for Convertible Debenture	$320,000	$—	$820,000
Warrants Liability reclassified to Stockholders' Equity	$3,938,946	$—	$3,938,946
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$2,635,000	$—	$2,635,000

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 — BUSINESS AND RECAPITALIZATION

Tonix Pharmaceuticals Holding Corp. through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. is attempting to develop safer and more effective versions of widely prescribed central nervous system (“CNS”) drugs. While some new applications can use the commercially available form of the drug, in other cases reformulating the active ingredient improves its safety or effectiveness in treating the CNS condition. When formal development programs have proven successful in clinical tests, Tonix Pharmaceuticals, Inc. intends to seek marketing approval from the Food and Drug Administration (“FDA”).

On August 16, 2010, Tonix Pharmaceuticals, Inc. formed Krele LLC (“Krele”) in the state of Delaware. Krele is a limited liability corporation whose sole member is Tonix Pharmaceuticals Inc. Krele was established to commercialize products that are generic versions of predicate new drug application products or versions of drug efficacy study implementation products. The Company expects that its relationship to Krele will be similar to that of several other pharmaceutical companies and their subsidiaries that market generic versions of the parent’s branded products at different periods in their product life-cycle.

On October 7, 2011, Tonix Pharmaceuticals, Inc. (formerly Krele Pharmaceuticals, Inc. incorporated on June 7, 2007 in the State of Delaware) and a publicly traded non-operating shell company Tamandare Explorations Inc. (“Tamandare”), incorporated under the laws of the State of Nevada, along with certain other parties executed and consummated a share exchange agreement (the “Share Exchange”). Pursuant to the Share Exchange, each share of Tonix Pharmaceuticals Inc.’s common stock was exchanged for 0.045 shares of Tamandare’s common stock and each share of Tonix Pharmaceuticals, Inc.’s Series A and B preferred stock was exchanged for 0.24 shares of Tamandare’s common stock. Upon completion of the Share Exchange, the Tonix Pharmaceuticals, Inc. shareholders, including holders of restricted shares, which were subject to accelerated vesting, received in exchange for all of their shares, an aggregate of 1,133,334 shares of Tamandare’s common stock and Tamandare’s existing stockholders retained 200,000 shares of common stock. The 1,133,334 shares issued to the Tonix Pharmaceuticals, Inc. shareholders constituted approximately 85% of Tamandare’s 1,333,334 issued and outstanding shares of common stock after the Share Exchange. Upon completion of the Share Exchange, Tonix Pharmaceuticals, Inc. became Tamandare’s wholly-owned subsidiary and in October 2011 Tamandare was renamed Tonix Pharmaceuticals Holding Corp. As the owners and management of Tonix Pharmaceuticals, Inc. obtained voting and operating control of Tamandare after the Share Exchange and Tamandare was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Tonix Pharmaceuticals, Inc., accompanied by the issuance of its common stock for outstanding common stock of Tamandare, which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on June 7, 2007 (inception date) and accordingly all share and per share amounts have been adjusted.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc. and Krele LLC (hereafter referred to as the “Company” or “Tonix”). All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company is devoting substantially all of its efforts to establishing a new business, and while planned principal operations have commenced, there has been no revenue generated from sales, license fees or royalties, the Company is considered a development stage enterprise. Accordingly, the Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

a development stage enterprise. Financial position, results of operations and cash flows of a development stage enterprise are presented in conformity with generally accepted accounting principles that apply to established operating enterprises.

As a development stage enterprise, the Company’s primary efforts are devoted to conducting research and development for the treatment of CNS diseases. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, although the Company has approximately $900,000 of working capital at December 31, 2012, the Company will require additional financing to fund future operations as it is expected that cash to be used in operations will increase significantly over the next several years. Further, the Company does not have any commercial products available for sale and has not generated revenues and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

As described in Note 15, on August 14, 2013, the Company received net proceeds of approximately $10,000,000 from the sale of units, consisting of common stock and warrants, in an underwritten public offering. The Company intends to raise additional capital to complete the development and commercialization of its current product candidates through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Furniture and equipment

Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets and five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Per share data:

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the exchange ratio in the Share Exchange in October 2011, which was accounted for as a recapitalization of the Company (see Note 1), and to the 1-for-20 reverse stock split, which was effected on May 1, 2013 (see Note 15).

In October 2011, upon completion of the share exchange referred to above, the Company issued Convertible Debentures in the amount of $2,075,000 which, as of December 31, 2011, were convertible into approximately 199,250 common shares. In January 2012, the debentures were exchanged for units or repaid (see Note 5). In computing diluted net loss per share for 2011, no effect has been given to such shares as their effect would be anti-dilutive.

During the year ended December 31, 2012, upon completion of the various financings, the Company issued warrants to purchase an aggregate of 1,259,934 shares of the Company’s common stock (see Note 11). In addition, in May 2012, the Company issued to employees options to acquire an aggregate of 175,000 shares of the Company’s common stock of which 150,000 were outstanding at December 31, 2012 (see Note 10). In computing diluted net loss per share for 2012, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 — FURNITURE AND EQUIPMENT

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

NOTE 4 — RESTRICTED CASH

Restricted cash at December 31, 2012 and 2011 collateralizes a letter of credit in the amount of approximately $60,000 issued in connection with the lease of office space in New York City (see Note 12).

NOTE 5 — 2011 CONVERTIBLE DEBENTURES

On October 7, 2011, concurrently with the Share Exchange, the Company issued secured Convertible Debentures (“Convertible Debentures”) in the amount of $1,625,000 of which $1,125,000 were sold to certain investors for aggregate cash proceeds of $1,065,000, net of selling commissions to a placement agent of $40,000 and $20,000 of legal fees, and $500,000 were exchanged for 8% Notes Payable (“Notes Payable”) issued on September 9, 2011. In addition, 20,000 shares of common stock with the fair market value of $144,000 were issued to a second placement agent. On November 16, the Company issued Convertible Debentures in the amount of $450,000 for aggregate cash proceeds of $436,000, net of selling commissions to a third placement agent of $14,000.

The Convertible Debentures matured on the earlier of (i) one year from the date of issuance or (ii) the date of closing of a private placement of equity, equity equivalent, convertible debt or debt financing in which the Company receives gross proceeds, in one or more transactions, of at least $3,425,000 (a “Subsequent Financing”), which took place on January 20, 2012 (“January 2012 Financing”) (see Note 6). The Convertible Debentures bore interest at 8% per annum and were convertible at the holder’s option into a Subsequent Financing. In the event that a Subsequent Financing has not occurred within 12 months from the date of issuance of the Convertible Debentures, the holder had the option to convert into a number of shares of the Company’s common stock equal to 1% of the Company’s shares of common stock on a fully diluted basis for every $125,000 of Convertible Debentures (the “Conversion Shares”) or an aggregate of approximately 199,250 shares based on the outstanding shares of the Company common stock as of December 31, 2011.

Upon the January 2012 Financing (See Note 6), $1,925,000 of debentures were exchanged for Units and the remaining $150,000 of debentures were repaid. As a result of the exchange, $1,925,000 principal amount of debentures are classified as a non-current liability in the accompanying balance sheet at December 31, 2011.

Upon conversion or repayment of the Convertible Debenture, the holder was entitled to receive, at the holder’s option, either (i) a warrant (the “Debenture Warrant”), which has a three year term and is exercisable at the offering price in a Subsequent Financing, to purchase such number of shares of the Company’s common stock equal to the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing, (the “Warrant Shares”) or (ii) shares of the Company’s common stock equal to 33% of the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing (the “Incentive Shares”). The Conversion Shares, Warrant Shares and Incentive Shares are entitled to piggyback registration rights. Upon the January 2012 Financing, the holders of the Convertible Debenture elected to receive 13,750 Debenture Warrants exercisable at $20.00 per share with a fair value of $83,289 and 29,700 Incentive Shares valued at $368,280. The value of the Debenture Warrants and Incentive Shares was charged to operations as interest expense in the first quarter of 2012.

In addition to selling commissions paid to the placement agents on the sale of certain Convertible Debentures, the placement agents received warrants that expire in January 2014 and 2015 (“Agents Warrants”), respectively, and are exercisable at the offering price in a Subsequent Financing to purchase shares of the Company’s common stock equal to 3% and 9%, respectively, of the gross proceeds delivered by purchasers introduced by such placement agents divided by the purchase price per share in the Subsequent Financing. In the event that the Subsequent Financing has not occurred within 12 months from the date of issuance of the Convertible Debentures, the placement agents were entitled to receive, in lieu of the warrants, shares of common stock equal to 3% and 9%, respectively, of the number of shares of the Company’s

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 5 — 2011 CONVERTIBLE DEBENTURES  – (continued)

common stock such purchasers were entitled to receive upon conversion of their Convertible Debentures or an aggregate of approximately 4,400 shares based on the outstanding shares of the Company’s common stock as of December 31, 2011.

The Company recognized a liability to placement agents to issue shares of its common stock based on their fair value of approximately $32,000 as of December 31, 2011. Upon the January 2012 Financing, the placement agents become entitled to receive 1,538 warrants exercisable at $20.00 per share with a fair value $6,126, which was charged to operations as interest expense in the first quarter of 2012. Additionally the liability to placement agent of $32,000 was credited to interest expense in the first quarter of 2012.

The fair value of the Debenture and Agents Warrants was determined using the Black Scholes option pricing model with the following assumptions: fair value of the Company’s common stock $12.40 per share determined based on January and March 2012 proceeds; dividends yield 0%; expected terms 2 to 3 years; risk free interest rate: 0.91%; and expected volatility: 73 to 94%.

The following expenses in connection with the issuance of Convertible Debentures were recorded as deferred financing costs: fair value of 20,000 shares of the Company’s common stock issued to the placement agent valued at $144,000, cash payments to the placement agents of $54,000, legal expenses of $20,000 and fair value of the liability to placement agent to issue the Company’s shares of common stock in the amount of $32,000. The deferred financing costs were amortized using the effective interest method over the twelve month term of the Convertible Debentures. During the year ended December 31, 2011, amortization of deferred financing costs amounted to approximately $53,000 and was charged to interest expense in the statement of operations and the remaining balance of $196,166 was charged to operations in connection with the extinguishment of the debentures resulting from their exchange and repayment in 2012.

Pursuant to a Pledge and Security Agreement and Subsidiary Guaranty, the Company granted the Debenture holders a first priority lien on all its assets.

NOTE 6 — JANUARY AND MARCH 2012 FINANCING

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

Each Unit had a purchase price of $25,000 per Unit and consisted of one thousand two hundred and fifty (1,250) shares of the Company’s common stock, a Class A Warrant to purchase one thousand two hundred and fifty (1,250) shares of Common Stock (the “Class A Warrants”), and a Class B Warrant to purchase up to one thousand two hundred and fifty (1,250) shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).

The Class A Warrants have an exercise price of $25.00 per share of common stock and will be exercisable for a period of five years from the date of issuance. The warrants had certain anti-dilutive provisions that were set to expire the earlier of i) one year or ii) upon effectiveness of a registration of all shares covered by Class A Warrants, which took place on June 6, 2012. The Company determined the fair value of the Class A Warrants and the Agent Warrants, described below, to be $2,549,684 and $212,235 on the issuance dates and initially classified them as a liability due to transactions which cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements. On June 6, 2012, upon the Company’s registration statement being declared effective by the Securities and Exchange Commission, the reset provisions expired and the Company reclassified $3,938,946, the fair value of the Class A Warrants and Agent

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6 — JANUARY AND MARCH 2012 FINANCING  – (continued)

Warrants as of that date to equity. The increase of $1,177,026 in fair value of warrants liability was included in results of operations for the year ended December 31, 2012.

The following assumptions were used in the Binomial Lattice model to determine fair value of the Class A Warrants and the Agent Warrants:

	Issuance date January 20 and March 1, 2012	Expiration date June 6, 2012
Price of the Company’s common stock	$12.40	$17.00
Dividend yield	0%	0%
Expected terms	5 – 7 years	4.6 – 6.7 years
Risk free interest rate	0.89 – 1.47%	0.73 – 1.11%
Expected volatility	96.68 – 96.69%	95.73%
Expected price at which holders are likely to exercise their warrants	$25.00	$25.00

The Class B Warrants were exercisable automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of the Company’s daily volume weighted average price was below $15.00 during the 10 trading days after the Announcement Date (as hereinafter defined) (the “Measuring Period”), then the holder was entitled to receive additional shares of the Company’s Common Stock upon the exercise of the Class B Warrants on the expiration date, which is the 12th trading day after the Announcement Date. In the event that the Company’s average daily volume weighted average price was at or above $15.00 during the Measuring Period, the Class B Warrants were to expire unexercised. The Announcement Date was the earlier of (1) the date on which the Company announces via press release the results of the pharmacokinetic study of its TNX-102 drug formulation; or (2) June 1, 2012. On April 5, 2012 the Company issued a press release announcing the results of the pharmacokinetic study of its TNX-102 drug formulation, which is defined as an Announcement Date for the purpose of the Class B Warrants. Based on the Company’s average daily volume weighted average price, which was $34.60 per share, during the Measuring Period, the Class B Warrants expired unexercised.

In connection with the January and March 2012 Financing, the Company paid a placement agent (the “Agent”) an aggregate cash payment of $466,777, which represented an 8% commission and a 2% non-accountable expense allowance of the gross proceeds delivered by Purchasers in the January and March 2012 Financing. In addition, the Agent earned an aggregate of 23,339 warrants to purchase shares of common stock equal to 10% of the gross proceeds delivered by Purchasers in the January and March 2012 Financing (the “Agent Warrants”), which have an exercise price of $25.00 per share of common stock, exercisable for a period of seven years, contained anti-dilution protection and are entitled to piggy-back registration rights. Total expenses related to the financing, including cash and the fair value of warrants given to the Agent, amounted to $706,511, of which $435,713 was charged to additional paid-in capital and $270,798, deemed initially allocable to the warrant liability, was charged to current and other financing costs.

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
DECEMBER 31, 2012 AND 2011

NOTE 6 — JANUARY AND MARCH 2012 FINANCING  – (continued)

If the Company failed to comply with the registration statement filing or effective date requirements, the Company was required to pay the investors a fee equal to 1.0% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 10% to each Purchaser.

NOTE 7 — 2012 CONVERTIBLE DEBENTURES

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

The Debentures mature on the earlier of (i) November 14, 2013 or (ii) the date of closing of a private placement of equity, equity equivalent, convertible debt or debt financing in which we receive gross proceeds, in one or more transactions, of at least $100,000 (a “Subsequent Financing”). The Debentures bear interest at 8% per annum and are convertible at the holder’s option into either (i) a Subsequent Financing at a price equal to a 25% discount to the price of securities sold in the Subsequent Financing or (ii) shares of the Company’s common stock at a conversion price per share equal to $20.00.

On December 4, 2012, upon completion of a Subsequent Financing, the $710,000 of Debentures were converted into Units at a price of $6.00 per Unit representing a 25% discount to the price ($8.00) of securities sold (the “Financing”). Accordingly, the Company recorded a beneficial conversion feature in connection with the Debentures at the date of conversion of $710,000 as a charge to interest expense and a credit to additional paid in capital.

The beneficial conversion feature, which was contingent on a Subsequent Financing, was computed based on the excess of the number of shares received upon conversion based on the adjusted conversion price ($6.00) over the number of shares that would have been received based on the original conversion price ($20.00) multiplied by the stock price ($10.20) on November 14, 2012, the date the Debentures were issued, limited to the amount of proceeds allocated to the Debentures, or $710,000.

NOTE 8 — DECEMBER 2012 FINANCING

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

Each Unit consisted of.05 share of the Company’s common stock, $0.001 par value, a Class A Warrant to purchase.05 share of Common Stock (the “Class A Warrants”), and a Class B Warrant to purchase.05 share of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).The Class A Warrants have an exercise price of $12.00 per share of Common Stock and will be exercisable for a period of five years from the date of issuance. The Class A Warrants may be exercised on a cashless basis under certain circumstances. The Class B Warrants have an exercise price of $8.00 per share of Common Stock and will be exercisable for a period of one year from the date of issuance.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 8 — DECEMBER 2012 FINANCING  – (continued)

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

NOTE 9 — STOCKHOLDERS’ EQUITY

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

NOTE 10 — SHARE BASED COMPENSATION

2010 Stock Plan

In June and August 2010, respectively, the Board of Directors and stockholders of Tonix Pharmaceuticals, Inc. approved, and in December 2010 and February 2011, the Board of Directors amended, the terms and provisions of the 2010 Stock Plan (the “2010 Plan”) whereby the Company reserved 228,232 shares of its Common Stock for issuance pursuant to the 2010 Plan. The 2010 Plan allowed for grants of options to purchase shares of Common Stock and awards of restricted Common Stock to employees, officers, directors, consultants and advisors of the Company.

No options were granted under the 2010 Plan. Following is a summary of activity for the year ended December 31, 2011, with respect to restricted stock granted under the 2010 Plan:

Nonvested Restricted Stock	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	84,893	$4.60
Granted	18,436	$4.60
Vested prior to Share Exchange	(28,243)	$4.60
Vested pursuant to Share Exchange	(69,849)	$4.60
Forfeited	(5,237)	$4.60
Nonvested at December 31, 2011	0	$0

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

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 10 — SHARE BASED COMPENSATION  – (continued)

2012 Incentive Stock Option Plan

On February 12, 2012, the Company’s Board of Directors approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On May 9, 2012, 175,000 options had been granted under the 2012 Plan (of which 25,000 were subsequently canceled and 150,000 are outstanding at December 31, 2012) with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company’s common stock on the date of the grant. Stock options granted vest over a three year period and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting periods using the straight-line method. Share-based compensation expense of $865,158 was recognized for the year ended December 31, 2012.

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
DECEMBER 31, 2012 AND 2011

NOTE 10 — SHARE BASED COMPENSATION  – (continued)

A summary of the stock options activity and related information for the 2012 Incentive Stock Option Plan for the year ended December 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	—
Grants	175,000	$30.00	10.00	$—
Exercised	—
Forfeitures or expirations	(25,000)	30.00
Outstanding at December 31, 2012	150,000	$30.00	9.35	$—
Vested and expected to vest at December 31, 2012	150,000	$30.00	9.35	$—
Exercisable at December 31, 2012	—	$—	—	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $11.00 as of December 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 11 — STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2012:

Exercise Price	Number Outstanding	Expiration Date
$8.00	445,209	December 2013
12.00	445,209	December 2017
$20.00	15,288	January 2014 to January 2015
25.00	354,228	January 2017 to March 2019
	1,259,934

On January 20, 2012, the Company issued an aggregate of 13,750 and 1,538 warrants to purchase the Company’s common stock at an exercise price of $20.00 per share expiring five and seven years from the date of issuance to convertible debenture holders and debenture placement agents, respectively (see Note 5).

In connection with the January and March 2012 Financing, the Company issued to investors an aggregate of 215,148 and 115,741 warrants, respectively, to purchase the Company’s common stock at an exercise price of $25.00 per share expiring five years from the date of issuance. In addition, the Company issued an aggregate of 11,765 and 11,574 warrants to purchase the Company’s common stock at an exercise price of $25.00 per share expiring seven years from the date of issuance to placement agents. These warrants contained certain anti-dilutive provisions and are covered under a registration rights agreement (see Note 6).

In connection with the December 2012 Financing, the Company issued to investors of 445,209 and 445,209 Class A warrants and Class B warrants, respectively to purchase the Company’s common stock. The Class A warrant is exercisable at $12.00 per share expiring five years from the date of issuance and may be exercised on a cashless basis under certain circumstances. The Class B warrant is exercisable at $8.00 per share expiring one year from the date of issuance. These warrants are covered under a registration rights agreement (see Note 8).

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 12 — COMMITMENTS

Operating leases

On September 28, 2010, the Company entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $10,000 in first year to approximately $11,000 in fifth year. The Company received a rent credit of $9,420 in each of the months of November 2010, December 2010 and January 2011. The Company has posted a letter of credit in the amount of approximately $60,000 for the benefit of the landlord which is collateralized by a money market account (see Note 4 — Restricted Cash).

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

Consulting agreements

In June 2010, the Company entered into a two-year consulting agreement with L & L Technologies, LLC (“L&L”), an entity controlled by a member of the Company’s Board of Directors, for scientific and medical consulting services. In consideration for such services, L&L received $96,000 per annum and 51,310 shares of restricted common stock which were granted at the inception of the agreement. The restricted shares vest as follows: 25% on the grant date (June 4, 2010) and 25% on each of the first and second annual anniversaries of the grant date and, if the consulting agreement is renewed, 25% on the third anniversary of the grant date. Vesting of the unvested 25,655 restricted shares accelerated on October 7, 2011, the date of the Share Exchange. The consulting agreement expired in June 2012.

In June 2010, the Company entered into a two-year consulting agreement with Lederman & Co., LLC (“Lederman & Co”), an entity controlled by a member of the Company’s Board of Directors, for clinical development, strategic, management and operational consulting services. In consideration for such services, Lederman & Co will receive $250,000 per annum and 13,090 shares of restricted common stock which were granted at the inception of the agreement. The consulting agreement renews automatically for subsequent terms of one year at $250,000 per annum. The restricted shares vest as follows: 20% on the grant date (June 4, 2010) and 20% on each of the first and second anniversaries of the grant date and, if the consulting agreement is renewed, 20% on each of the third and fourth anniversaries of the grant date. Vesting of the unvested 7,855 restricted shares accelerated on October 7, 2011, the date of the Share Exchange. On August 1, 2011, the cash compensation was reduced to $127,000 per annum. On February 1, 2012, the cash compensation was increased to $250,000 per annum.

During 2011 and 2012, the Company entered into contracts with various contract research organizations for which there are outstanding commitments aggregating approximately $650,000 at December 31, 2012 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 12 — COMMITMENTS  – (continued)

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

On October 26, 2012, the Company elected to voluntarily terminate Benjamin Selzer as Chief Operating Officer, Secretary and Treasurer, effective immediately and under the terms of his employment agreement, no severance was paid. In conjunction with the termination, 25,000 unvested options previously issued to Mr. Selzer were cancelled.

NOTE 13 — INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2012 and 2011 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 13 — INCOME TAXES  – (continued)

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Organization costs	$—	$733
Research and development credit carryforward(1)	6,188	6,188
Net operating loss carryforwards	5,207,759	2,329,829
Other	147,003	132,482
Total deferred tax assets	5,360,950	2,469,232
Valuation allowance	(5,360,950)	(2,469,232)
Net deferred tax assets	$0	$0

(1)	The Company has incurred research and development (“R&D”) expenses, a portion of which may qualify for tax credits. The Company has not conducted an R&D credit study to quantify the amount of credits and has not claimed an R&D credit on its federal tax returns filed except for $6,188 in 2007. The Company may conduct the study in future years and may establish the R&D credit carryforward for prior years. In such event, the net operating loss carryforward will be correspondingly reduced by the amount of the credit.

Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a valuation allowance. The increase in the valuation allowance for the years ended December 31, 2012 and 2011 was $2,891,718 and $1,380,642, respectively.

At December 31, 2012, the Company has available unused net operating loss carryforwards of approximately $12.3 million that expire from 2027 to 2032 for federal tax purposes and the same amount for New Jersey state tax purposes, which expire from 2014 to 2019. The Company also has approximately $11.6 million of net operating loss carryforwards for New York state and New York City purposes expiring from 2030 to 2032. At December 31, 2012, the Company has a research and development carryforward of $6,188 for federal tax purposes that expires in 2027. These net operating loss and research and development credit carryforwards may be subject to annual limitations in their use in accordance with IRC Section 382. Accordingly, the extent to which such carryforwards can be used to offset future taxable income may be limited.

The Company’s federal and state tax returns remain open and subject to examination by the tax authorities for the tax years 2009 and after.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2012	2011
Statutory federal income tax	(34.0)%	(34.0)%
State income tax, net of federal tax effect	(10.5)%	(5.9)%
Permanent difference	13.9%	5.0%
Increase in valuation allowance	30.6%	34.9%
Income tax provision	0%	0%

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 14 — RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of our directors, are the primary founders of the Company. We have entered into various transactions with several companies under their control, including L&L, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co (see Note 12 — Consulting Agreements). Total expenses paid under these agreements were $300,583 and $294,750 during the years ended December 31, 2012 and 2011, respectively.

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

On November 14, 2012, the Company sold to officers, members of the board of directors and their related parties for aggregate cash proceeds of $390,000, debentures (the “Debentures”) in the principal face amount of $390,000 and the exchange of the promissory notes described above for Debentures in the principal face amount of $320,000. In December 2012, the Debentures were exchanged for the December 2012 Units at a conversion price of $6.00 per share. Interest expense on the Debentures for the year ended December 31, 2012 was $3,155 (See Note 8).

NOTE 15 — SUBSEQUENT EVENTS

On February 12, 2013, the Company’s Board of Directors approved the Amended and Restated 2012 Incentive Stock Option Plan (the “Amended and Restated 2012 Plan”), subject to stockholder approval. The Amended and Restated 2012 Plan includes amendments which: 1) authorize 550,000 shares of the Company’s common stock for issuance; and 2) prohibit the issuance of any options with terms or features that would cause the options to be nonqualified deferred compensation that fails to comply with, or be exempt from, Section 409A of the Internal Revenue Code of 1986, as amended.

On February 12, 2013, 226,500 options were granted under the Amended and Restated 2012 Plan, with an exercise price of $10.20 and a 10 year life. The exercise price is equal to the volume weighted average price of the Company’s common stock during the immediate prior 30 calendar day period. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,156 newly issued shares of the Company’s common stock. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded up to the nearest whole share, resulting in a reverse split slightly less than 1-for-20 in the aggregate. All per share amounts and number of shares (other than authorized shares) in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at December 31, 2012.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 22, 2013	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2013	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ SETH LEDERMAN	Director	November 22, 2013
Seth Lederman

/s/ STUART DAVIDSON	Director	November 22, 2013
Stuart Davidson

/s/ PATRICK GRACE	Director	November 22, 2013
Patrick Grace

/s/ DONALD W. LANDRY	Director	November 22, 2013
Donald W. Landry

/s/ ERNEST MARIO	Director	November 22, 2013
Ernest Mario

/s/ CHARLES MATHER IV	Director	November 22, 2013
Charles Mather IV

/s/ JOHN RHODES	Director	November 22, 2013
John Rhodes

/s/ SAMUEL SAKS	Director	November 22, 2013
Samuel Saks

