Form 10-K
period 2013-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2014-03-28
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada		26-1434750
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

509 Madison Avenue, Suite 306 New York, New York	10022	(212) 980-9155
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, based on the closing sales price of the Common Stock as quoted on The Nasdaq Capital Market was $9,146,524. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2014, there were 9,899,497 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of Tonix Pharmaceuticals Holding Corp. (“Tonix”) and its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Tonix Pharmaceuticals, Inc., a Delaware corporation ("Tonix Sub"), Krele LLC, a Delaware limited liability company ("Krele"), Tonix Pharmaceuticals (Canada), Inc., a corporation incorporated under the laws of the province of New Brunswick, Canada ("Tonix Canada") and Tonix Pharmaceuticals (Barbados) Ltd., a corporation incorporated under the laws of Barbados ("Tonix Barbados"). Tonix Sub is a wholly-owned subsidiary of Tonix, and Krele, Tonix Canada and Tonix Barbados are wholly-owned subsidiaries of Tonix Sub.

Corporate Structure

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. From inception through October 2011, we were involved in the acquisition, exploration and development of natural resource properties in the State of Nevada. On October 7, 2011, we executed and consummated the Share Exchange.

In the Share Exchange, the Tonix Shareholders exchanged their shares of Tonix Sub for newly issued shares of common stock. As a result, upon completion of the Share Exchange, Tonix Sub became our wholly-owned subsidiary.

Upon completion of the Share Exchange, the Tonix Shareholders received an aggregate of 1,133,334 shares of our common stock. 75,000 shares of common stock were returned to us from the prior officer, which were retired, and our existing shareholders retained 200,000 shares of common stock. The 1,133,334 shares issued to the Tonix Shareholders constituted approximately 85% of our 1,333,334 issued and outstanding shares of common stock immediately after the consummation of the Share Exchange.

As a result of the Share Exchange, we acquired 100% of the capital stock of Tonix Sub and consequently, control of the business and operations of Tonix Sub and Krele. From and after the consummation of the Share Exchange, our primary operations consist of the business and operations of Tonix Sub and Krele.

On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp. to reflect our new business.

Corporate Background

In 1996, Seth Lederman, MD, and Donald Landry, MD, PhD, formed L & L Technologies LLC, or L&L, to develop medications for central nervous system, or CNS, conditions. Dr. Lederman is our Chairman and Chief Executive Officer and Dr. Landry is a Director. L&L was a founder of Janus Pharmaceuticals, Inc., which later became Vela Pharmaceuticals, Inc., or Vela, which developed various therapeutics, including a very low dose, or VLD, version of cyclobenzaprine, or CBP, under an agreement with L&L. Vela decided to focus its resources on other programs and transferred the rights to VLD CBP and certain other technologies to L&L in March 2006.

Tonix Sub formed in June 2007 as Krele Pharmaceuticals, Inc. by L&L and Plumbline. Dr. Lederman is Managing Partner of Plumbline. Plumbline possessed rights to certain technology for the treatment of alcohol dependence and abuse. In connection with founding Tonix Sub, L&L and Plumbline entered into an intellectual property transfer and assignment agreement with Tonix Sub for the purpose of assigning patents and transferring intellectual property and know-how in exchange for shares of common stock of Tonix Sub. As a result of economic conditions related to the financial crisis of 2007 and 2008, Tonix Sub was not successful in raising money to fund its programs until 2009. As a result, Tonix Sub was unable to advance the development programs and had little activity except for prosecuting and maintaining patents and maintaining contracts.

In 2009, Tonix Sub contracted with the Toronto Psychiatric Research Foundation to analyze the sleep data from a Phase 2a trial of nighttime VLD CBP in fibromyalgia, or FM (“the Moldofsky Study”). The Moldofsky Study was conducted in Canada by the Toronto Psychiatric Research Foundation, and Tonix Sub obtained the data from this study from L&L. In addition, in 2009, Tonix Sub contracted with Caliper Life Sciences Inc., or Caliper, to analyze the interactions of CBP with certain receptors. In June 2010, Tonix Sub entered into consulting agreements with L&L and Lederman & Co., LLC, or Lederman & Co, and also acquired certain rights to develop isometheptene mucate as a treatment for certain types of headaches from Lederman & Co, which we are developing as TNX-201. Dr. Lederman is managing partner of Lederman & Co. Between June 2010 and October 2011, Tonix Sub was active in recruiting new officers and directors and initiating preclinical and clinical development of novel CBP formulations.

In July 2010, Tonix Sub changed its name to Tonix Pharmaceuticals, Inc. In August 2010, we formed Krele to commercialize products that are generic versions of predicate New Drug Application, or NDA, products. We anticipate that when our branded products lose patent protection, Krele may market authorized generic versions of them. Krele also may develop or acquire generic products approved under ANDAs and we may market branded versions (branded generics) of such products. Krele has been issued a state license in New York.

On April 23, 2013, we formed Tonix Canada. Tonix Canada is intended to perform research and development efforts in Canada. As a Canadian entity, we expect Tonix Canada will be entitled to receive certain reimbursable tax credits for research expenditures in Canada.

On October 24, 2013, Tonix Sub formed Tonix Barbados. On December 31, 2013, Tonix Barbados entered into a license agreement and a cost-sharing agreement with Tonix Sub, pursuant to which Tonix Barbados acquired the rights to develop and commercialize TNX-102 SL and TNX-201 for non-US markets in exchange for (1) cost sharing of research and development costs going forward and (2) royalties of 8% and 6% on net sales of TNX-102 SL and TNX-201, respectively.

Business Overview

We are a pharmaceutical company dedicated to the development of novel pharmaceutical products for challenging problems. Our lead drug development programs are directed toward CNS conditions that manifest with pain that originates in the brain, or central pain. Central pain results from abnormal sensory processing in the CNS, rather than from dysfunction in peripheral tissues where pain is perceived. Our most advanced development program is for the management of fibromyalgia, or FM, a central pain syndrome. We also have development programs for the management of post-traumatic stress disorder, or PTSD, in which central pain is a component, and for the relief of episodic tension-type headache, or ETTH. We also have a pipeline of additional product candidates that we plan to develop for other CNS indications.

TNX-102 SL

Our lead product candidate, TNX-102 sublingual tablet, or TNX-102 SL, is a small, rapidly disintegrating tablet containing CBP for sublingual administration. We are developing TNX-102 SL as a bedtime therapy for the management of FM and PTSD. CBP is the active pharmaceutical ingredient of two widely prescribed products, and we are pursuing the development of TNX-102 SL for indications distinct from those for which current CBP products are approved. We believe that TNX-102 SL is an optimized CBP product for the treatment of FM and PTSD, and is distinct from current CBP products in three ways: (1) it is being developed at a dose level significantly below the lowest marketed doses of current CBP products; (2) it is placed under the tongue, to disintegrate, dissolve and provide sublingual absorption, whereas current CBP products are swallowed and provide absorption in the small intestine; and (3) it is being developed for chronic use, whereas current CBP products are marketed for two to three weeks of use. We expect that any applications we submit to the Food and Drug Administration, or FDA, for approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, which we believe will allow for a shorter timeline of clinical and non-clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities, or NCEs, that have never been marketed in the United States, are generally developed to meet the FDA’s requirements for new drug approvals.

We have conducted several clinical and non-clinical pharmacokinetic studies of TNX-102 sublingual formulations, which we believe support the development of TNX-102 SL as a novel therapeutic product for FM and PTSD.  Results from these studies demonstrate a number of potentially advantageous characteristics as compared to current CBP-containing products (Flexeril® and Amrix®), which are not approved for these indications. For example, our Phase 1 comparative studies showed that TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following administration relative to oral CBP tablets. TNX-102 SL was generally well-tolerated, with no serious adverse events reported in these studies. Some subjects experienced transient numbness on the tongue after TNX-102 SL administration, and other side-effects reported were similar to those associated with current CBP products.

TNX-102 SL – Fibromyalgia Program

We are developing TNX-102 SL for the treatment of FM under a U.S. Investigational New Drug application, or IND, and we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in February 2013. TNX-102 SL is currently in a Phase 2b/3 clinical trial for the improvement of pain in subjects with FM, from which we expect to report initial results in the fourth quarter of 2014. Our therapeutic strategy is supported by results from a randomized, double-blind, placebo-controlled Phase 2a study of low dose TNX-102 immediate release capsules, or TNX-102 capsules, which we have also referred to as VLD CBP, taken between dinner and bedtime in 36 subjects with FM, which demonstrated a significant decrease in pain and other symptoms after eight weeks of treatment. This study also demonstrated that TNX-102 capsules led to a significant improvement in objective measures of sleep quality, which we believe relates to the mechanism by which CBP leads to improvement of FM symptoms. We have completed four Phase 1 studies under Canadian Clinical Trial Applications. Our Phase 1 studies demonstrated TNX-102 SL to exhibit a pharmacokinetic profile that we believe supports chronic bedtime administration for the treatment of FM, and is distinct from those of currently-available CBP products.

FM is a chronic syndrome characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. According to the National Institutes of Health, there are approximately five million people suffering from FM in the U.S. The peak incidence of FM occurs at 20 – 50 years of age, and 80-90% of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in careers or education.

Although the disordered brain processes that underlie FM are yet to be fully understood, the mechanisms of drugs that treat central pain are believed to target certain aspects of nerve signaling. Three drugs, Lyrica® (pregabalin), Cymbalta® (duloxetine), and Savella® (milnacipran), are approved by the FDA for the management of FM and are believed to act upon molecular pathways involved in central pain. Lyrica is believed to affect nerve signaling by blocking calcium channels on nerve cells, and is considered a nerve membrane stabilizer. Cymbalta and Savella are believed to directly inhibit the reuptake of serotonin and norepinephrine by nerves, and are referred to as Serotonin and Norepinephrine Reuptake Inhibitors, or SNRIs. CBP, the active ingredient of TNX-102 SL, is a selective antagonist of serotonin and norepinephrine receptors as well as an inhibitor of serotonin and norepinephrine reuptake, and we refer to it as a Serotonin and Norepinephrine receptor Antagonist and Reuptake Inhibitor, or SNARI.

As many products used for the treatment of FM are approved and marketed for other conditions, sales of these products related specifically to FM can only be estimated. Based on information obtained from publicly available sources, we believe U.S. sales of prescription drugs specifically for the treatment of FM totaled approximately $1.5 billion in 2012, and we believe this segment had grown at a compounded annual growth rate of approximately 14% between 2007 and 2012. Based on information obtained from publicly available sources, we believe 2012 sales of Cymbalta, Lyrica, and Savella in FM were approximately $600 million, $475 million, and $100 million, respectively.

Despite the availability and use of a variety of pharmacologic and non-pharmacologic interventions, FM remains a significant unmet medical need. Many patients fail to adequately respond to the approved medications, or discontinue therapy due to poor tolerability. Prescription pain and sleep medications are frequently taken ‘off-label’ for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. An important goal of FM treatment is to reduce the dependence on opiate analgesic as well as on benzodiazepine and non-benzodiazepine sedative-hypnotic medications by FM patients. Since CBP has no recognized addictive potential, we believe that TNX-102 SL, if approved, could reduce the exposure of FM patients to medications that have not been shown to be effective in treating FM and are associated with significant safety risks.

At our End-of-Phase 2/Pre-Phase 3 meeting with the FDA, we discussed the design of our clinical program, including the acceptability of the pivotal study design and the proposed registration plan, to support the approval of TNX-102 SL for the management of FM. We believe that positive results from two adequate, well-controlled safety and efficacy studies and the establishment of long-term safety for chronic use would support the approval of TNX-102 SL for the management of FM.

Phase 2b/3 “BESTFIT” Study

We are currently conducting the randomized, double-blind, placebo-controlled Phase 2b/3 BEdtime Sublingual TNX-102 SL as Fibromyalgia Intervention Therapy (BESTFIT) trial, which we initiated in September 2013 under the IND.  In this multicenter clinical trial, subjects with FM are treated with either TNX-102 2.8 mg sublingual tablets (SL) or a placebo at bedtime daily for 12 weeks. We expect to enroll approximately 200 patients into this study. The primary efficacy endpoint is change in pain from baseline to week 12. If successful, this trial will serve as the first of two pivotal studies to support an NDA for TNX-102 SL in FM. We have engaged Premier Research International, LLC, a contract research organization, or CRO, to provide clinical and data management services for this Phase 2b/3 trial. We expect to report initial efficacy results from the BESTFIT trial in the fourth quarter of 2014.

The primary efficacy measure in this study will be the change in pain severity at week 12 with TNX-102 SL as compared to placebo, as assessed by the Numeric Rating Scale, or NRS. This endpoint is similar to that utilized in clinical trials of drug products currently approved for use in FM. We are also collecting information on other outcome measures, including NRS scores at other time points, the revised Fibromyalgia Impact Questionnaire, and the Patient Global Impression of Change.

Long-Term Safety Exposure Study

In December 2013, we announced the initiation of F203, a 12-month open-label extension study of TNX-102 SL to be taken daily at bedtime, into which patients who have completed the BESTFIT study may enroll. The goal is to obtain sufficient 6 and 12 month exposure data in FM patients to meet the NDA submission requirement.

TNX-102 SL – Post-Traumatic Stress Disorder Program

We are also advancing TNX-102 SL for the management of PTSD. We held a pre-IND meeting with the FDA in October 2012, and we plan to file an IND to pursue this indication in the second quarter of 2014. We plan to begin a Proof-of-Concept (POC) trial of TNX-102 SL in subjects with military-related PTSD in the third quarter of 2014. Based on the results of the POC trial, we will meet with the FDA to finalize the design of the registration studies to support the PTSD NDA.  We believe the approval will be based upon positive results from two adequate, well-controlled efficacy and safety studies and long-term (6 and 12 month) safety exposure data. We expect the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM can be used to support the PTSD indication.

TNX-201 – Episodic Tension-Type Headache Program

TNX-201 is a single isomer of isometheptene mucate (IMH) and is under development as a treatment for ETTH, an indication believed to affect approximately 20% of the global adult population. Although currently not approved for any indication, IMH has an extensive history of use as a prescription pharmaceutical in the U.S. as a mixture of two mirror-image isomers, also known as a racemic mixture. Racemic IMH has been marketed in combination products for the relief of tension and vascular headaches (examples include Midrin® and MigraTen®). The selection of a single isomer of IMH for development may confer an improved clinical profile as compared to the racemic mixture, consistent with the FDA Stereoisomeric Drugs Development Policy, and is supported by our pharmacology data. We held a pre-IND meeting with the FDA in January 2014 to discuss the regulatory pathway for the development of TNX-201 for the treatment of ETTH. The initial IND for TNX-201 will not require any additional nonclinical data to support a first-in-man study, and we plan to conduct a Phase I comparative pharmacokinetic and safety study in the fourth quarter of 2014. Although the development of TNX-201 will be based on the available information on racemic IMH, the NDA approval will be required to conform with the 505(b)(1) NDA requirement.

Additional Product Candidates

In addition to TNX-102 SL, we have developed other innovative formulations of CBP, including TNX-102 promicellar gelatin capsule, or TNX-102 gelcap. We have developed TNX-102 gelcap under an agreement with Lipocine, Inc., or Lipocine, a contract formulation developer and small-scale manufacturer. We met with the FDA to discuss the TNX-102 gelcap development program in August 2011 and have generated clinical data that support the further development of this candidate. However, we currently do not plan to advance TNX-102 gelcap, and in March 2014, we notified Lipocine of our decision to not exercise our option to license Lipocine’s technology, although we own all the work product, information and data from the studies conducted.

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination of two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 under the 505(b)(2) provision as a treatment for alcohol abuse and dependence, and plan to begin formulation work on TNX-301 in 2014. In addition, we recently acquired rights to intellectual property on the development of protective agents against radiation exposure and on the development of novel smallpox vaccines. The radio- and chemo-protective technology relates to proprietary forms of a small molecular pharmaceutical agent, which is believed to protect against ionizing radiation after oral administration. The smallpox vaccine technology relates to proprietary forms of live vaccinia vaccines which may be safer than ACAM2000, which is the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. As we interact with the United States Department of Defense and related biodefense agencies regarding our development of TNX-102 SL for PTSD, we believe these technologies will expand our interaction and cooperation with such agencies. We plan to perform non-clinical research and development on these programs in 2014.

For competitive reasons, we typically do not disclose the identities of the active ingredients or targeted indications in our pipeline until a U.S. patent has been allowed or issued.

Our Strategy

Our objective is to develop and commercialize our product candidates to treat CNS conditions, including FM, PTSD and ETTH. The principal components of our strategy to achieve this objective are to:

•
adopt a multi-pronged patent strategy to protect our products, including patents that protect methods of use for the active ingredients in our products, the formulation technology employed in our products, the performance characteristics of our products in the human body and the composition-of-matter of our products;

•	provide clear value propositions to third-party payers, including managed care companies or government programs such as Medicare, to merit reimbursement for our product candidates; and

•	establish and maintain a sales and marketing infrastructure, such that we will be able to effectively commercialize our products once approved.

Pursue development and regulatory approval pathways.  We are developing TNX-102 SL under the Section 505(b)(2) FDA pathway. This pathway can reduce the time and expense required for our development programs by allowing our use of previously-generated safety and efficacy information regarding the active pharmaceutical ingredients in our lead product candidates to support the filing and approval of our NDA application. Our use of this information may help reduce the size and scope of our preclinical and clinical trials. We expect to develop TNX-201 under Section 505(b)(1), the pathway followed for an NCE or marketed drug without an approved NDA in the United States.  For TNX-201, a single isomer of a marketed racemic drug, we are able to leverage the existing racemic IMH human experience to design an efficient development program. While we expect to pursue the development of TNX-301 under Section 505(b)(2), we have not yet discussed this candidate with the FDA. In general, our ability to pursue the 505(b)(1) or 505(b)(2) regulatory pathways will depend, at least in part, on the data available for reference of the particular candidate to support product registration. The use of a drug product for the treatment of a condition other than one of its approved label indications is called off-label use. The development of an existing FDA-approved drug for the treatment of a condition other than one of its approved label indications is considered a “new use”. For companies involved in the ethical development and marketing of prescription drugs in the US, FDA approval of a new use or new label indication is the only legal basis of marketing claims for that use or indication. Off-label use is not recognized by the FDA or FDA-regulated companies as a new use.

Adopt a multi-pronged patent strategy.  We are pursuing a multi-pronged patent strategy by seeking intellectual property protection on several aspects of our products. Aspects we seek to protect include, among others, methods of use for certain known active pharmaceutical ingredients, formulation technologies incorporated into our products, performance characteristics of our products in the human body and the composition-of-matter of our products. With respect to methods of use patents, we believe the therapeutic uses we target are new uses for these active ingredients and we have been issued patents directed to certain aspects of our new uses. For example, the invention of bedtime TNX-102 as a treatment for FM was novel and unexpected when our patents were filed in 2000. We are seeking additional patents to cover other new uses. For example, we filed a patent application seeking to protect the use of CBP in PTSD. With respect to formulation patents, we believe our products will be protected by patents that describe inventions of technology for making new formulations, which may include novel routes of delivery for the active ingredients. With respect to patents related to the performance characteristics of our products in the human body, we believe our products will be protected by patents that describe novel pharmacokinetic properties of the active ingredient, as well as of its active metabolites, at certain times after administration. For example, we filed a patent application seeking to protect novel pharmacokinetic properties of CBP as enabled by TNX-102 SL. In the case of TNX-201, for which the active ingredient is a single isomer of racemic isometheptene, we have filed a patent application seeking to protect the composition-of-matter of oral dosage forms that contain only the single isomer and not the racemic mixture.

Provide clear value propositions to third-party payors to merit reimbursement for our product candidates.  We are designing our clinical development programs to demonstrate compelling competitive advantages to patients and prescribers and also to demonstrate value propositions to third-party payors. We believe TNX-102 SL might help in the management of FM by reducing pain and other symptoms, such as fatigue. In addition, primarily as a result of its lower dosage, we believe that bedtime treatment with TNX-102 SL will have fewer day time side-effects than off-label bedtime treatment with immediate-release CBP products approved for the treatment of muscle spasm, or CBP IR. For FM, we believe an FDA-approved product would capture some of the off-label use of CBP IR. Because FDA approvals are based on objective data, we believe that third-party payors will provide reimbursement for an FDA approved product, even at a premium price relative to other drugs that are used off-label, such as CBP IR, tizanidine, baclofen, carisoprodol or metaxalone. For example, third-party payors reimburse the use of Lyrica, Cymbalta and Savella for FM despite the availability of off-label generic versions of drugs with similar mechanisms of action, for example, Neurontin® (gabapentin) and generic anti-depressants, respectively. Cymbalta lost its U.S. patent exclusivity in December 2013.

Establish and maintain an effective sales and marketing infrastructure. We believe TNX-102 SL and TNX-201 can be marketed to physicians in the United States by means of a sales force built by or engaged by us. Many large and small pharmaceutical companies engage contract sales organizations, or CSOs, to launch products and contracts with such organizations can be structured as a “rent-to-buy” model. The flexibility and scalability of such organizations has made it possible for many emerging companies to decide to market their own products. Therefore, we plan to work with CSOs to develop the capabilities of building a sales force, initially through contracting, and we may eventually internalize the sales and marketing capabilities. Another option for certain of our drug development candidates, including TNX-102 SL and TNX-201, would be to partner with companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for the commercialization of our products.

Our Lead Product Candidate

Our lead product candidate is TNX-102 SL, which we are developing for the treatment of FM and PTSD. TNX-102 SL consists of CBP in a mixture of inactive ingredients that are called “excipients”, which we believe will improve the absorption rate of CBP in ways that will optimize the product for bedtime treatment. The excipients used in TNX-102 SL are approved by the FDA for pharmaceutical uses.

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

Based on CBP’s safety and efficacy for treating muscle spasm, in the 1990s, Merck conducted studies to support an application to market a 5 mg Flexeril tablet for the over-the-counter, or OTC, market, whereby patients can purchase medicine without a physician’s prescription. Although Merck’s studies re-affirmed the safety and demonstrated efficacy of 5 mg Flexeril in several large trials, the OTC division of the FDA rejected the application for use without a prescription, apparently, we believe, because muscle spasm was deemed a condition that required a physician to diagnose and supervise treatment.

Merck divested the Flexeril franchise to Alza Pharmaceuticals, or Alza, which was subsequently acquired by Johnson and Johnson and Flexeril is part of its McNeil Consumer Healthcare division, or McNeil. Based largely on the Merck studies, McNeil won approval of Flexeril 5 mg tablets as a prescription medicine to treat muscle spasm. McNeil promoted Flexeril 5 mg tablets for the three year period of market exclusivity based on The Drug Price Competition and Patent Term Restoration Act of 1984, generally referred to as the Hatch-Waxman Act. Following this exclusivity period, several generics entered the market and took market share from Flexeril. McNeil has discontinued the manufacture of Flexeril.

Despite the approved uses of CBP in treating muscle spasm, we believe current marketed formulations of CBP are limited for treating FM by slow and unpredictable absorption. Following the ingestion of CBP IR, it takes more than one hour for clinically-meaningful blood levels to be achieved. As described in the Flexeril package insert, the amount of CBP absorbed into the bloodstream varies between 33 – 55% of the dose ingested. The variability in absorption may be due to several factors, including effects of the stomach pH (acidity or base) on the dissolution of the tablets, as well as the context of either an empty stomach or a recent meal. Food in the stomach and small intestine from a recent meal contributes to variability in absorbing other drugs. The uncertainties in absorption rates make it challenging for a physician contemplating a bedtime treatment for FM to ensure the intended therapeutic effect is achieved without risking side effects like next-day drowsiness, which could result if the patient has too much CBP remaining in the bloodstream the next day.

If a product could provide rapid and consistent absorption of CBP, patients would be more likely to receive a drug exposure profile that is aligned with the intended period of exposure and less likely to receive too little drug to receive a therapeutic effect. Conversely, patients would be less likely to receive too much drug, which might lead to potential side effects, including next-day drowsiness. An optimal bedtime CBP product could have faster absorption, lower blood levels in the morning and more predictable effects than the IR tablet format. We have tested a number of technologies to optimize the properties of CBP as a bedtime therapy for FM and PTSD. Our lead product, TNX-102 SL is a novel sublingual tablet form of CBP that we have tested in pre-clinical and clinical studies. We entered TNX-102 SL into a potential pivotal clinical trial in FM in September 2013, and we plan to begin a POC trial in PTSD in the third quarter of 2014. We believe the unique properties of TNX-102 SL, as demonstrated by the results of our studies, support its development in both FM and PTSD.

TNX-102 SL in Fibromyalgia Syndrome

TNX-102 SL, our lead product candidate, is a rapidly disintegrating tablet containing CBP that is designed to be placed under the tongue at bedtime. The development of TNX-102 SL in FM is supported by the results of the Moldofsky Study, which evaluated oral administration of TNX-102 capsules in the evening, as well as by preclinical and comparative clinical pharmacokinetic studies.

In the Moldofsky Study, which was a randomized, double-blind, placebo-controlled, Phase 2a trial, it was demonstrated that TNX-102 capsules, swallowed between dinner and bedtime, resulted in significant decreases in next-day pain and other core FM symptoms after eight weeks of treatment, as well as in a significant improvement in sleep quality. We believe that CBP exerts its benefit in FM via its ability to improve the restorative quality of sleep, which has been shown to be frequently impaired in patients with FM. Current CBP products are believed to be widely used off-label by FM patients.

FM is diagnosed by groups of symptoms that have been defined by committees of the American College of Rheumatology, or ACR, and a committee of experts from the organization Outcome Measures in Rheumatology. In 2007, Pfizer’s Lyrica became the first medicine approved by the FDA for the management of FM. In 2008, Eli Lilly’s Cymbalta became the second medicine approved by the FDA for the management of FM. In 2009, Savella was the third medicine approved by the FDA for the management of FM. Savella is marketed by Forest Laboratories.

Product Development Plan

Phase 2a Data of TNX-102 capsules in FM Patients

Our motivation to focus our efforts on developing TNX-102 SL for FM stems from the results of the Moldofsky Study, the related rights to which we acquired from L&L. Specifically, this study was a randomized, double-blind, placebo-controlled, dose-escalating eight week trial conducted at two study centers. The study randomized 36 subjects, all of whom met ACR criteria for FM.

Patients received TNX-102 capsules or placebo to ingest after dinner and before bedtime. Each TNX-102 capsule contained 1 mg of CBP. Initially, patients took one capsule each evening, but over the course of the study, they were allowed to increase the number of capsules taken, up to four per evening.

At week eight, patients treated with TNX-102 capsules demonstrated significant improvements in pain, fatigue and tenderness relative to baseline, whereas placebo-treated patients did not improve. Although this study excluded patients who met formal criteria for major depressive disorder or any anxiety disorder, there is a high degree of co-existing symptoms of depression and anxiety associated with FM. Relative to baseline, treatment with TNX-102 capsules also resulted in a significant reduction in total Hospital Anxiety and Depression Scale score, which measures symptoms of anxiety and depression, and the HAD depression subscore which measures depressive symptoms.

Figure 1:  Results of a Phase 2a Study of TNX-102 capsules in FM patients as administered between dinner and bedtime.

As illustrated in Figure 1, this study showed that treatment with TNX-102 capsules as compared to treatment with placebo:

•	decreased musculoskeletal pain, by demonstrating a significant decrease in mean subject-assessed numeric pain score (p<0.05); and

•	improved mood, by demonstrating a significant decrease in mean HAD depression subscore (p<0.05).

This study also showed that TNX-102 capsules taken between dinner and bedtime resulted in a significant improvement in objective measures of sleep quality. We believe that CBP exerts its benefit in FM via its ability to improve the restorative quality of sleep, which has been shown to be frequently impaired in patients with FM.

In this study, TNX-102 capsules were well tolerated, with no serious adverse events or discontinuations due to adverse events.

This research was published in the Journal of Rheumatology, in an article entitled “Effects of Bedtime Very Low Dose (VLD) Cyclobenzaprine (CBP) on Symptoms and Sleep Physiology in Patients with Fibromyalgia Syndrome (FM): A Double-blind, Randomized, Placebo-controlled Study.” The citation is: Moldofsky H, Harris H, Kwong T, Archambault WT and Lederman S. J Rheum 2011 Dec;38(12):2653-63.

Pharmacokinetic and Bioavailability Studies

We have conducted preclinical and clinical studies of our sublingual formulations of CBP, which have evaluated the pharmacokinetics of these formulations as well as their comparative bioavailability to oral CBP.

Our preclinical and clinical studies demonstrated that our sublingual formulations provide faster delivery and more efficient systemic absorption of CBP as compared to current oral forms of the drug.

In three Phase I comparative pharmacokinetic and bioavailability studies, TNX-102 SL was generally well tolerated.  There were no unexpected adverse events, with the exception of a mild, temporary numbness at the tongue experienced by less than one-third of the subjects that received TNX-102 SL tablets.

Phase 2b/3 “BESTFIT” Study

We are currently conducting a Phase 2b/3 study of TNX-102 SL in FM called the BESTFIT trial. In this multicenter, randomized, double-blind, placebo-controlled clinical trial, FM patients will be administered either TNX-102 SL or placebo at bedtime nightly for 12 weeks. We expect that our BESTFIT trial, if successful and accepted by the FDA, will be one of the two pivotal studies required to support the NDA approval. The study began in September 2013 and we expect to announce initial results in the fourth quarter of 2014.

Long-Term Safety Exposure Study

In December 2013, we announced the initiation of F203, a 12-month open-label extension study of TNX-102 SL to be taken daily at bedtime, into which patients who have completed the BESTFIT study may enroll.  The goal is to obtain sufficient 6 and 12 month safety exposure data in FM patients to meet the NDA submission requirement.

Prospective Confirmatory Phase 3 Study

If our Phase 2b/3 BESTFIT study of TNX-102 SL in FM is successful, then we expect to conduct a 12-week, randomized, double-blind, placebo-controlled confirmatory Phase 3 study of TNX-102 SL in support of product registration. It is likely that the primary efficacy measure in this study will be the change in pain severity with TNX-102 SL as compared to a placebo at week 12, as assessed by the NRS, similar to the primary efficacy measure of BESTFIT. Secondary outcome measures will be determined based on the results from the BESTFIT study. These will be carefully selected to support competitive labeling for TNX-102 SL for FM.

Prospective Multi-dose Pharmacokinetic Study

Since CBP will be used chronically in TNX-102 SL, we plan to study TNX-102 SL in comparison to CBP IR in a multiple-day dosing (once daily) study. The results of this study will provide information regarding blood levels of CBP resulting from use of the marketed IR tablet and our sublingual TNX-102 SL tablet when taken in a multiple day regimen. We expect the data from this study to serve as a ‘bridge’, in that they will allow us to use the CBP IR tablet as the reference product in our submission of a Section 505(b)(2) NDA for TNX-102 SL.

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

Nonclinical

In addition to the clinical data necessary to support the TNX-102 SL 505(b)(2) NDA filing for the fibromyalgia indication, the FDA also clarified the nonclinical studies required for the NDA filing since the information from the reference product is either unavailable for reference or failed to meet the current regulatory standard. In 2014, we will be selecting an FDA-certified Good Laboratory Practices laboratory to conduct a six month repeated-dose toxicology study in rats, a nine month repeated-dose toxicology study in dogs and a peri- and post-natal Segment III study required for the NDA filing. We plan to submit these draft toxicology protocols for FDA review and seek agreement on the doses and facilities chosen for these studies. These studies will be performed concurrently with the Phase 3 study and will be completed ahead of the NDA submission. Based on the Flexeril labeling and post-marketing surveillance information, there is no evidence of abuse for CBP. As a result, we will not have to assess the abuse potential of TNX-102 SL for the NDA submission.

Manufacturing

The TNX-102 SL drug product that has been manufactured for our BESTFIT study was manufactured in a small-scale current Good Manufacturing Practice, or cGMP, facility that is licensed to manufacture clinical trial materials, but not equipped for large-scale commercial production. For the second pivotal study and for the commercial product, we have engaged a commercial cGMP facility that is capable of manufacturing the registration batches to support the NDA. The product’s comparability will be supported by the bioequivalence results from the “bridging” study, TNX-CY-F105.

Other NDA Requirements

We have submitted a Pediatric Study Plan, or PSP, which contains a partial waiver of the requirement to submit pediatric assessments per Section 505B(a)(4)(A)(i) of the FDCA. Final PSP requirement will be determined at the time of NDA approval.

Based our discussions with the FDA and the FDA formal meeting minutes, we will not have to conduct special populations (geriatric and renal/hepatic impaired), drug-drug interaction or a cardiovascular safety study to support the NDA filing. Due to the well-established safety profile of CBP at much higher doses than we proposed for FM, the FDA requests no risk management plan or medication guide for this product.

Regulatory Strategy

The FDA approvals of Lyrica, Cymbalta and Savella establish a regulatory approval standard for the management of FM. However, given the heterogeneity of patients with this disease, it may not prove to be the only pathway or approval requirement. We hope to register TNX-102 SL with the FDA through the provisions of Section 505(b)(2). This regulatory pathway may help to accelerate product development and reduce overall business risk. The 505(b)(2)-based product development plan for TNX-102 SL is designed to leverage the safety data that have been generated by other manufacturers for CBP-containing products and accepted by the FDA in support of their product registrations, in addition to the safety data we generate. TNX-102 SL contains significantly less active CBP than other marketed products. We believe that the safety data package from these products and the CBP prescriptions utilization database analyzed by IMS Health Incorporated will provide adequate safety margin to support TNX-102 SL development. At our End-of-Phase 2/Pre-Phase 3 meeting we held with the FDA in February 2013, we discussed the nature and extent of the Phase 2b and Phase 3 clinical trials we need to conduct to so as to receive regulatory acceptance of our proposed NDA plan for a differentiated product for the management of FM.

If NDA approval of TNX-102 SL is granted, in addition to the three-year marketing exclusivity provided by law, we expect this product to be protected by patents that extend through at least 2021, during which time it should not be subject to generic substitution. We plan to continue to support the TNX-102 SL program with new patent applications as we obtain data from the clinical evaluation of our new formulation in healthy human subjects and in FM patients. For example, we have recently filed patent applications on TNX-102 SL which, if issued, would be expected to provide protection from generic substitution until at least 2033.

TNX-102 SL in Post-Traumatic Stress Disorder

We are also developing TNX-102 SL for the management of PTSD, a psychiatric disorder that begins in the aftermath of traumatic experiences. We held a pre-IND meeting with the FDA in October 2012, at which our clinical program for PTSD was discussed. We plan to file an IND in the second quarter of 2014 to support the initiation of a POC efficacy study in the third quarter of 2014.

Parallels Between FM and PTSD

A number of parallels have been noted between FM and PTSD. In addition, symptom overlap may exist between patients diagnosed with FM or PTSD. In a survey of males with PTSD or major depression (Amital et al, Posttraumatic stress disorder, tenderness, and fibromyalgia syndrome: are they different entities? J. Psychosom. Res. 2006, 61(5):663-9), 49% of PTSD patients met the ACR criteria for FM compared to 5% of major depression patients. Conversely, in a different survey of FM patients (Cohen et al., Prevalence of post-traumatic stress disorder in fibromyalgia patients: overlapping syndromes or post-traumatic fibromyalgia syndrome? Semin. Arthritis Rheum. 2002, 32(1):38-50), 57% of the sample had symptoms associated with PTSD.

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

Our rationale for studying the effects of CBP in PTSD derives from the following:

•	our clinical studies that treatment with TNX-102 capsules improves FM symptoms, a disorder having significant overlap with PTSD;

•	our clinical studies that TNX-102 capsules can improve sleep quality, which is impaired in PTSD; and

•	in receptor binding studies conducted by Caliper under our direction, CBP interacts with a receptor on brain cells called the serotonin type 2a receptor. Based on numerous peer-reviewed scientific publications, we have identified a number of compounds that bind this receptor that have been shown to have effects in treating PTSD. Therefore, it is our belief that CBP, because it binds to the serotonin type 2a receptor, will have a therapeutic effect in treating PTSD.

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

Product Development Path

Based on the recommendations and guidance received at our October 2012 pre-IND meeting with the FDA and in consultation with experts in this psychiatric disorder, we plan to file an IND application for TNX-102 SL in the PTSD indication in the second quarter of 2014, and to begin a POC trial in the third quarter of 2014. We expect to be able to use TNX-102 SL tablets manufactured for the FM studies in this clinical trial.

Prospective Proof-of-Concept Study

The IND to be filed in the second quarter of 2014 will have the information necessary to support a POC clinical study to ascertain the potential efficacy of TNX-102 SL in PTSD. We expect this will be a randomized, double-blind, placebo-controlled, parallel study of bedtime TNX-102 SL in military-related PTSD subjects. We expect the dosing period to be six weeks, and the primary efficacy measure to be the change in the Clinician-Administered PTSD Scale from baseline to week six.

Prospective Phase 3 Studies

If our POC trial of TNX-102 SL in PTSD is successful, we will meet with the FDA to finalize the design of the registration studies to support the PTSD NDA. We believe the approval will be comprised of positive results from two adequate, well-controlled efficacy and safety studies and long-term (6 and 12 month) safety exposure data. We expect the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM can be used to support the PTSD indication.

Regulatory Strategy

The approvals by the FDA of Paxil (paroxetine) and Zoloft (sertraline) for treating PTSD established a regulatory approval pathway for symptom reduction in PTSD. We believe our clinical development program of TNX-102 SL and the long term safety data generated from the TNX-102 SL FM NDA program will result in a differentiated product suitable for chronic use for the treatment of PTSD. We believe that our planned clinical trials in PTSD, if successful, will provide sufficient evidence of clinical efficacy and safety to support a 505(b)(2) NDA for TNX-102 SL for the management of PTSD.

We held a pre-IND meeting with the FDA on TNX-102 SL in PTSD in October 2012, and we expect to file an IND in the second quarter of 2014 and to initiate a POC study in the third quarter of 2014. We plan to meet with the FDA when we complete the POC efficacy study to further discuss the development plan, especially the design of the pivotal studies. If the results from the POC efficacy study are positive, we plan to seek a Breakthrough Therapy designation for TNX-102 SL in PTSD. The Breakthrough Therapy designation process is a new and uncertain process, in which the majority of requests for designation have been denied.

Drug Delivery Technology

TNX-102 SL

TNX-102 SL is a small tablet that rapidly disintegrates in saliva and delivers CBP across the mucosal membrane into the systemic circulation. In addition to CBP, TNX-102 SL contains excipients, which are well-characterized, are listed in the Inactive Ingredient Guide and are approved for pharmaceutical use. TNX-102 SL contains sublingual absorption-enabling ingredients that promote a local oral environment that facilitates mucosal absorption of CBP. These include agents that favor a mildly basic salivary pH. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization.

TNX-102 Gelcap

In June 2007, we entered into a Feasibility and Option Agreement with Lipocine, which was amended in October 2010 (the “Feasibility Agreement”). Pursuant to the Feasibility Agreement, we identified and obtained an exclusive worldwide option on technology from Lipocine that employs mixtures of different types of lipids to envelop CBP molecules in the small intestine and facilitate absorption into the bloodstream. We selected a candidate formulation, TNX-102 gelcap, based on properties that included the dispersion of CBP in simulated gastric or small-intestinal fluids and the stability of the formulation over time. Lipocine was also engaged to manufacture gelatin capsules of TNX-102 gelcap for use in a pharmacokinetic trial, for which we reported results in April 2012. In March 2014, we completed the final report of the pharmacokinetic trial (the “Final Report”) and had 30 days to decide whether to exercise the option to license certain technology owned by Lipocine. Following our receipt of the Final Report, in March 2014, we notified Lipocine of our decision to not exercise the option, although we own all the work product, information and data from the studies conducted.

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

In 2007, Lyrica became the first medicine approved by the FDA for the management of FM. Lyrica previously had been approved and marketed to treat pain in other conditions as well as epilepsy. In 2008, Cymbalta became the second medicine approved by the FDA for the management of FM. Cymbalta previously had been approved and marketed to treat depression. FM shares a number of symptoms with depression, and a number of FM patients are believed to experience depression as a co-existing condition. Savella was the third medicine approved by the FDA for the management of FM. Savella’s active ingredient, milnacipran, is approved for the treatment of depression in Europe.

As many products used for the treatment of FM are approved and marketed for other conditions, sales of these products related specifically to FM can only be estimated. Based on information obtained from publicly available sources, we believe U.S. sales of prescription drugs specifically for the treatment of FM totaled approximately $1.5 billion in 2012, and we believe this segment had grown at a compounded annual growth rate of approximately 14% in 2007 – 12. Based on information obtained from publicly available sources, we believe 2012 sales of Cymbalta, Lyrica, and Savella were approximately $600 million, $475 million, and $100 million, respectively. Cymbalta lost its U.S. patent exclusivity in December 2013. Despite the availability of FDA approved products, we believe the current treatment options for FM continue to leave many patients dissatisfied.

Prior to 2007, the landscape of prescription drugs used to treat FM was characterized by off-label use of generically-available therapies. Drugs that had been prescribed as the primary treatments for FM were approved for other indications, with analgesics, antidepressants, and muscle relaxants among the categories receiving the greatest use by the FM population. Despite the significant FM-related sales growth of the three products approved for FM following their approvals for this indication, according to market research performed by Frost and Sullivan on our behalf, the unit volume of medications prescribed to specifically treat FM had been nearly flat between 2007 and 2010, implying that the sales growth of the approved products was mainly driven by patients switching from off-label, generic medications to on-label, branded medications. In particular, these market dynamics are consistent with the interpretation that Lyrica’s growth in FM was driven by switching from off-label analgesics, and Cymbalta’s and Savella’s growth in FM was driven by switching from off-label anti-depressants. Increasingly, Cymbalta, Savella and Lyrica are recognized as central pain inhibitors and not just treatments for their original indications.

Despite the wide use of muscle relaxants by FM patients, this category lacks a product approved for FM. Demand continues to be satisfied by off-label medicines such as CBP, tizanidine, baclofen, carisoprodol and metaxalone. These muscle relaxants have generic and branded versions. According to Frost and Sullivan, 48 million doses of the Flexeril brand and its associated CBP IR generic products were prescribed off-label for FM in 2010 and accounted for approximately 35% of the daily doses of muscle relaxants prescribed for FM that year. These figures indicate that muscle relaxants in general, and CBP in particular, have been widely adopted in FM despite the lack of an approval for this disorder. As FM patients do not typically experience muscle spasm, we believe that the use of muscle relaxants in FM is off-label from a regulatory perspective and provides therapeutic effects to FM patients that are different from those in treating muscle spasm. Therefore, in FM, CBP acts as a central pain inhibitor and not as a muscle relaxant.

Despite the availability and use of a variety of pharmacologic and non-pharmacologic interventions, FM remains a significant unmet medical need. Many patients fail to adequately respond to the approved medications, or discontinue therapy due to poor tolerability. Prescription pain and sleep medications are often taken ‘off-label’ for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. An important goal of FM treatment is to reduce the dependence on opiate analgesic as well as on benzodiazepine and non-benzodiazepine sedative-hypnotic medications by FM patients. Since CBP has no recognized addictive potential, we believe that TNX-102 SL, if approved, could reduce the exposure of FM patients to medications that have not been shown to be effective in treating FM and are associated with significant safety risks.

Challenges in the Market for CNS Therapies

Developers of pharmaceutical treatments for syndromes and disorders that affect the CNS face special challenges. In many cases, the causes and exacerbating factors of CNS conditions remain unknown. Frequently, key symptoms are known only by patient reports and cannot be objectively validated or measured. Symptoms like pain, fatigue, disturbed sleep, cognitive/concentration problems or altered mood are characteristics of more than one condition. Often, physicians may not agree that a particular patient is affected by one or another condition or by more than one co-existing conditions.

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

Opportunity for New Treatments of FM

We believe the market for the treatment of FM is underserved, which we believe fuels a need for new therapeutic options. Due to the market acceptance of approved FM treatments Cymbalta, Lyrica and Savella, we believe there will be significant interest in effective and well-tolerated drug treatment options.

We believe that if TNX-102 SL won FDA approval, it would be an appealing option because it is believed to act by a different mechanism of action from the currently approved products, and we expect TNX-102 SL will be recommended for use at bedtime. Lyrica is recommended for twice or three-times daily dosing. Cymbalta was found effective at once-daily or twice-daily dosing and is generally restricted to daytime use and not recommended for bedtime use.

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

The markets for medicines to treat FM, PTSD, ETTH and other CNS conditions are well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies. Eli Lilly (Cymbalta), Forest Laboratories (Savella), and Pfizer (Lyrica) market FDA approved drugs for FM. Cymbalta lost its U.S. patent exclusivity in December 2013. GlaxoSmithKline (Paxil) and Pfizer (Zoloft) market FDA approved drugs for PTSD. Paxil and Zoloft lost their U.S. patent exclusivities in 2003 and 2006, respectively. Non-prescription medications used for ETTH include non-steroidal anti-inflammatory drugs, including ibuprofen and naproxen; acetaminophen; and aspirin. Medications prescribed for ETTH include Fiorinal, Fiorinal with Codeine, Fioricet, and their generic equivalents.

As of March 2014, we are aware of several companies developing prescription medications for FM, including Allergan, Chelsea Therapeutics, Meda, Merck, Pfizer, RiboCor and Theravance. Clinical trials in the U.S. are registered with the FDA and reported on the website www.clinicaltrials.gov. Medications that are used off-label for the treatment of FM include:

•	gabapentin;

• muscle relaxants, such as cyclobenzaprine;

• anti-depressants, such as amitriptyline, venlafaxine, and trazodone;

• tramadol;

• opioids; and

• benzodiazepine as well as non-benzodiazepine sedative hypnotics.

A number of companies are developing prescription medications for PTSD, including AstraZeneca, Biotie, Forest, GlaxoSmithKline, Lundbeck, Marinus Pharmaceuticals, Merck, Nanotherapeutics, Johnson and Johnson, Pfizer, and UCB. Medications that are used off-label for the treatment of PTSD include anti-depressants, such as nefazodone and trazodone; the antihistamine cyproheptadine; and certain atypical antipsychotics, such as olanzapine and risperidone.

A number of companies are developing prescription medications for tension-type headache, including Bayer, GlaxoSmithKline, and Pfizer.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to TNX-102 SL compositions and methods of use. As of March 21, 2014, we are either the owner of record of or own the contractual right to five issued U.S. patents and 26 issued non-U.S. patents. We are actively pursuing an additional 13 U.S. patent applications, of which three are provisional and 10 are non-provisional, four international patent applications, and 21 non-U.S. patent applications.

We strive to protect the proprietary technology that we believe is important to our business, including our proprietary technology platform, our product candidates, and our processes. We seek patent protection in the United States and internationally for our products, their methods of use and processes of manufacture, and any other technology to which we have rights, where available and when appropriate. We also rely on trade secrets that may be important to the development of our business.

Our success will depend on 1) the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, 2) the validity and enforceability of our patents, 3) the continued confidentiality of our trade secrets, and 4) our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be certain that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the first non-provisional priority application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the statutory 20 year term of the patent for the approved product. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patent portfolios for our proprietary technology platform and our three most advanced product candidates as of March 21, 2014 are summarized below.

TNX-102 SL

Our VLD CBP bedtime treatment technology was discovered by Dr. Iredell W. Iglehart, MD and was sold to Vela Pharmaceuticals and is termed the “Iglehart Technology”. We acquired the Iglehart Technology from L&L, which acquired it from Vela Pharmaceuticals. The patent portfolio for TNX-102 SL relating to the Iglehart Technology includes patent applications directed to pharmaceutical compositions containing CBP, CBP formulations, and methods for treating FM and other CNS conditions utilizing CBP. The Iglehart Technology portfolio includes issued U.S. patents, such as U.S. Patent Nos. 6,541,523, 6,395,788 and 6,358,944, and corresponding issued foreign counterpart patents or applications. U.S. Patent Nos. 6,541,523, 6,395,788 and 6,358,944 are expected to expire in 2020, unless they are eligible for patent term extensions on the basis of FDA approvals.

The unique pharmacokinetic profile of TNX-102 was discovered by Tonix and its development partners and is termed the “PK Technology.” The patent portfolio for TNX-102 SL relating to the PK Technology includes patent applications directed to pharmaceutical compositions containing CBP, CBP formulations, and methods for treating FM and other CNS conditions utilizing CBP. The PK Technology patent portfolio includes U.S. Patent Application No. 13/918,692. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2033, excluding any patent term adjustments or extensions.

Certain Eutectic Compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for TNX-102 SL relating to the Eutectic Technology includes patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating FM and other CNS conditions utilizing eutectic CBP compositions, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patent applications, such as U.S. Patent Application No. 14/214,433. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034, excluding any patent term adjustments or extensions.

TNX-201 — Isometheptene Isomers

The patent portfolio for TNX-201, relating to isometheptene isomers and termed the “Isometheptene Technology” includes patent applications directed to a purified isomer of isometheptene, pharmaceutical compositions containing isometheptene, isometheptene formulations, methods for modulating headache and other CNS conditions and treating CNS conditions utilizing isometheptene isomers, and methods of manufacturing isometheptene isomers. The Isometheptene Technology patent portfolio includes U.S. Patent Application No. 14/158,735 as well as U.S. Provisional Patent Application Nos. 61/926,739, 61/953,715 and 61/814,664. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034, excluding any patent term adjustments or extensions.

TNX-301 — Alcoholism Treatment

The patent portfolio for disulfiram and selegiline combinations includes patents and patent applications. It includes claims directed to disulfiram and selegiline, pharmaceutical compositions containing disulfiram and selegiline, disulfiram and selegiline formulations, methods of treating an alcohol use disorder, and methods of modulating alcohol abuse and dependence. It includes issued U.S. Patent Nos. 8,093,300 and 8,481,599. The patent expiring last is expected to expire in 2024, excluding any patent term extensions.

Biodefense Technologies

We are currently developing TNX-102 SL for the management of post-traumatic stress disorder, an indication that is relevant to biodefense. In March 2014, we acquired the rights to develop two additional biodefense technologies: a new drug candidate that potentially protects humans from certain effects of radiation and a new vaccine candidate against smallpox. With respect to the radioprotection drug candidate, we acquired U.S. non-provisional Patent Application No. 14,203,733 and related intellectual property rights. The radio- and chemo-protective technology relates to proprietary forms of a small molecular pharmaceutical agent, which is believed to protect against ionizing radiation after oral administration. With respect to the smallpox vaccine candidate, the Company acquired US non-provisional Patent Application No. 14,207,727 and related intellectual property rights. The smallpox vaccine technology relates to proprietary forms of live vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that these technologies, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary technology platform are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to rights in related or resulting inventions and know-how.

Trademarks

We seek trademark protection in the United States and outside of the United States where available and when appropriate. We have applied for a trademark for Tonix Pharmaceuticals in the United States.

Issued Patents

Our current patents owned are as follows:

Very-Low Dose Cyclobenzaprine

Patent No.	Title	Country / Region	Expiration Date
6,541,523	Methods for Treating or Preventing Fibromyalgia Using Very Low Doses of Cyclobenzaprine	U.S.A	Aug. 11, 2020

6,395,788	Methods and Compositions for Treating or Preventing Sleep Disturbances and Associated Illnesses Using Very Low Doses of Cyclobenzaprine	U.S.A.	Aug. 11, 2020

6,358,944	Method and Compositions for Treating Generalized Anxiety Disorder	U.S.A.	Aug. 23, 2020

299369	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Austria	Aug. 11, 2020

1202722	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Belgium, France, Ireland, Luxembourg, Monaco, Portugal, Switzerland, U.K.	Aug. 11, 2020

60021266.1	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Germany	Aug. 11, 2020

2245944	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Spain	Aug. 11, 2020

1047691	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Hong Kong	Aug. 11, 2020

516749	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	New Zealand	Aug. 11, 2020

Alcoholism Treatment

Patent No.	Title	Country / Region	Expiration Date
8,093,300	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	U.S.A.	May 23, 2024

8,481,599	Compositions and Methods for increasing compliance with therapies using aldehyde dehydrogenase inhibitors and treating alcoholism	U.S.A.	Nov. 4, 2022

2002354017	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Australia	Nov. 4, 2022

2463987	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Canada	Nov. 4, 2022

1441708	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Austria, Belgium, Denmark, France, Germany, Luxembourg, Monaco, Portugal, Switzerland, U.K.	Nov. 4, 2022

532583	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	New Zealand	Nov. 4, 2022

Pending Patent Applications

Our current pending patent applications are as follows:

Sublingual Cyclobenzaprine/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.

P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina

2013/24661	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council

102121267	Compositions and Methods for Transmucosal Absorption	Taiwan

2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela

PCT/US13/46023	Compositions and Methods for Transmucosal Absorption	PCT

Sublingual Doxepin/Imipramine

Application No.	Title	Country / Region
PCT/US14/29688	Compositions and Methods for Transmucosal Absorption	PCT

PTSD Treatment

Application No.	Title	Country / Region
12/948,828	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.

10831895.7	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office

13103530.6	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong

Sleep Disorder Treatment

Application No.	Title	Country / Region
13/157,270	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

Depression Treatment

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.

2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia

2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada

12755254.5	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office

2013-557811	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Japan

614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand

Cyclobenzaprine/Amitriptyline Eutectics

Application No.	Title	Country / Region
14/214,433	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.

PCT/US14/29872	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	PCT

Not yet assigned	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan

Not yet assigned	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Isometheptene Isomer

Application No.	Title	Country / Region
61/814,664	Isometheptene Isomer	U.S.A.

61/926,739	Isometheptene Isomer Crystals	U.S.A.

14/158,735	Isometheptene Isomer	U.S.A.

PCT/US14/12142	Isometheptene Isomer	PCT

61/953,715	Eutectic Isometheptene Mucate	U.S.A.

Cocaine Addiction Treatment

Application No.	Title	Country / Region
13/820,338	Treatment for Cocaine Addiction	U.S.A.

2809966	Treatment for Cocaine Addiction	Canada

2011314358	Treatment for Cocaine Addiction	Australia

11832859.0	Treatment for Cocaine Addiction	European Patent Office

2013-527062	Treatment for Cocaine Addiction	Japan

10-2013-7008187	Treatment for Cocaine Addiction	Republic of Korea

13114135.2	Treatment for Cocaine Addiction	Hong Kong

Neurocognitive Dysfunction Treatment

Application No.	Title	Country / Region
12/151,200	Method for Treating Neurocognitive Dysfunction	U.S.A.

09743321.2	Method for Treating Neurodegenerative Dysfunction	European Patent Office

2723688	Method for Treating Neurodegenerative Dysfunction	Canada

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14207727	Novel Smallpox Vaccines	U.S.A.

Radio and Chemo Protective Agents

Application No.	Title	Country / Region
14203733	Radio and Chemo Protective Agents	U.S.A.

Trademark Application

We have one trademark application that is pending as follows:

Number	Name	Jurisdiction
85088881	Tonix Pharmaceuticals	U.S.A.

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

Manufacturing

We have contracted with third-party contract manufacturing organizations, or CMOs, for the manufacture of TNX-102 SL for investigational purposes, including preclinical and clinical testing, as follows:

CMO	Purpose
Lipocine Inc.	TNX-102 gelcap used in our completed pharmacokinetic study on this candidate
KABS Laboratories, Inc. (Quebec, Canada)	TNX-102 intravenous and sublingual solutions
Laboratorio Farmacologico Milanese S.r.l. (Milan, Italy)	TNX-102 SL tablets used in our completed pharmacokinetic studies
Pharmatek Laboratories	TNX-102 SL tablets being used in our current BESTFIT trial in FM, our current open-label safety extension study, and to be used in our planned POC trial in PTSD
Patheon	TNX-102 SL tablet scale-up and packaging development

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

Section 505(b) NDAs

There are two types of NDAs: the Section 505(b)(1) NDA, or full NDA, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs for TNX-102 SL for FM and PTSD, and for certain other products, that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. Although the clinical development of TNX-201 can be accelerated due to existing marketing experience, we expect to file a Section 505(b)(1) NDA for TNX-201 and for certain other products. A full NDA is submitted under Section 505(b)(1) of the FDCA, and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit NDAs under Section 505(b)(2) for TNX-102 SL for FM and PTSD. The FDA may not agree that this product candidate is approvable for FM or PTSD as Section 505(b)(2) NDAs. If the FDA determines that Section 505(b)(2) NDAs are not appropriate and that full NDAs are required for TNX-102 SL, the time and financial resources required to obtain FDA approval for TNX-102 SL could substantially and materially increase, and TNX-102 SL might be less likely to be approved. If the FDA requires full NDAs for TNX-102 SL, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If CBP-containing products are withdrawn from the market by the FDA for any reason, we may not be able to reference such products to support our anticipated TNX-102 SL 505(b)(2) NDA, and we may be required to follow the requirements of Section 505(b)(1).

Based on our intent to file under Section 505(b)(2) with respect to our lead product candidate, TNX-102 SL for FM and PTSD, we believe it is unlikely the development process for this product candidate will follow the ordinary course of Phase 1, Phase 2 and Phase 3 studies. Our human pharmacokinetic studies of TNX-102 SL represented the first use of sublingual CBP in humans and could therefore be described as “Phase 1.” However, because these studies compared TNX-102 SL to existing approved formulations of CBP and specified the comparable ability to deliver effective levels of CBP to the bloodstream of FM patients, these studies provide a reference to the therapeutic effects previously observed in our dose-ranging clinical study of TNX-102 capsules in FM patients. For these reasons, rather than always identifying clinical trials by Phase, we find it more illustrative to describe in a narrative form the purpose of the studies and the nature and potential significance of the results. Because our double-blind, randomized, placebo-controlled, dose-ranging study on bedtime CBP was performed in Canada, we did not meet with the FDA’s Center for Drug Evaluation and Research to discuss our approach and plans until August 2011. In February 2013, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA to discuss the clinical and nonclinical requirements to register TNX-102 SL for the management of FM based on the 505(b)(2) regulatory pathway.

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of Section 505(b)(2) NDAs, thereby delaying a Section 505(b)(2) product from entering the market. The FDCA provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for an NCE, meaning that the FDA has not previously approved any other drug containing the same active moiety. This exclusivity prohibits the submission of a Section 505(b)(2) NDA for any drug product containing the active ingredient during the five-year exclusivity period. However, submission of a Section 505(b)(2) NDA that certifies that a listed patent is invalid, unenforceable, or will not be infringed, as discussed above, is permitted after four years, but if a patent infringement lawsuit is brought within 45 days after such certification, FDA approval of the Section 505(b)(2) NDA may automatically be stayed until 7½ years after the NCE approval date. The FDCA also provides three years of marketing exclusivity for the approval of new and supplemental NDAs for product changes, including, among other things, new indications, dosage forms, routes of administration or strengths of an existing drug, or for a new use, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the application. Five-year and three-year exclusivity will not delay the submission or approval of another full NDA; however, as discussed above, an applicant submitting a full NDA under Section 505(b)(1) would be required to conduct or obtain a right of reference to all of the preclinical and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Breakthrough Therapy Designation

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, or FDASIA, was signed. FDASIA Section 902 provides for a new drug designation –Breakthrough Therapy.  A Breakthrough Therapy is a drug:

•	intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition; and

•	preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

If a drug is designated as Breakthrough Therapy, the FDA will expedite the development and review of such drug. In the event that our POC study of TNX-102 SL in PTSD is successful, we will request Breakthrough Therapy designation for TNX-102 SL. The Breakthrough Therapy designation process is relatively new, and the majority of requests for designation have been denied. We cannot predict the likelihood of success in seeking Breakthrough Therapy designation.

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

Employees

As of March 26, 2014, we had six full-time employees, of whom three are executives, one is finance and investor relations, and two are administrative. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our lead product candidate, TNX-102 SL. We have not yet obtained regulatory approvals for TNX-102 SL or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include:

•	our ability to obtain additional funding to develop our product candidates;

•	delays in the commencement, enrollment and timing of clinical trials;

•	the success of our clinical trials through all phases of clinical development, including our trials of TNX-102 SL;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to obtain and maintain regulatory approval for TNX-102 SL or any of our other product candidates in the United States and foreign jurisdictions;

•	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;

•	our dependence on CMOs to supply or manufacture our products;

•	our dependence on CROs to conduct our clinical trials and non-clinical research;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	market acceptance of our product candidates;

•	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

•	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

•	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials; and

•	our ability to obtain and maintain adequate insurance policies.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing on the regulatory approval of TNX-102 SL. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We may need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next twelve months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to initiate clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

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

In addition, the United States Patent and Trademark Office (the "PTO") and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials; or

•	adverse events.

If clinical trials are unsuccessful, and we are not able to obtain regulatory approvals for our product candidates under development, we will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support our business.

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s current good clinical practices requirements, or cGCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our clinical trials, including our Phase 2b/3 trial of TNX-102 SL in FM, will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are not able to control whether or not they devote sufficient time and resources to our clinical trials. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for such product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We also rely on other third parties to store and distribute drug products for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We have never conducted a pivotal clinical trial or submitted an NDA before, and may be unable to do so for TNX-102 SL and other product candidates we are developing.

If our Phase 2b/3 study of TNX-102 SL is successful, we then expect to conduct a Phase 3 confirmatory study in support of product registration. As these trials are intended to provide evidence to support marketing approval by the FDA, they are considered pivotal trials. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development, clinical testing and commercialization of drug candidates, our company has never conducted a pivotal clinical trial before, has limited experience in preparing, submitting and prosecuting regulatory filings, and has not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of TNX-102 SL and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of TNX-102 SL and other product candidates we are developing.

Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Serious adverse events or undesirable side effects from TNX-102 SL or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical trials, including TNX-102 SL, may show that our product candidates cause serious adverse events or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If TNX-102 SL or any of our other product candidates cause serious adverse events or undesirable side effects:

•	regulatory authorities may impose a clinical hold which could result in substantial delays and adversely impact our ability to continue development of the product;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;

•	we may be required to limit the patients who can receive the product;

•	we may be subject to limitations on how we promote the product;

•	sales of the product may decrease significantly;

•	regulatory authorities may require us to take our approved product off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

If we are unable to file for approval under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore possibly obtain a shortened review period for the applications. We held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in February 2013 to discuss the development of our lead product candidate, TNX-102 SL, in FM. Although our interactions with the FDA have encouraged our efforts to continue to develop TNX-102 SL for FM, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. We have not come to any agreement with the FDA as to the nature and extent of studies we may be required to conduct in order to achieve approval of TNX-102 SL in PTSD. The timeline for filing and review of our NDAs is based on our plan to submit those NDAs under Section 505(b)(2) of the FDCA, wherein we will rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our lead product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we advance our product candidates through preclinical studies and clinical trials and develop new product candidates, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees with the expertise and experience we will require;

•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

•	develop a marketing, distribution and sales infrastructure if we seek to market our products directly; and

•	continue to improve our operational, manufacturing, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer. Dr. Lederman has overseen Tonix Sub since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Loss of the services of Dr. Lederman would have a material adverse effect on our growth, revenues, and prospective business. We have key-man insurance on the lives of Dr. Lederman, Dr. Leland Gershell, our Chief Financial Officer, and Dr. Bruce Daugherty, our Chief Scientific Officer. We are also highly dependent on our directors and scientific team. We are not aware of any present intention of any of our key personnel to leave our company or to retire. While we have employment agreements with all our executives, they may terminate their employment at any time upon 30 days notice. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the "Pharmaceutical Corridor" that spans New York, New Jersey and Pennsylvania, as well as in the San Francisco Bay Area, where competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

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

We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We intend to rely on CMOs to manufacture some or all of our product candidates in clinical trials and our products that reach commercialization. Completion of our clinical trials and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. We have contracted with outside sources to manufacture our development compounds, including TNX-102 SL. If, for any reason, we become unable to rely on our current sources for the manufacture of our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for pre-clinical, clinical, and commercial purposes. Although we are in discussions with other manufacturers we have identified as potential alternative CMOs of TNX-102 SL, we may not be successful in negotiating acceptable terms with any of them.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct "adequate and well controlled" clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of qualified materials under cGMP, for use in clinical trials; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients; modification of clinical trial protocols; changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and government or regulatory delays or "clinical holds" requiring suspension or termination of the trials.

The results from early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain positive results from early clinical trials, we may not achieve the same success in future clinical trials. Clinical trials may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

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

The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

We are subject to extensive and costly government regulation.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates small molecule chemical entities as drugs, subject to an NDA under the FDCA. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of an NDA in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs-six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved.

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

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If TNX-102 SL or any of our other product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals;

•	reduced protection for intellectual property rights, including trade secret and patent rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires; and

•	difficulty in importing and exporting clinical trial materials and study samples.

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

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical trial, key man, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $200,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

RISKS RELATED TO OUR STOCK

Sales of additional shares of our common stock, including by us or our directors and officers following expiration or early release of the lock-up periods, could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others, including the issuance of common stock upon exercise of outstanding options and warrants, could adversely affect the price of our common stock. In connection with a public offering in January 2014, our directors and officers have entered into lock-up agreements for 90 days following such offering (which period may be extended under certain circumstances). Our directors and officers may be released from lock-up prior to the expiration of the lock-up periods at the sole discretion of Roth Capital Partners, LLC. We may sell additional shares and our directors and officers, upon expiration or earlier release of the lock-up, may sell shares into the market, which could adversely affect the market price of shares of our common stock.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and  pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2014 at the earliest, if at all. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of March 24, 2014, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 21.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

• delaying, deferring or preventing a change in corporate control;

• impeding a merger, consolidation, takeover or other business combination involving us; or

• discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

We maintain our principal office at 509 Madison Avenue, Suite 306, New York, New York 10022.  Our telephone number at that office is (212) 980-9155 and our fax number is (212) 923-5700. On February 11, 2014, we entered into a Lease Amendment and Expansion Agreement, whereby we agreed to lease additional premises commencing May 1, 2014 and expiring on April 30, 2019. Including the additional premises, the total square footage of our office space is approximately 4,800. An increase to the original Letter of Credit will be required in the amount of $72,354.24.

The amended base rent is as follows:

Lease Year	Amount Per Annum
2014	$220,085
2015	$269,844
2016	$277,509
2017	$285,404
2018	$293,537
2019	$98,758

Starting April 1, 2014, we will be renting two offices on a month-to-month basis at 900 E. Hamilton, Suite 100, Campbell, California 95008.  The combined monthly rent will be approximately $3,240.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On August 9, 2013, our common stock commenced trading on The NASDAQ Capital Market under the symbol “TNXP.” Prior to August 9, 2013, our common stock was traded on the OTCQB under the symbol “TNXP.” Prior to July 23, 2012, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “TNXP.OB.” Prior to February 2012, no public trades occurred in our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Stock Market, the OTCQB or the Over-the-Counter Bulletin Board, as applicable.

	Fiscal Year 2012
	High	Low
First Quarter	$41.20	$40.00
Second Quarter	$40.00	$16.60
Third Quarter	$20.00	$14.80
Fourth Quarter	$16.40	$5.00

	Fiscal Year 2013
	High	Low
First Quarter	$14.60	$4.80
Second Quarter	$15.00	$2.25
Third Quarter	$7.99	$3.00
Fourth Quarter	$11.35	$3.60

On March 24, 2014, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $11.13 per share. On March 24, 2014, there were 230 holders of record of our common stock.

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

Business Overview

We are a pharmaceutical company dedicated to the development of novel pharmaceutical products for challenging disorders of the CNS. We have a pipeline of product candidates led by TNX-102 SL, which is in pivotal development for FM and represents a new class of medication for this disorder. We expect to report initial results from our ongoing Phase 2b/3 trial of TNX-102 SL in FM in the fourth quarter of 2014. TNX-102 SL is also in development for PTSD, and is expected to enter a Phase 2 trial in this indication in the third quarter of 2014. We are developing TNX-201 for the treatment of ETTH, and we plan to begin clinical studies of TNX-201 in the fourth quarter of 2014. We hold worldwide commercialization rights to TNX-102 SL and TNX-201. Our pipeline also includes a program for the treatment of alcohol abuse and dependence, and protection from smallpox and radiation exposure.

We are pursuing FM as our lead indication for TNX-102 SL. Our therapeutic strategy is supported by positive results from a Phase 2a trial of TNX-102 capsules in FM patients, which demonstrated a significant decrease in pain and other symptoms after eight weeks of treatment. Following the completion of this study, as well the completion of several clinical pharmacokinetic studies of TNX-102 SL, we met with the FDA and announced that the agency indicated that positive results from two adequate, well-controlled safety and efficacy studies as well as the fulfillment of long-term safety exposure requirements for chronic use would support the approval of TNX-102 SL for the management of FM. We are currently conducting a Phase 2b/3 clinical trial of TNX-102 SL for the improvement of pain in people with FM (the BESTFIT trial), from which we expect to report initial results in the fourth quarter of 2014. We are also conducting a 12-month open-label extension study of TNX-102 SL, into which patients who have completed the BESTFIT study may enroll. Following the completion of the BESTFIT trial, we plan to complete the remaining aspects of our development program that are needed for an NDA submission under Section 505(b)(2), including the conduct at least one more pivotal trial in FM. We believe that TNX-102 SL also has the potential to address a range of other neuropsychiatric conditions, including PTSD. We have met with the FDA to discuss the development of TNX-102 SL for PTSD, and we plan to begin a Phase 2 trial to evaluate its efficacy and safety as a treatment for patients with PTSD in the third quarter of 2014.

We are developing another candidate, TNX-201, for the treatment of ETTH. We have met with the FDA to discuss the development of TNX-201 for ETTH, and we plan to conduct a human pharmacology study in the fourth quarter of 2014. Although the development of TNX-201 will be based on the available information of previously-approved, but currently-unapproved, products that contain the active pharmaceutical ingredient in TNX-201, we believe the marketing approval of TNX-201 will be required to conform with the NDA requirements under Section 505(b)(1).

We also have a pipeline of other product candidates, including TNX-301. We intend to develop TNX-301 under the 505(b)(2) provision as a treatment for alcohol abuse and dependence, and plan to begin formulation work on TNX-301 in 2014.

We also recently acquired rights to intellectual property on two biodefense technologies: one relates to the development of novel smallpox vaccines, and the other the development of protective agents against radiation exposure. We plan to perform non-clinical research and development on these programs in 2014.  As we interact with the United States Department of Defense and related biodefense agencies regarding our development of TNX-102 SL for PTSD, we believe these technologies will expand our interaction and cooperation with such agencies.  Commercializing certain biodefense products in the United States does not always require human efficacy studies, which leads us to believe the cost and risk of bringing these products to market will be reduced, related to other NCEs or new biologicals.

Recapitalization

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

Current Operating Trends

Our current research and development efforts are focused on developing our lead product, TNX-102 SL, but we also expend increasing effort on our other pipeline programs, including TNX-201. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We are currently conducting our BESTFIT study, a Phase 2b/3 clinical trial of TNX-102 SL in FM. We also plan to begin a Phase 2 trial of TNX-102 SL in PTSD in the third quarter of 2014, as well as advance TNX-201 for ETTH into clinical studies in the fourth quarter of 2014. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

Fiscal year Ended December 31, 2013 Compared to Fiscal year Ended December 31, 2012

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the fiscal years ended December 31, 2013 and 2012.

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2013 were $4,649,782, an increase of $2,066,474, or 80%, from $2,583,308 for the fiscal year ended December 31, 2012. This increase is primarily due to increased development work related to TNX-102 SL, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies, offset by a decrease in non-clinical studies. In 2013, we incurred $1,161,098, $1,418,589 and $431,871 in manufacturing cost, clinical activities and cost, and non-clinical activities and cost, respectively, as compared to $552,953, $836,278 and $468,509 in 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2013 were $6,238,661, an increase of $2,160,559, or 53%, from $4,078,102 incurred in the fiscal year ended December 31, 2012. This increase is primarily due to payroll related expenses and professional services.

Payroll related expenses increased to $3,247,689 in the current year from $1,820,877 for the fiscal year ended December 31, 2012, an increase of $1,426,812, or 78%. We incurred $1,717,037 in stock based compensation in connection with the vesting of stock options issued to board members, officers and employees in 2013 as compared to $865,157 in stock based compensation in 2012. The increase in cash payroll related costs of $574,932 was primarily a result of the hiring of new employees as well as employee bonuses.

Professional services for the fiscal year ended December 31, 2013 totaled $1,882,080, an increase of $437,625, or 30%, over the $1,444,455 recognized for the fiscal year ended December 31, 2012. Of professional services, legal fees totaled $902,714 for the fiscal year ended December 31, 2013, an increase of $437,191, or 94%, from $465,523 incurred for the fiscal year ended December 31, 2012. Of the legal fees incurred, $458,143 were patent related costs in the 2013 year as compared to $131,362 in 2012. Consulting fees totaled $735,034 for the fiscal year ended December 31, 2013, an increase of $266 or 0%, from $734,768 for the fiscal year ended December 31, 2012. Accounting fees incurred in the fiscal years ended December 31, 2013 and 2012 amounted to $244,332 and $244,164, respectively.

Travel, meals and entertainment costs for the fiscal year ended December 31, 2013 were $313,883, an increase of $205,635, or 190%, from $108,248 incurred in the fiscal year ended December 31, 2012. Travel, meals and entertainment costs include travel related to investor relations activities, which accounted for the primary increase from 2012. Rent for the fiscal years ended December 31, 2013 and 2012 totaled $116,569 and $116,732, respectively. Market research and analysis for the fiscal year ended December 31, 2013 was $48,161, a decrease of $181,385 or 79% from $229,546 incurred in the fiscal year ended December 31, 2012. Depreciation expense in fiscal 2013 totaled $16,591, an increase of $2,262, or 16%, over the expense of $14,329 incurred in fiscal 2012, as a result of the purchase of new office computers.

Change in fair value of warrant liability. In connection with our January and March 2012 financing, we issued warrants that contained certain reset provisions. As such, we were required to record the fair value as a liability and mark to market each reporting period. In June 2012, upon the effectiveness of our registration statement, these reset provisions expired. Therefore we adjusted the fair value of the warrants from their initial issuance in January and March 2012, charged operations in 2012 for the increase in fair value of $1,177,026 and reclassified the fair value of warrants to equity.

Interest Expense. Interest income for the fiscal year ended December 31, 2013 totaled $4,400, as compared to interest expense of $1,613,043 incurred during the fiscal year ended December 31, 2012, a decrease of $1,617,443. In the fiscal year ended December 31, 2012, our interest costs were comprised primarily of a beneficial conversion feature related to our issuance of convertible debentures in December 2012 charged to interest of $710,000, $196,166 of deferred financing costs related to the issuance of our secured convertible debentures in October 2011 and December 2012, allocated offering costs of $270,743 charged to interest as part of a financing, and the fair value of $426,152, net with prior period accrual, of common stock and warrants issued to convertible debentures holders in connection with the conversion to a financing. In addition, in 2012 we incurred interest expense related to our convertible debentures of $12,292, net with interest income of $2,310.

Net Loss. As a result of the foregoing, net loss for the year ended December 31, 2013 was $10,884,043, compared to a net loss of $9,449,600 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of $6,941,189, comprised primarily of cash of $8,201,622, offset by $765,417 of accounts payable, $1,165,670 of accrued expenses and $280,000 of promissory notes to related parties. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing Phase 2b/3 clinical trial of TNX-102 SL in FM. For the year ended December 31, 2013 and 2012, we used approximately $8,517,000 and $5,713,000 of cash in operating activities, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the year ended December 31, 2013, net proceeds from financing activities were from the sale of our common stock and warrants of approximately $10,042,000, the exercise of warrants of $4,581,000, and from the sale of promissory notes to related parties for $280,000. In the comparable 2012 period, approximately $6,933,000 was raised through the sale of shares of common stock and warrants, $320,000 from sale of notes payable and $390,000 from the sale of convertible debentures, net with $150,000 repayments. At December 31, 2013, we had cash of $8,201,622 compared to $1,785,390 at December 31, 2012. Our cash is held in bank deposit accounts.

Cash used in investing activities for the year ended December 31, 2013 was approximately $15,000 reflecting purchase of equipment as compared to cash used for the year ended December 31, 2012 of approximately $36,000 also reflecting purchase of equipment.

August 2013 Public Offering

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

The Offering closed on August 14, 2013. The Underwriters purchased the Units at an eight-percent discount to the public offering price, for an aggregate discount of approximately $0.34. We received net cash proceeds of $10,038,013 after deducting underwriting discounts and commissions and offering expenses of $440,787 payable by us associated with the Offering. On August 14, 2013, the Underwriters exercised their over-allotment option to purchase additional Warrants to purchase 402,000 shares of common stock.

The Underwriters also received warrants to purchase up to an aggregate of 107,200 shares of Common Stock, or four percent of the total number of shares included in the Units.

The Warrants are exercisable at an exercise price of $4.25 per share, subject to anti-dilutive adjustment, and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a "cashless" basis in certain circumstances. As of March 26, 2014, 1,184,264 of the Warrants remain outstanding.

The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Warrants.

January 2014 Public Offering

On January 24, 2014, we entered into an underwriting agreement (the “Second Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of several underwriters (collectively, the “Second Underwriters”), relating to the issuance and sale of 2,898,550 shares of our common stock. The public offering price for each share of common stock was $15.00.

The net proceeds to the Company from the sale of the shares of common stock was approximately $40.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  The Company granted the Underwriters a 45-day option to purchase up to an additional 434,782 shares of Common Stock to cover over-allotments, if any. The offering closed on January 29, 2014 and the over-allotment option expired unexercised.

Future Liquidity Requirements

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We may need to obtain additional capital in order to fund future research and development activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Transactions with Related Parties

We have entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board of Directors. Effective October 15, 2013, Lederman & Co received $325,000 per annum for its consulting services. On February 11, 2014, the agreement with Lederman & Co was terminated, and the Company simultaneously entered into an employment agreement with Dr. Lederman.

On July 31 and August 1, 2013, we sold three promissory notes in the aggregate principal face amount of $280,000 to two related parties in exchange for $280,000. The notes are payable on demand at any time after one year from issuance and bear no interest.

On March 18, 2014, Tonix Barbados entered into an asset purchase agreement (the “Starling Agreement”) with Starling Pharmaceuticals, Inc. (“Starling”) and an asset purchase agreement (the “Leder Agreement” and together with the Starling Agreement, the “Agreements”) with Leder Laboratories, Inc. (“Leder”). Seth Lederman, the Company’s Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

Pursuant to the Starling Agreement, Tonix Barbados acquired from Starling rights to a United States patent application for radio- and chemo-protective agents and related intellectual property rights, in exchange for $125,000 and 25,000 shares of our common stock.

Pursuant to the Leder Agreement, Tonix Barbados acquired from Leder rights to a United States patent application for novel smallpox vaccines and related intellectual property rights, in exchange for $125,000 and 25,000 shares of our common stock.

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

In May 2012, we issued options to purchase 175,000 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $30.00 and expiring 10 years from date of issuance. In February 2013, we issued options to purchase 226,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $10.20 and expiring 10 years from date of issuance. In February 2014, we issued options to purchase 173,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 11, 2015 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $15.88 and expiring 10 years from date of issuance.

Lease Commitments

In September 2010, we entered into a five-year lease for office space in New York City. We issued a letter of credit in the amount of approximately $60,000 for the benefit of the landlord, which is collateralized by a money market account.

On February 11, 2014, we entered into a Lease Amendment and Expansion Agreement, whereby we agreed to lease additional premises commencing May 1, 2014 and expiring on April 30, 2019. Including the additional premises, the total square footage of the office space is approximately 4,776. An increase to the original Letter of Credit will be required in the amount of $72,354.24. Our future minimum lease payments under the amended operating lease are as follows:

Year Ending December 31,
2014	$220,085
2015	269,844
2016	277,509
2017	285,404
2018	293,537
2019	98,758
TOTAL	$1,445,137

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2013 and 2012	F-3

Consolidated statements of operations for the years ended December 31, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through December 31, 2013	F-4

Consolidated statements of comprehensive loss for the years ended December 31, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through December 31, 2013	F-5

Consolidated statements of stockholders’ equity (deficiency) for the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008 and for the period from June 7, 2007 (date of inception) through December 31, 2007	F-6 – F-9

Consolidated statements of cash flows for the years ended December 31, 2013 and 2012 and for the period from June 7, 2007 (date of inception) through December 31, 2013	F-10

Notes to consolidated financial statements	F-11 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tonix Pharmaceuticals Holding Corp.

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, and cash flows for the years then ended and for the period from June 7, 2007 (inception) through December 31, 2013 and the consolidated statements of stockholders’ (deficiency) equity for each of the six years in the period ended December 31, 2013 and for the period from June 7, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tonix Pharmaceuticals Holding Corp. as of December 31, 2013 and 2012, the consolidated results of its operations, and its cash flows for the years the ended and for the period from June 7, 2007 (inception) through December 31, 2013 and the consolidated changes in stockholders’ (deficiency) equity for each of the six years in in the period ended December 31, 2013 and for the period from June 7, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 28, 2014

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(Dollars In Thousands)

	2013	2012
ASSETS
Current assets:
Cash	$8,202	$1,785
Prepaid expenses and other	429	225
Total current assets	8,631	2,010

Furniture and equipment, net	45	47

Restricted cash	60	60

Total assets	$8,736	$2,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $46 and $7 to related parties as of December 31, 2013 and 2012, respectively	$765	$825
Accrued expenses, including $491 and $21 to related parties as of December 31, 2013 and 2012, respectively	1,166	310
Promissory notes, related party	280	-
Accrued interest, related party	-	3
Total current liabilities	2,211	1,138

Deferred rent payable	13	20

Total liabilities	2,224	1,158

Commitments (Note 12)

Stockholders' equity:	-	-
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 5,823,081 and 2,159,159 shares issued and outstanding as of December 31, 2013 and 2012, respectively, and 11,002 shares to be issued as of December 31, 2013	6	2
Additional paid in capital	33,235	16,801
Deficit accumulated during development stage	(26,728)	(15,844)
Accumulated other comprehensive loss	(1)	-

Total stockholders' equity	6,512	959

Total liabilities and stockholders' equity	$8,736	$2,117

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

			From June 7, 2007
			(date of inception)
	Year ended December 31,		Through
	2013	2012	December 31, 2013
COSTS AND EXPENSES:
Research and development	$4,650	$2,584	$9,185
General and administrative	6,238	4,078	14,572
	10,888	6,662	23,757

Operating Loss	(10,888)	(6,662)	(23,757)

Gain on extinguishment of debt	-	-	8
Other income	-	2	2
Change in fair value of warrant liability	-	(1,177)	(1,177)
Interest and other financing costs, net	4	(1,613)	(1,804)

NET LOSS	$(10,884)	$(9,450)	$(26,728)

Net loss per common share, basic and diluted	$(3.37)	$(5.58)

Weighted average common shares outstanding, basic and diluted	3,231,311	1,693,416

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands, except per share amounts)

			From June 7, 2007
			(date of inception)
	Year ended December 31,		Through
	2013	2012	December 31, 2013
Net loss	$(10,884)	$(9,450)	$(26,728)

Other comprehensive loss:
Foreign currency translation loss	(1)	-	(1)
Total other comprehensive loss	(1)	-	(1)

Comprehensive loss	$(10,885)	$(9,450)	$(26,729)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands)

						Accumulated	Deficit Accumulated
					Additional	Other	During
	Preferred stock		Common stock		Paid in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
Shares issued to founders for intellectual property in June 2007 ($3.00 per share)	-	$-	29,451	$-	$88	$-	$-	$88
Shares issued to bankers for services in June 2007 ($3.00 per share)	-	-	3,272	-	10	-	-	10
Compensation related to restricted share awards issued to directors in November 2007	-	-	-	-	24	-	-	24
Net loss	-	-	-	-	-	-	(537)	(537)
Balance at December 31, 2007	-	-	32,723	-	122	-	(537)	(415)
Compensation related to cancelled restricted share awards in December 2008	-	-	-	-	72	-	-	72
Net loss	-	-	-	-	-	-	(202)	(202)
Balance at December 31, 2008	-	-	32,723	-	194	-	(739)	(545)
Conversion of senior convertible notes into Preferred stock in June 2009 ($2.60 per share)	-	-	360,005	1	200	-	-	201
Shares issued to directors in July 2009 ($3.00 per share)	-	-	1,571	-	4	-	-	4
Capital contribution in June 2009	-	-	-	-	24	-	-	24
Net loss	-	-	-	-	-	-	(221)	(221)
Balance at December 31, 2009	-	$-	394,299	$1	$422	$-	$(960)	$(537)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands)

						Accumulated	Deficit Accumulated
					Additional	Other	During
	Preferred stock		Common stock		Paid in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
Conversion of demand notes into capital stock in July 2010 ($4.60 per share)	-	$-	104,729	$-	$480	$-	$-	$480
Conversion of accrued interest on demand notes into capital stock in July 2010 ($4.60 per share)	-	-	15,072	-	69	-	-	69
Issuance of capital stock in August to December 2010 ($4.60 per share)	-	-	292,805	-	1,342	-	-	1,342
Shares issued to founders for intellectual property in June 2010 ($4.52 per share)	-	-	65,447	-	295	-	-	295
Issuance of restricted shares to directors, employees and consultants in June to November 2010 ($4.76 per share)	-	-	29,385	-	140	-	-	140
Net loss	-	-	-	-	-	-	(1,964)	(1,964)
Balance at December 31, 2010	-	-	901,737	1	2,748	-	(2,924)	(175)
Vesting and issuance of capital stock in January to September 2011 ($4.60 per share)	-	-	133,530	-	612	-	-	612
Vesting and issuance of restricted shares to directors, employees and consultants in February to April 2011 and vesting of restricted shares pursuant to share exchange in October 2011 ($4.60 per share)	-	-	98,084	-	435	-	-	435
Common stock issued in connection with the share exchange transaction in October 2011	-	-	200,000	-	-	-	-	-
Common stock issued in October 2011 in exchange for services rendered ($7.20 per share)	-	-	20,000	-	144	-	-	144
Net loss	-	-	-	-	-	-	(3,470)	(3,470)
Balance at December 31, 2011	-	$-	1,353,351	$1	$3,939	$-	$(6,394)	$(2,454)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands)

						Accumulated	Deficit Accumulated
					Additional	Other	During
	Preferred stock		Common stock		Paid in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
Issuance of common stock in January 2012 to holders of convertible debentures ($12.40 per share)	-	$-	29,700	$-	$369	$-	$-	$369
Issuance of common stock in January and March 2012 ( $12.40 per share) net of transaction expenses of $436	-	-	330,893	1	3,632	-	-	3,633
Warrants issued in January 2012 to holders of convertible debentures	-	-	-	-	83	-	-	83
Warrants issued to placement agent in January 2012	-	-	-	-	6	-	-	6
Warrants reclassified to equity upon expiry of reset provisions	-	-	-	-	3,939	-	-	3,939
Issuance of common stock and warrants in December 2012 to holders of convertible debentures ($6.00 per share)	-	-	118,335	-	710	-	-	710
Issuance of common stock and warrants in December 2012 ($8.00 per share) net of transaction expenses of $70	-	-	326,879	-	2,545	-	-	2,545
Beneficial conversion feature in connection with convertible debentures	-	-	-	-	710	-	-	710
Capital contribution of accrued interest	-	-	-	-	3	-	-	3
Stock based compensation	-	-	-	-	865	-	-	865
Net loss	-	-	-	-	-	-	(9,450)	(9,450)
Balance at December 31, 2012	-	$-	2,159,159	$2	$16,801	$-	$(15,844)	$959

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(dollars in thousands)

						Accumulated	Deficit Accumulated
					Additional	Other	During
	Preferred stock		Common stock		Paid in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
Stock based compensation	-	$-	-	$-	$1,717	$-	$-	$1,717
Issuance of common stock in exchange for exercise of warrants in April 2013 ($8.00 per share)	-	-	38,334	-	307	-	-	307
Issuance of common stock and warrants in August 2013 ($4.25 per share) net of transaction expenses of $1,352	-	-	2,680,000	3	10,039	-	-	10,042
Common stock issued (873,885) or to be issued (11,002) in exchange for exercise of warrants in December 2013 ($4.25 per share)	-	-	884,887	1	3,760	-	-	3,761
Issuance of common stock in exchange for exercise of warrants in December 2013 ($8.00 per share)	-	-	70,031	-	560	-	-	560
Issuance of common stock in exchange for 3,185 warrants exercised on a cashless basis	-	-	1,672	-	-	-	-	-
Warrants issued for services rendered	-	-	-	-	51	-	-	51
Foreign currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(10,884)	(10,884)
Balance at December 31, 2013	-	$-	5,834,083	$6	$33,235	$(1)	$(26,728)	$6,512

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

			From June 7, 2007
			(date of inception)
	Year ended December 31,		Through
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,884)	$(9,450)	$(26,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	14	49
Amortization and write off of deferred financing costs	-	196	250
Non cash interest, consisting of beneficial conversion feature in connection with convertible debentures	-	710	710
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	-	426	426
Non-cash financing costs related to January and March 2012 financing	-	81	81
Warrants issued for services rendered	51	-	51
Stock based compensation	1,717	865	3,269
Change in fair value of warrant liability	-	1,177	1,177
Common stock issued in exchange for intellectual property	-	-	383
Gain on extinguishment of debt	-	-	(8)
Changes in operating assets and liabilities:
Prepaid expenses	(204)	(122)	(429)
Accounts payable	(60)	132	766
Accrued interest	(3)	(32)	3
Accrued expenses	856	293	1,260
Deferred rent payable	(7)	(3)	19
Net cash used in operating activities	(8,517)	(5,713)	(18,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(15)	(36)	(94)
Payment of restricted cash and interest earned on restricted cash	-	-	(60)
Net cash used in investing activities	(15)	(36)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480
Proceeds from other notes payable	-	320	1,020
Proceeds from related party promissory notes	280	-	280
Proceeds from exercise of warrants	4,628	-	4,628
Proceeds, net of expenses of $24 as of December 31, 2011 from Convertible Debentures	-	390	1,891
Repayment of Convertible Debentures	-	(150)	(150)
Proceeds, net of expenses of $1,352 (2013) and $506 (2012), from sale of units consisting of common stock and warrants	10,042	6,933	16,975
Proceeds from the sale of capital stock	-	-	1,954
Net cash provided by financing activities	14,950	7,493	27,078

Effect of currency rate change on cash	(1)	-	(1)

Net increase in cash	6,417	1,744	8,202
Cash, beginning of the period	1,785	41	-

Cash, end of period	$8,202	$1,785	$8,202

Supplemental disclosures of cash flow information:
Interest paid	$3	$35	$38

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200
Capital contribution of accrued interest	$-	$-	$27
Demand notes together with accrued interest converted into capital stock	$-	$-	$549
Common stock issued for deferred financing costs	$-	$-	$144
Exchange of Notes Payable for Convertible Debenture	$-	$320	$820
Warrants Liability reclassified to Stockholders' Equity	$-	$3,939	$3,939
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$-	$2,635	$2,635

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a specialty pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system (“CNS”).

On October 24, 2013, Tonix Sub formed Tonix Pharmaceuticals (Barbados), Ltd. (“Tonix Barbados”). On December 31, 2013 Tonix Barbados entered into a license agreement and a cost-sharing agreement with Tonix Sub, pursuant to which Tonix Barbados acquired the rights to develop and commercialize certain products (TNX-102 SL and TNX-201) for non-US markets.

On April 23, 2013, Tonix Sub formed a wholly owned subsidiary, Tonix Pharmaceuticals (Canada), Inc., in the province of New Brunswick, Canada for the purpose of obtaining research and development credits from the Canadian government for any research and development studies performed in Canada.

On August 16, 2010, Tonix Pharmaceuticals, Inc. formed Krele LLC ("Krele") in the state of Delaware. Krele is a limited liability corporation whose sole member is Tonix Pharmaceuticals Inc. Krele was established to commercialize products that are generic versions of predicate new drug application products or versions of drug efficacy study implementation products. Tonix Pharmaceuticals, Inc. expects that its relationship to Krele will be similar to that of several other pharmaceutical companies and their subsidiaries that market generic versions of the parent's branded products at different periods in their product life-cycle.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc., Krele LLC, Tonix Pharmaceuticals (Canada), Inc., and Tonix Pharmaceuticals (Barbados), Ltd. (hereafter referred to as the “Company” or “Tonix”).

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage

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

Liquidity

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

At December 31, 2013, the Company has working capital of approximately $7,000,000 attributable to the sale of units consisting of common stock and warrants in August 2013 and receiving net proceeds of approximately $10,000,000. In addition, in the first quarter of 2014, the Company raised approximately $40.7 million through the sale of common stock in an underwritten public offering and approximately $4.8 million upon the exercise of previously issued warrants (see Note 15).  Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next twelve months. The Company expects that cash used in operations will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets, assumptions used in the fair value of stock-based compensation and other equity instruments, and the percent of completion of research and development contracts.

Research and Development costs

The Company outsources its research and development efforts and expenses related costs as incurred, including the cost of manufacturing product for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed in 2007 and 2010 as research and development costs, as it related to particular research and development projects and had no alternative future uses.

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
DECEMBER 31, 2013 AND 2012

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, the Company has not recorded any unrecognized tax benefits.

Stock-based compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Foreign Currency Translation

Operations of the Canadian subsidiary are conducted in local currency which represents its functional currency.  Balance sheet accounts of such subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period.  Translation adjustments resulting from this process, were included in accumulated other comprehensive loss on the consolidated balance sheet.

Comprehensive Income (Loss)

The Company adopted authoritative guidance issued by the Financial Accounting Standards Board which establishes standards for the reporting and displaying of comprehensive income (loss) and its components and elected to present comprehensive loss and net loss in two separate but consecutive statements. Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive loss represents foreign currency translation adjustments.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 20-for-1 reverse stock split, which was effected on May 1, 2013 (see Note 9).

As of December 31, 2013 and 2012, there were outstanding warrants to purchase an aggregate of 3,137,656 and 1,259,934 shares, respectively, of the Company’s common stock (see Note 11). In addition, the Company has issued to employees, options to acquire shares of the Company’s common stock of which 376,500 and 150,000 were outstanding at December 31, 2013 and 2012, respectively (see Note 10). In computing diluted net loss per share for the years ended December 31, 2013 and 2012, no effect has been given to such options and warrants as their effect would be anti-dilutive.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Office furniture and equipment	$93,188	$78,535
Less: accumulated depreciation	(48,232)	(31,641)

	$44,956	$46,894

Depreciation expense for the years ended December 31, 2013 and 2012 was $16,591 and $14,329, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash at December 31, 2013 and 2012 collateralizes a letter of credit in the amount of approximately $60,000 issued in connection with the lease of office space in New York City (see Note 12).

NOTE 5 – AUGUST 2013 FINANCING

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

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Each Unit had a purchase price of $25,000 per Unit and consisted of 1,250 shares of the Company’s common stock, a Class A Warrant to purchase 1,250 shares of Common Stock (the “Class A Warrants”), and a Class B Warrant to purchase up to 1,250 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).

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

The Class B Warrants were exercisable automatically on their expiration date by cashless exercise or expire without exercise. In the event that the average of the Company’s daily volume weighted average price was below $15.00 during the 10 trading days after the Announcement Date (as hereinafter defined) (the “Measuring Period”), then the holder was entitled to receive additional shares of the Company’s Common Stock upon the exercise of the Class B Warrants on the expiration date, which is the 12th trading day after the Announcement Date. In the event that the Company’s average daily volume weighted average price was at or above $15.00 during the Measuring Period, the Class B Warrants were to expire unexercised. The Announcement Date was the earlier of (1) the date on which the Company announces via press release the results of the pharmacokinetic study of TNX-102 gelcap; or (2) June 1, 2012. On April 5, 2012 the Company issued a press release announcing the results of the pharmacokinetic study of TNX-102 gelcap, which is defined as an Announcement Date for the purpose of the Class B Warrants. Based on the Company’s average daily volume weighted average price of $34.60 per share during the Measuring Period, the Class B Warrants expired unexercised.

In connection with the January and March 2012 Financing, the Company paid a placement agent (the “Agent”) an aggregate cash payment of $466,777, which represented an 8% commission and a 2% non-accountable expense allowance of the gross proceeds delivered by Purchasers in the January and March 2012 Financing. In addition, the Agent earned an aggregate of 23,339 warrants to purchase shares of common stock equal to 10% of the gross proceeds delivered by Purchasers in the January and March 2012 Financing (the “Agent Warrants”), which have an exercise price of $25.00 per share of common stock, exercisable for a period of seven years, contained anti-dilution protection and are entitled to piggy-back registration rights. Total expenses related to the financing, including cash and the fair value of warrants given to the Agent, amounted to $706,511, of which $435,713 was charged to additional paid-in capital and $270,798, deemed initially allocable to the warrant liability, was charged to interest and other financing costs.

As described above, upon the January 2012 Financing, $1,925,000 Convertible Debentures were exchanged for Units and the remaining $150,000 of debentures were repaid.  Upon conversion or repayment of the Convertible Debentures, the holder was entitled to receive, at the holder’s option, either (i) a warrant (the “Debenture Warrant”), which has a three year term and is exercisable at the offering price in a Subsequent Financing, to purchase such number of shares of the Company's common stock equal to the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing, (the “Warrant Shares”) or (ii) shares of the Company's common stock equal to 33% of the principal amount of the Convertible Debenture divided by the offering price in a Subsequent Financing (the “Incentive Shares”). Upon the January 2012 Financing, the holders of the Convertible Debenture elected to receive 13,750 Debenture Warrants exercisable at $20.00 per share with a fair value of $83,289 and 29,700 Incentive Shares valued at $368,280. The value of the Debenture Warrants and Incentive Shares was charged to operations as interest expense in the first quarter of 2012.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In connection with the financings, the Company entered into a Registration Rights Agreement with Purchasers.  The Company was required to file a registration statement registering for resale the common stock included in the Units and the common stock underlying the Class A Warrants and the Agent Warrants to be filed no later than 60 days from the date of termination of the financings on March 1, 2012 and must be declared effective no later than 120 days from the date of termination of the Financing (June 29, 2012).  On April 26, 2012, the Company filed the registration statement, which was declared effective on June 6, 2012. The Company is required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company failed to comply with the registration statement filing or effective date requirements, the Company was required to pay the investors a fee equal to 1.0% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 10% to each Purchaser.

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

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Each Unit consisted of 0.05 share of the Company’s common stock, $0.001 par value, a Class A Warrant to purchase 0.05 share of Common Stock (the “Class A Warrants”), and a Class B Warrant to purchase 0.05 share of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The Class A Warrants have an exercise price of $12.00 per share of Common Stock and will be exercisable for a period of five years from the date of issuance. The Class A Warrants may be exercised on a cashless basis under certain circumstances. The Class B Warrants had an exercise price of $8.00 per share of Common Stock and were exercisable for a period of one year from the date of issuance. In December 2013, all unexercised Class B Warrants expired.

In connection with the Financing, the Company granted each Purchaser registration rights. The Company is obligated to use its best efforts to cause a registration statement registering for resale the common stock included in the Units and the common stock underlying the Class A Warrants to be filed no later than 60 days (as amended) from the date of termination of the Financing and must be declared effective no later than 120 days from the date of termination of the Financing. Moreover, the Company will maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. If the Company fails to comply with the registration statement filing or effective date requirements, the Company was required to pay the investors a fee equal to 1.0% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 10% to each Purchaser. On January 25, 2013, the Company filed the required registration statement which was declared effective by the Securities and Exchange Commission on April 5, 2013.

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

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 20-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,159 shares of the Company's common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $41,024 from common stock to additional paid in capital at December 31, 2012.

NOTE 10 – SHARE BASED COMPENSATION

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

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at December 31, 2013 with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at December 31, 2013) with an exercise price of $10.20, a 10 year life and fair value of $7.83. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

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

The assumptions used in the valuation of stock options granted during the years ended December 31, 2013 and 2012 were as follows:

	2012	2013
Risk-free interest rate	1.87%	2.02%
Expected term of option	6.5 years	6.0 years
Expected stock price volatility	95.89%	99.96%
Expected dividend yield	$0.0	$0.0

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

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Share-based compensation expense of $1,717,037 and $865,158 was recognized for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had approximately $2,798,281 of total unrecognized compensation cost related to non-vested awards granted under the Company’s 2012 option plan, which the Company expects to recognize over a weighted average period of 1.69 years.

A summary of the stock option activity and related information for the 2012 Plan for the years ended December 31, 2013 and 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	-
Grants	175,000	$30.00	10.00	$-
Exercised	-
Forfeitures or expirations	(25,000)	$30.00
Outstanding at January 1, 2013	150,000	$30.00	9.35	$-
Grants	226,500	$10.20	10.00	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2013	376,500	$18.09	8.81	$24,915

Vested and expected to vest at December 31, 2013	376,500	$18.09	8.81	$24,915
Exercisable at December 31, 2013	79,167	$30.00	8.36	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $10.31 as of December 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 11 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2013:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	2,312,130	August 2018
$12.00	456,009	December 2017 to February 2018
$20.00	15,288	January 2014 to January 2015
$25.00	354,229	January 2017 to February 2019
	3,137,656

On January 20, 2012, the Company issued an aggregate of 13,750 and 1,538 warrants to purchase the Company's common stock at an exercise price of $20.00 per share to convertible debenture holders and debenture placement agents, respectively (see Note 6). The warrants issued to convertible debenture holders expire three years from the date of issuance. Of the warrants issued to debenture placement agents, 750 expire two years from the date of issuance, and 788 expire three years from the date of issuance.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In connection with the January and March 2012 Financing, the Company issued to investors an aggregate of 215,148 and 115,741 warrants, respectively, to purchase the Company's common stock at an exercise price of $25.00 per share expiring five years from the date of issuance. In addition, the Company issued an aggregate of 11,765 and 11,575 warrants to purchase the Company's common stock at an exercise price of $25.00 per share expiring seven years from the date of issuance to placement agents. These warrants contained certain anti-dilutive provisions and were covered under a registration rights agreement (see Note 6).

In connection with the December 2012 Financing, the Company issued to investors 445,209 Class A warrants to purchase the Company's common stock. The Class A warrant is exercisable at $12.00 per share expiring five years from the date of issuance and may be exercised on a cashless basis under certain circumstances. These warrants are covered under a registration rights agreement (see Note 8).

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

The assumptions used in the valuation of warrants, which vested during the year ended December 31, 2013, were as follows:

Risk-free interest rate	0.77 to 1.75%
Life of warrant	4.75 to 4.01 years
Expected stock price volatility	91.31% to 102.46%
Expected dividend yield	$0.0

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

Compensation of $51,114 related to vested warrants was recognized for the year ended December 31, 2013.

As of December 31, 2013, there was no unrecognized compensation related to unvested warrants.

In April 2013, the Company issued an aggregate of 38,334 shares of its common stock upon the exercise of warrants at $8.00 per share.

In December 2013, the Company issued an aggregate of 873,885 and 70,031 shares of its common stock upon the exercise of warrants at $4.25 and $8.00 per share, respectively.

In December 2013, the Company issued 1,672 shares of its common stock upon the exercise of 3,185 warrants exercisable at $4.25 per share on a cashless basis.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 12 – COMMITMENTS

Operating leases

On September 28, 2010, the Company entered into a five-year lease for office space in New York City, with monthly payments escalating from approximately $10,000 in the first year to approximately $11,000 in the fifth year. The Company received a rent credit of $9,420 in each of the months of November 2010, December 2010 and January 2011. The Company has posted a letter of credit in the amount of approximately $60,000 for the benefit of the landlord which is collateralized by a money market account (see Note 4 ).

Future minimum lease payments under the operating lease are as follows:

Year Ending December 31,
2014	$131,513
2015	100,719
$232,232

See note 15.

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2013 and 2012, rent expense was $116,569 and $116,732, respectively and as of December 31, 2013 and 2012 deferred rent payable was $19,710 and $26,156, respectively, including the current portion included in accrued expenses.

Consulting agreements

During 2012 and 2013, the Company entered into contracts with various contract research organizations for which there are outstanding commitments aggregating approximately $4,500,000 at December 31, 2013 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 13 – INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2013 and 2012 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Research and development credit carryforward (1)	6,188	6,188
Net operating loss carryforwards	9,040,045	5,207,759
Other	383,053	147,003

Total deferred tax assets	9,429,286	5,360,950

Valuation allowance	(9,429,286)	(5,360,950)

Net deferred tax assets	$0	$0

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a valuation allowance. The increase in the valuation allowance for the years ended December 31, 2013 and 2012 was $4,068,336 and $2,891,718, respectively.

At December 31, 2013, the Company has available unused net operating loss carryforwards of approximately $20.8 million that expire from 2027 to 2033 for federal tax purposes and $14.8 million for New Jersey state tax purposes, which expire from 2014 to 2033. The Company also has approximately $20.6 million of net operating loss carryforwards for New York State and New York City purposes expiring from 2030 to 2033. At December 31, 2013, the Company has a research and development carryforward of $6,188 for federal tax purposes that expires in 2027. These net operating loss and research and development credit carryforwards may be subject to annual limitations in their use in accordance with IRC Section 382. Accordingly, the extent to which such carryforwards can be used to offset future taxable income may be limited.

The Company's federal and state tax returns remain open and subject to examination by the tax authorities for the tax years 2010 and after.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	Year Ended December 31,
	2013	2012
Statutory federal income tax	(34.0)%	(34.0)%
State income tax, net of federal tax effect	(10.5)%	(5.9)%
Permanent difference	6.7%	5.0%
Increase in valuation allowance	37.8%	34.9%

Income tax provision	0%	0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board, and Dr. Donald Landry, one of our directors, are the primary founders of the Company. We have entered into various transactions with several companies under their control, including L&L, Plumbline, Targent Pharmaceuticals, LLC and Lederman & Co. Total expenses paid under these agreements were $271,875 and $300,583 during the years ended December 31, 2013 and 2012, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On November 14, 2012, the Company sold to officers, members of the board of directors and their related parties for aggregate cash proceeds of $390,000, debentures (the “Debentures”) in the principal face amount of $390,000 and exchanged Debentures in the principal face amount of $320,000 for promissory notes issued between October and November 2012 to some affiliated investors. In December 2012, the Debentures were exchanged for the December 2012 Units at a conversion price of $6.00 per share. Interest expense on the Debentures for the year ended December 31, 2012 was $3,155 (see Note 7).

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, and on August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co. The notes, which were sold for an aggregate of $280,000, are payable on demand at any time after one year from issuance and bear no interest.

NOTE 15 – SUBSEQUENT EVENTS

Commitments

Between January 1, 2014 and March 27, 2014, the Company entered into contracts with various contract research organizations for which there are outstanding commitments aggregating approximately $5,600,000 for future work to be performed.

On February 11, 2014, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. An increase to the original letter of credit will be required in the amount of $72,354. Future minimum lease payments under the agreement are as follows:

Year Ending December 31,
2014	$220,085
2015	$269,844
2016	$277,509
2017	$285,404
2018	$293,537
2019	$98,758

Related Party Transactions

On March 18, 2014, Tonix Barbados entered into an agreement with Leder Laboratories, Inc. (“Leder”), to acquire intellectual property related to novel smallpox vaccines. As consideration, $125,000 in cash and 25,000 shares of the Company’s common stock were paid to Leder.

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio and chemo protective agents. As consideration, $125,000 in cash and 25,000 shares of the Company’s common stock were paid to Starling.

Leder and Starling are wholly-owned entities in which Dr. Seth Lederman, the Chief Executive Officer and Chairman of the Board of the Company, has a controlling interest.

Equity transactions

From January 1 through March 27, 2014, the Company issued an aggregate of 1,127,866 shares of its common stock upon the exercise of warrants at $4.25 per share. Net proceeds received was approximately $4,800,000. On January 24, 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of several underwriters, relating to the issuance and sale of 2,898,550 shares of the Company’s common stock at a public offering price of $15.00 per share.

On January 29, 2014, the Company sold the shares for net proceeds of approximately $40.7 million, after deducting underwriting discounts and commissions and other offering expenses.

TONIX PHARMACEUTICALS HOLDING CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Options granted

On February 11, 2014, the Company granted options to purchase an aggregate of 173,500 shares of the Company’s common stock to officers and key employees at an exercise price equal to the volume weighted average price of the Company stock 30 calendar days prior to February 11, 2014 for a period of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

Lederman Employment Agreement

On February 11, 2014, the Company entered into an employment agreement (the “Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the board of directors of the Company (the “Board”).  Previously, the Company entered into a consulting agreement with Lederman & Co., LLC, pursuant to which Lederman received compensation for serving as the Company’s President and Chief Executive Officer. On February 11, 2014, the consulting agreement was terminated.

The Agreement provides for various payment and benefits to Lederman in the event Lederman’s employment is terminated without cause (as defined) or Lederman resigns for Good Reason (as defined) as well as in the event employment is terminated as a result of death or permanent disability.

Defined Contribution Plan

Effective March 3, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby all eligible employees may  participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to 6 percent of each participant’s salary, on an annual basis, subject to limitations under the Code.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 24, 2014 are set forth below:

Name	Age	Title
Seth Lederman	56	President, CEO and Chairman of the Board of Directors
Leland Gershell	41	Chief Financial Officer and Treasurer
Bruce Daugherty	56	Chief Scientific Officer, Controller and Secretary
Stuart Davidson	56	Director
Patrick Grace	57	Director
Donald W. Landry	59	Director
Ernest Mario	75	Director
Charles E. Mather IV	53	Director
John Rhodes	57	Lead Director
Samuel Saks	59	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Sub in June of 2007 and has acted as its Chairman of the Board of Directors since inception and as President since June 2010. Dr. Lederman has been the Chairman of Krele since its inception in August 2010. Dr. Lederman has also been the President and a director of Tonix Pharmaceuticals (Canada), Inc. since its inception in April 2013. Since 1996, Dr. Lederman has been an Associate Professor at Columbia University. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. Dr. Lederman has been a Manager of L&L since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since January 2007 and the Managing Member of Lederman & Co since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent since 2000, and Managing Member of Plumbline since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between January 2007 and November 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity fund. Since December 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc. and Starling Pharmaceuticals Inc, which are biopharmaceutical development companies. Since March 2013, Dr. Lederman has been the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman has been a New York State licensed physician since 1985. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the board of directors.

Leland Gershell, MD PhD became our Chief Financial Officer in April 2012 and our Treasurer in November 2012. From May 2011 to December 2011, Dr. Gershell was Managing Director and Senior Analyst at Madison Williams and Company, where he was responsible for equity research coverage of specialty pharmaceutical and biotechnology companies. From April 2010 to October 2010, Dr. Gershell was Senior Analyst at Favus Institutional Research, where he was responsible for issuing research reports on a variety of healthcare companies to institutional investors. From October 2008 to October 2009, Dr. Gershell was Senior Analyst at Apothecary Capital, a healthcare investment firm. From November 2004 to September 2008, Dr. Gershell was an equity research analyst at Cowen and Company, most recently as Vice President, where he was responsible for the equity research coverage of small and middle capitalization biotechnology companies. Dr. Gershell earned his M.D. and Ph.D. in Organic Chemistry from Columbia University and his B.A. magna cum laude in Chemistry and Asian Studies from Dartmouth College. Dr. Gershell is an inventor on patents for SAHA/vorinostat, which is marketed by Merck as Zolinza® and is the first histone deacetylase (HDAC) inhibitor to receive FDA approval.

Bruce Daugherty, PhD became our Controller in April 2012, our Secretary in November 2012 and our Chief Scientific Officer in August 2013. Between April 2012 and August 2013, Dr. Daugherty was our Senior Director of Drug Development. Dr. Daugherty has also been the Secretary and a director of Tonix Pharmaceuticals (Canada), Inc. since its inception in April 2013. Since January 2009, Dr. Daugherty has worked as a consultant to academia and biotechnology companies in drug discovery/development and licensing through his consulting company, LeClair Pharma Consulting, LLC. Dr. Daugherty was a consultant to our company between November 2011 and March 2012. In 2009, Dr. Daugherty was employed at Assumption College in Mendham, New Jersey, where he was a lecturer in Biology for freshman students. From 1987 to 2008, Dr. Daugherty was employed at Merck & Co., where he was a scientist in drug discovery and development. Dr. Daugherty earned his MBA from Emory University’s Goizueta Business School, his PhD in Molecular Genetics and Microbiology from Rutgers University-Robert Wood Johnson Medical School, his MS in Zoology from Rutgers University and his BA in Biology from Washington University in St. Louis.

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

Patrick Grace became a Director in October 2011. Between June 2007 and October 2011, Mr. Grace served as a director of Tonix Sub. Mr. Grace was the co-founder of and served as the Managing Partner of Apollo Philanthropy Partners, L.L.C. from October 2008 until October 2012. He has also been President of MLP Capital, Inc., New York, New York, an investment holding company, since 1996. Mr. Grace served in various senior management roles with W. R. Grace & Co. from 1977 – 1995, and was last President and CEO of Grace Logistics Services, Inc. From January 2002 to August 2002, Mr. Grace was also President and Chief Executive Officer of Kingdom Group, LLC (“Kingdom”), New York, New York (a provider of turnkey compressed natural gas fueling systems), and he was Executive Vice President of Kingdom from August 1999 to December 2000. Since 1996, he has been a director of Chemed Corporation. Mr. Grace was a liberal arts major at the University of Notre Dame and earned a MBA in finance from Columbia University. Mr. Grace’s extensive executive experience, along with his membership on the board of directors of a public company was instrumental in his selection as a member of our board of directors.

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

Ernest Mario, PhD became a Director in October 2011. Between September 2010 and October 2011, Dr. Mario served as a director of Tonix Sub. Dr. Mario is a former Deputy Chairman and Chief Executive of Glaxo Holdings plc and a former Chairman and Chief Executive Officer of ALZA Corporation. Since February 2014, Dr. Mario has served as Executive Chairman of Capnia, Inc., a privately held specialty pharmaceutical company in Palo Alto, CA.  Between August 2007 and February 2014, Dr. Mario served as the Chief Executive Officer and Chairman of Capnia, Inc.  From 2003 to 2007, he was Chairman and Chief Executive of Reliant Pharmaceuticals, Inc. Dr. Mario is currently a Director of Boston Scientific Corp. (since 2001), Celgene Corp. (since 2007), Chimerix, Inc. (since February 2013), Kindred Biosciences, Inc. (since February 2013) and XenoPort Inc. (since 2012). Dr. Mario is also Chairman of Chimerix. He is Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to The Ernest Mario School of Pharmacy at Rutgers University. In 2007, Dr. Mario was awarded the Remington Medal by the American Pharmacists’ Association, pharmacy’s highest honor. Dr. Mario received a PhD and an MS in physical sciences from the University of Rhode Island and a BS in pharmacy from Rutgers University. Dr. Mario brings to his service as a director his significant executive leadership experience, including his experience leading several pharmaceutical companies, as well as his membership on public company boards and foundations. He also has extensive experience in financial and operations management, risk oversight, and quality and business strategy.

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

John Rhodes became a Director in October 2011 and Lead Director in February 2014. Mr. Rhodes has served as President and CEO of the New York State Energy Research and Development Authority since September 2103. Between October 2010 and October 2011, Mr. Rhodes served as a director of Tonix Sub. Mr. Rhodes has been a director of Dewey Electronics Company, a manufacturer of electronic and electromechanical systems for the military and commercial markets, since 2005, until 2013. Between January 2013 and September 2103, he served as director of the Center for Market Innovation at Natural Resources Defense Council. Between April 2007 and June 2010, Mr. Rhodes was a Senior Advisor to Good Energies, Inc., a renewable energy company. Mr. Rhodes is a former Vice President of Booz Allen Hamilton, Inc. Mr. Rhodes is a graduate of Princeton University and the Yale School of Management. Mr. Rhodes’ extensive business and consulting experience, along with his membership on the board of directors of a public company was instrumental in his selection as a member of our board of directors.

Samuel Saks, MD became a Director in May 2012. Between 2003 and April 2009, Dr. Saks was the chief executive officer and a director of Jazz Pharmaceuticals, Inc., a publicly-held biopharmaceutical company, which he co-founded in 2003. From April 2011 until February 2012, Dr. Saks served as interim Chief Medical Officer of Threshold Pharmaceuticals, a publicly-held biopharmaceutical company. From 2001 until 2003, Dr. Saks was company group chairman of ALZA Corporation and a member of the Johnson & Johnson Pharmaceuticals Operating Committee. From 1992 until 2001, Dr. Saks held various positions at ALZA, including Chief Medical Officer and Group Vice President, where he was responsible for clinical, regulatory and commercial activities. Previously, Dr. Saks held clinical research and development management positions with Schering-Plough, Xoma and Genentech. Dr. Saks formerly served as a scientific advisor to ArQule Pharmaceuticals, CMEA Ventures and ProQuest Investments. Dr. Saks is currently a Director of Auspex Pharmaceuticals, Inc. (since 2009), Depomed (since 2012), Bullet Biotechnology, Inc. (since 2012), Velocity Pharmaceutical Development LLC (since 2011) and NuMedii (since 2013). From September 2005 until October 2010, Dr. Saks served on the board of directors of Trubion Pharmaceuticals, a publicly-held biopharmaceutical company. Between September 2007 and July 2009, Dr. Saks served on the board of directors of Cougar Biotechnology, a publicly-held biopharmaceutical company. Dr. Saks has also served on the board of directors of Corixa, Coulter and Ribozyme. Dr. Saks is board certified in oncology and received a B.S. and an M.D. from the University of Illinois. Mr. Saks’ extensive scientific and medical expertise and experience in formulating partnering and business development strategies, including those involving larger pharmaceutical companies, was instrumental in his selection as a member of our board of directors.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2013, our board of directors held four meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Seth Lederman (1)	2013	-	277,500	-	528,525	-	-	265,625	(2)	1,071,650
Chief Executive Officer	2012	-	-	-	822,715	-	-	279,750	(2)	1,102,465

Leland Gershell (3)	2013	185,415	128,750	-	411,075	-	-	-		725,240
Chief Financial Officer	2012	138,542	-	-	587,654	-	-	-		726,196

Bruce Daugherty (4)	2013	150,662	87,500	-	234,900	-	-	-		473,062
Chief Scientific Officer	2012	110,833	-	-	470,123	-	-	-		580,956

(1)	Dr. Lederman became our President and Chief Executive Officer on October 7, 2011. His compensation reflects payments made to him either through Tonix or Tonix Sub.
(2)	Represents $0 and $40,000 of consulting fees paid to L&L, and $265,625 and $239,750 of consulting fees paid to Lederman & Co for the years ended December 31, 2013 and 2012, respectively.
(3)	Dr. Gershell became our Chief Financial Officer on April 1, 2012 and our Treasurer in November 2012.
(4)	Dr. Daugherty became our Senior Director of Drug Development and Controller on April 1, 2012. Dr. Daugherty became our Secretary in November 2012. Dr. Daugherty became our Chief Scientific Officer on August 14, 2013.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Seth Lederman	2/12/2013	67,500	$10.20	$7.83

Leland Gershell	2/12/2013	52,500	$10.20	$7.83

Bruce Daugherty	2/12/2013	30,000	$10.20	$7.83

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	18,471	16,529	$30.00	5/9/2022
	-	67,500	$10.20	2/12/2023

Leland Gershell	13,192	11,808	$30.00	5/9/2022
	-	52,500	$10.20	2/12/2023

Bruce Daugherty	10,559	9,441	$30.00	5/9/2022
	-	30,000	$10.20	2/12/2023

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	376,500	$18.09	173,500
Equity compensation plans not approved by security holders	-	-	-
Total	376,500	$18.09	173,500

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreements with Seth Lederman, Leland Gershell and Bruce Daugherty

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the board of directors of the Company (the “Board”).   On March 14, 2014, the Company entered into an employment agreement (the “Daugherty Agreement”) with Dr. Bruce Daugherty (“Daugherty”) to continue to serve as our Chief Scientific Officer.  On March 19, 2014, the Company entered into an employment agreement (the “Gershell Agreement” and together with the Lederman Agreement and Daugherty Agreement, the “Agreements”) with Dr. Leland Gershell (“Gershell” and together with Lederman and Daugherty, the “Executives”) to continue to serve as our Chief Financial Officer and Treasurer.

The base salaries for Lederman, Gershell and Daugherty under the Agreements are $425,000, $325,000 and $220,000 per annum, respectively.  The Agreements have an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Agreements, if the Company terminates Executive’s employment without Cause (as defined in the Agreements) or Executive resigns for Good Reason (as defined in the Agreement), the Executive is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Executive may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Executive and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had such Executive remained continuously employed by the Company during such period.

Pursuant to the Agreement, if Executive’s employment is terminated as a result of death or permanent disability, Executive or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the end of the month in which termination occurs (except that for Lederman, it is through the date of termination) at the rate then in effect; (2) a lump sum cash payment in an amount equal to six months of his base salary as in effect immediately prior to the date of termination; and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards.

If Executive is terminated without Cause or resigns for Good Reason during the period commencing 90 days prior to a Change in Control (as defined below) or 12 months following a Change in Control, Lederman shall be entitled to receive, in lieu of the severance benefits described above, the following payments and benefits: (1) a lump sum cash payment in an amount equal to 36 months (18 months for Gershell and Daugherty) of his base salary as in effect immediately prior to the date of termination, except that, while Executive is still entitled to the Sale Bonus (as defined below), it will only be 18 months (9 months for Gershell and Daugherty); (2) continuation of health benefits for Executive and his eligible dependents for a period of 24 months (12 months for Gershell and Daugherty) following the date of termination, except that, while Executive is still entitled to the Sale Bonus it will only be 12 months (6months for Gershell and Daugherty); and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards.

If during the term of the Agreement or within 120 days after Executive is terminated without Cause or resigns for Good Reason, following a Change in Control, the Company consummates a Change in Control transaction in which the Enterprise Value (as defined below) equals or exceeds $50 million, Executive shall be entitled to receive a lump sum payment equal to (i) for Lederman, 4.4% of the Enterprise Value, (ii) for Gershell, 2.0% of the Enterprise Value, and (iii) for Daugherty, 1.6% of the Enterprise Value (the “Sale Bonus”).  The Sale Bonus provision of the Agreement will terminate upon the Company granting Executive long-term incentive compensation mutually agreed to by the Board and such Executive.

For purposes of the Agreements, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, and (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity.

For purposes of the Lederman Agreement, “Cause” also means (1) gross negligence, failure to follow a material, lawful and reasonable request of the Board or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material willful misconduct by Lederman, (2) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following Lederman’s receipt of written notice from the Board stating with specificity the nature of such failure, refusal or neglect, provided that such failure to perform is not as a result of illness, injury or medical incapacity, or (3) material breach of any Company policy or any material provision of the Lederman Agreement.

For purposes of the Gershell Agreement and Daugherty Agreement, “Cause” also means (1) gross negligence, failure to follow a material, lawful and reasonable request of the CEO or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material misconduct by Gershell or Daugherty, (2) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following receipt of written notice from the Company stating with specificity the nature of such failure, refusal or neglect, or (3) breach of any Company policy or any material provision of the Gershell Agreement or Daugherty Agreement, as applicable.

For purposes of the Agreements, “Good Reason” generally means (1) a material diminution in Executive’s title, authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management, and for purposes of the Lederman Agreement, such reduction is not greater than 15%, (3) a material change in the geographic location at which the executive officer must perform his duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Executive under the Agreement, or (5) the Company elects not to renew the Agreement for another term.

For purposes of the Agreements, “Change in Control” generally means:

•	A transaction or series of transactions (other than public offerings) that results in any person or entity or related group of persons or entities (other than the Company, its subsidiaries, an employee benefit plan maintained by the Company or any of its subsidiaries or a person or entity that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of more than 40% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

•	(1) a merger, consolidation, reorganization, or business combination or (2) the sale, exchange or transfer of all or substantially all of the Company’s assets in any single transaction or series of transactions or (3) the acquisition of assets or stock of another entity, in each case other than a transaction:

•	which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent, directly or indirectly, at least 60% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and

•	after which no person or group beneficially owns voting securities representing 40% or more of the combined voting power of the Company or its successor; provided, however, that no person or group is treated as beneficially owning 40% or more of combined voting power of the Company or its successor solely as a result of the voting power held in the Company prior to the consummation of the transaction.

For purposes of the Agreements, “Enterprise Value” generally means (1) in a Change in Control in which consideration is received by the Company, the total cash and non-cash consideration, including debt assumed, received by the Company, net of any fees and expenses in connection with the transaction and (2) in a Change in Control in which consideration is payable to the stockholders of the Company, the total cash and non-cash consideration, including debt assumed, payable to the Company’s stockholders net of any fees and expenses in connection with the transaction.  Enterprise Value also includes any cash or non-cash consideration payable to the Company or to the Company’s stockholders on a contingent, earnout or deferred basis.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2013 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stuart Davidson	$25,000	$88,088	$113,088
Patrick Grace	$25,000	$93,960	$118,960
Donald Landry	$25,000	$82,215	$107,215
Ernest Mario	$25,000	$82,215	$107,215
Charles Mather IV	$25,000	$82,215	$107,215
John Rhodes	$25,000	$88,088	$113,088
Samuel Saks	$25,000	$82,215	$107,215
Total:	$175,000	$598,995	$773,995

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

• by each of our officers and directors; and

• by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 509 Madison Avenue, Suite 306, New York New York 10022.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Seth Lederman	Common Stock	531,437	(3)	5.29%
Leland Gershell	Common Stock	54,021	(4)	*
Bruce Daugherty	Common Stock	138,998	(5)	1.39%
Stuart Davidson	Common Stock	103,275	(6)	1.04%
Patrick Grace	Common Stock	18,215	(7)	*
Donald Landry	Common Stock	96,057	(8)	*
Ernest Mario	Common Stock	188,651	(9)	1.89%
Charles Mather IV	Common Stock	24,876	(10)	*
John Rhodes	Common Stock	113,320	(11)	1.14%
Samuel Saks	Common Stock	47,813	(12)	*
Officers and Directors as a Group (10 persons)	Common Stock	1,271,539	(13)	12.27%

Technology Partners Fund VIII, LP (14)	Common Stock	1,025,913	(15)	9.89%

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 9,899,497 shares of common stock issued and outstanding as of March 24, 2014.

(3) Includes 51,456 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 184,628 shares of common stock and 54,500 shares of common stock underlying warrants owned by Lederman & Co, 32,457 shares of common stock and 12,667 shares of common stock underlying warrants owned by L&L, 58,972 shares of common stock and 8,250 shares of common stock underlying warrants owned by Targent, 29,167 shares of common stock and 4,167 shares of common stock underlying warrants owned by Leder Laboratories, Inc. and 29,167 shares of common stock and 4,167 shares of common stock underlying warrants owned by Starling Pharmaceuticals, Inc. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Laboratories, Inc. and Starling Pharmaceuticals, Inc., has investment and voting control over the shares held by these entities.

(4) Includes 38,536 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 6,665 shares of common stock underlying warrants.

(5) Includes 25,838 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 55,392 shares of common stock underlying warrants.

(6) Includes 11,359 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 74,536 shares of common stock and 10,834 shares of common stock underlying warrants owned by Lysander, LLC and 6,546 shares owned by Oystercatcher Trust. Stuart Davidson, as the Member of Lysander, LLC and Trustee of Oystercatcher Trust, has investment and voting control over the shares held by these entities.

(7) Includes 11,669 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(8) Includes 11,046 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 32,457 shares of common stock and 12,667 shares of common stock underlying warrants owned by L&L. Donald Landry, as a Member of L&L, has investment and voting control over the shares held by this entity.

(9) Includes 11,046 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 57,892 shares of common stock underlying warrants.

(10) Includes 11,046 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 3,000 shares of common stock underlying warrants.

(11) Includes 11,359 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 26,765 shares of common stock underlying warrants.

(12) Includes 11,046 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 14,217 shares of common stock underlying warrants.

(13) Includes 194,401 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 184,628 shares of common stock and 54,500 shares of common stock underlying warrants owned by Lederman & Co, 32,457 shares of common stock and 12,667 shares of common stock underlying warrants owned by L&L, 58,972 shares of common stock and 8,250 shares of common stock underlying warrants owned by Targent, 29,167 shares of common stock and 4,167 shares of common stock underlying warrants owned by Leder Laboratories, Inc., 29,167 shares of common stock and 4,167 shares of common stock underlying warrants owned by Starling Pharmaceuticals, Inc., 74,536 shares of common stock and 10,834 shares of common stock underlying warrants owned by Lysander, LLC, 6,546 shares owned by Oystercatcher Trust and 176,936 shares of common stock underlying warrants owned directly by the executive officers and directors.

(14) The mailing address for this beneficial owner is 100 Shoreline Highway, Suite 282-B, Mill Valley, California 94941. Sheila Mutter and Roger Quy are the managing members of TP Management VIII, LLC, the general partner of Technology Partners Fund VIII, LP and have voting and investment power over the securities owned by it.

(15) Based upon a Schedule 13G/A dated as of December 31, 2013 and filed with the SEC on February 13, 2014 by Technology Partners Fund VIII, LP.  Includes 477,941 shares of common stock underlying warrants. Does not include 1,333,334 purchased shares as of the January 2014 offering.

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

On July 31, 2013, we sold a promissory note in the principal face amount of $150,000 to Lederman & Co., LLC in exchange for $150,000. The note is payable on demand at any time after one year from issuance and bears no interest.

On July 31, 2013, we sold a promissory note in the principal face amount of $50,000 to Eli Lederman in exchange for $50,000. The note is payable on demand at any time after one year from issuance and bears no interest.

On August 1, 2013, we sold a promissory note in the principal face amount of $80,000 to Lederman & Co., LLC in exchange for $80,000. The note is payable on demand at any time after one year from issuance and bears no interest.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, including review of our interim financial statements were $118,000 and $115,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $133,249 and $32,730 for audit related fees during the fiscal years ended December 31, 2013 and 2012, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- for tax and fees during the fiscal years ended December 31, 2013 and 2012.

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

10.02	Form of Class A Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 23, 2012 and incorporated herein by reference.

10.03	Form of Class B Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 23, 2012 and incorporated herein by reference.

10.04
Form of Registration Rights Agreement, dated January 20, 2012, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 23, 2012 and incorporated herein by reference.

10.05
Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Leland Gershell, dated April 1, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on April 5, 2012 and incorporated herein by reference.

10.06
Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Benjamin Selzer, dated April 2, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on April 5, 2012 and incorporated herein by reference.

10.07
Amendment to Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Benjamin Selzer, dated October 5, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 10, 2012 and incorporated herein by reference.

10.08	Form of Subscription Agreement, dated November 13, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on November 14, 2012 and incorporated herein by reference.

10.09	Form of Convertible Debenture, dated November 13, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on November 14, 2012 and incorporated herein by reference.

10.10	Form of Subscription Agreement, dated December 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 5, 2012 and incorporated herein by reference.

10.11	Form of Class A Warrant, dated December 4, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 5, 2012 and incorporated herein by reference.

10.12	Form of Class B Warrant, dated December 4, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 5, 2012 and incorporated herein by reference.

10.13	Form of Registration Rights Agreement, dated December 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 5, 2012 and incorporated herein by reference.

10.14	Form of Class A Warrant, dated December 21, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 27, 2012 and incorporated herein by reference.

10.15	Form of Class B Warrant, dated December 21, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 27, 2012 and incorporated herein by reference.

10.16
Form of Amendment No. 1 to the Purchase Agreement, Registration Rights Agreement and Escrow Agreement, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 27, 2012 and incorporated herein by reference.

10.17	Form of Demand Promissory Note, filed as an exhibit to the amended registration statement on Form S-1/A filed with the Commission on August 8, 2013 and incorporated herein by reference.

10.18
Amendment to Consulting Agreement, between Tonix Pharmaceuticals, Inc. and Lederman & Co., LLC, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.19
Amendment to Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Leland Gershell, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.20
Amendment to Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bruce Daugherty, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.21
Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.

10.22
Letter of Termination, between Tonix Pharmaceuticals Holding Corp. and Lederman & Co., LLC, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.

14.01
Code of Ethics and Business Conduct for Officers, Directors and Employees, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference.

21.01	List of Subsidiaries, filed as an exhibit to the registration statement on Form S-1 filed with the Commission on May 10, 2013 and incorporated herein by reference.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 28, 2014	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2014	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ SETH LEDERMAN	Director	March 28, 2014
Seth Lederman

/s/ STUART DAVIDSON	Director	March 28, 2014
Stuart Davidson

/s/ PATRICK GRACE	Director	March 28, 2014
Patrick Grace

/s/ DONALD W. LANDRY	Director	March 28, 2014
Donald W. Landry

/s/ ERNEST MARIO	Director	March 28, 2014
Ernest Mario

/s/ CHARLES MATHER IV	Director	March 28, 2014
Charles Mather IV

/s/ JOHN RHODES	Director	March 28, 2014
John Rhodes

/s/ SAMUEL SAKS	Director	March 28, 2014
Samuel Saks

