Form 10-Q
period 2014-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2014-05-13
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 12, 2014, there were 9,929,206 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

		Condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and for the period from June 7, 2007 (date of inception) through March 31, 2014 (unaudited)	4

		Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 and for the period from June 7, 2007 (date of inception) through March 31, 2014 (unaudited)	5

		Condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2014 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and for the period from June 7, 2007 (date of inception) through March 31, 2014 (unaudited)	7

		Notes to condensed consolidated financial statements (unaudited)	8-13

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 1A.	Risk Factors	22
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3.	Defaults Upon Senior Securities	22
	ITEM 4.	Mine Safety Disclosures	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$49,547	$8,202
Prepaid expenses and other	554	429
Total current assets	50,101	8,631

Furniture and equipment, net	43	45

Restricted cash	60	60

Total assets	$50,204	$8,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $72 and $46 to related parties as of March 31, 2014 and December 31, 2013, respectively	$1,399	$765
Accrued expenses, including $-0- and $491 to related parties as of March 31, 2014 and December 31, 2013, respectively	596	1,166
Promissory notes, related party	280	280
Total current liabilities	2,275	2,211

Deferred rent payable	6	13

Total liabilities	2,281	2,224

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 9,902,379 and 5,823,081 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively and 11,002 shares to be issued as of December 31, 2013	10	6
Additional paid in capital	79,804	33,235
Deficit accumulated during development stage	(31,892)	(26,728)
Accumulated other comprehensive (income) loss	1	(1)

Total stockholders' equity	47,923	6,512

Total liabilities and stockholders' equity	$50,204	$8,736

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands Except Per Share Amounts)

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2014	2013	March 31, 2014
COSTS AND EXPENSES:
Research and development	$3,550	$741	$12,735
General and administrative	1,619	1,260	16,191
	5,169	2,001	28,926

Operating Loss	(5,169)	(2,001)	(28,926)

Gain on extinguishment of debt	-	-	8
Other income	-	-	2
Change in fair value of warrant liability	-	-	(1,177)
Interest and other financing costs, net	5	-	(1,799)

NET LOSS	$(5,164)	$(2,001)	$(31,892)

Net loss per common share, basic and diluted	$(0.59)	$(0.93)

Weighted average common shares outstanding, basic and diluted	8,718,199	2,159,130

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars In Thousands Except Per Share Amounts)

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2014	2013	March 31, 2014
Net loss	$(5,164)	$(2,001)	$(31,892)

Other comprehensive loss:
Foreign currency translation loss	2	-	1
Total other comprehensive loss	2	-	1

Comprehensive loss	$(5,162)	$(2,001)	$(31,891)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2014

(Dollars In Thousands)

(unaudited)

							Deficit
						Accumulated	Accumulated
					Additional	Other	During
	Preferred stock		Common stock		Paid in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
Balance at January 1, 2014	-	$-	5,834,083	$6	$33,235	$(1)	$(26,728)	$6,512
Issuance of common stock in exchange for exercise of warrants ($4.25 per share)	-	-	1,119,746	1	4,757	-	-	4,758
Issuance of common stock in January 2014 ($15.00 per share) net of transaction expenses of $2,824	-	-	2,898,550	3	40,651	-	-	40,654
Issuance of common stock to acquire intellectual property rights from related party in March 2014 ($12.15 per share)	-	-	50,000	-	608		-	608
Stock based compensation	-	-	-	-	553	-	-	553
Foreign currency translation adjustment	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2014	-	$-	9,902,379	$10	$79,804	$1	$(31,892)	$47,923

 See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

			From June 7, 2007
			(date of inception)
	Three months ended March 31,		Through
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,164)	$(2,001)	$(31,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	4	53
Amortization and write off of deferred financing costs	-	-	250
Non cash interest, consisting of beneficial conversion feature in connection with convertible debentures	-	-	710
Non cash interest, consisting of common stock and warrants issued in connection with convertible debentures	-	-	426
Non-cash financing costs related to January and March 2012 financing	-	-	81
Warrants issued for services rendered	-	11	51
Stock based compensation	553	392	3,822
Change in fair value of warrant liability	-	-	1,177
Common stock issued in exchange for intellectual property	608	-	991
Gain on extinguishment of debt	-	-	(8)
Changes in operating assets and liabilities:
Prepaid expenses	(126)	156	(555)
Accounts payable	635	44	1,401
Accrued interest	-	(3)	3
Accrued expenses	(572)	36	688
Deferred rent payable	(2)	(1)	17
Net cash used in operating activities	(4,064)	(1,362)	(22,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(2)	-	(96)
Payment of restricted cash and interest earned on restricted cash	-	-	(60)
Net cash used in investing activities	(2)	-	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes	-	-	480
Proceeds from other notes payable	-	-	1,020
Proceeds from related party promissory notes	-	-	280
Proceeds from exercise of warrants	4,758	-	9,386
Proceeds, net of expenses of $24 as of December 31, 2011 from Convertible Debentures	-	-	1,891
Repayment of Convertible Debentures	-	-	(150)
Proceeds, net of expenses of $1,352 (2013) and $506 (2012), from sale of units consisting of common stock and warrants, respectively	-	-	16,975
Proceeds, net of expenses of $2,824 (2014) from sale of common stock	40,654	-	42,608
Net cash provided by financing activities	45,412	-	72,490

Effect of currency rate change on cash	(1)	-	(2)

Net increase (decrease) increase in cash	41,345	(1,362)	49,547
Cash, beginning of the period	8,202	1,786	-

Cash, end of period	$49,547	$424	$49,547

Supplemental disclosures of cash flow information:
Interest paid	$-	$3	$38

Non cash investing and financing activities:
Senior convertible notes exchanged for preferred shares	$-	$-	$200
Capital contribution of accrued interest	$-	$-	$27
Demand notes together with accrued interest converted into capital stock	$-	$-	$549
Common stock issued for deferred financing costs	$-	$-	$144
Exchange of Notes Payable for Convertible Debenture	$-	$-	$820
Warrants Liability reclassified to Stockholders' Equity	$-	$-	$3,939
Exchange of Convertible Debenture for Units consisting of common stock and warrants	$-	$-	$2,635

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging problems.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., and Tonix Pharmaceuticals (Barbados), Ltd. (collectively hereafter referred to as the “Company” or “Tonix”).

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

The condensed consolidated balance sheet as of December 31, 2013 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Development Stage

As the Company is devoting substantially all of its efforts to establishing a new business and while planned principal operations have commenced there has been no revenue generated from sales, license fees or royalties; the Company is considered a development stage enterprise. Accordingly, the Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise. Financial position, results of operations and cash flows of a development stage enterprise are presented in conformity with GAAP that apply to established operating enterprises.

Liquidity

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of disorders of the central nervous system. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

At March 31, 2014, the Company had working capital of approximately $48.0 million. During the quarter ended March 31, 2014, the Company raised approximately $40.7 million through the sale of common stock in an underwritten public offering and approximately $4.8 million upon the exercise of previously issued warrants.  Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next twelve months. The Company expects that cash used in operations will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Research and development costs

The Company outsources its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed in 2007, 2010 and 2014 as research and development costs, as it related to particular research and development projects and had no alternative future uses (see Note 6).

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended March 31, 2014 and 2013 related to losses incurred during such periods.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of March 31, 2014 and 2013, there were outstanding warrants to purchase an aggregate of 2,006,160 and 1,270,732 shares, respectively, of the Company’s common stock (see Note 5). In addition, the Company has issued to employees and directors, options to acquire shares of the Company’s common stock of which 550,000 and 376,500 were outstanding at March 31, 2014 and 2013, respectively (see Note 4). In computing diluted net loss per share for the three months ended March 31, 2014 and 2013, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – JANUARY 2014 FINANCING

On January 24, 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 2,898,550 shares of its common stock in an underwritten public offering (the “January 2014 Financing”). The public offering price for each share of common stock was $15.00. The Company granted the Underwriters a 45-day option to purchase up to an additional 434,782 shares of Common Stock to cover over-allotments, if any.

The January 2014 Financing closed on January 29, 2014. The Underwriters purchased the shares at a six-percent discount to the public offering price, for an aggregate discount of $2,608,695 (or $0.90 per share). The Company also paid offering expenses of $215,757. The Company received net proceeds of $40.7 million. The over-allotment option expired unexercised.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at March 31, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50. The options vest 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at March 31, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83. The options vest 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months.

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at March 31, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52. The options vest 1/3rd on February 11, 2015 and 1/36th on the 11th of each month thereafter for 24 months.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk-free interest rate	2.19%	2.02%
Expected term of option	6.0 years	6.0 years
Expected stock price volatility	100.73%	99.96%
Expected dividend yield	$0.0	$0.0

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

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Share-based compensation expense of $552,601 and $392,323 was recognized for the three month periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had approximately $4.3 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s option plan, which the Company expects to recognize over a weighted average period of 1.72 years.

A summary of the stock option activity and related information for the 2012 Plan for the quarter ended March 31, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	376,500	$18.09	8.81	$24,915
Grants	173,500	$15.88	9.87	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2014	550,000	$17.39	8.98	$47,565

Vested and expected to vest at March 31, 2014	550,000	$17.39	8.98	$47,565
Exercisable at March 31, 2014	173,459	$20.66	8.47	$17,176

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	1,181,384	August 2018
12.00	456,009	December 2017 to February 2018
20.00	14,538	January 2015
25.00	354,229	January 2017 to February 2019
	2,006,160

During the three months ended March 31, 2014, the Company issued an aggregate of 1,119,746 shares of its common stock upon the exercise of warrants at $4.25 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

Tonix previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $37,723 and $62,500 during the three months ended March 31, 2014 and 2013, respectively. This agreement was terminated on February 11, 2014.

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes are payable on demand at any time after one year from issuance and bear no interest, and are included in current liabilities on the condensed consolidated balance sheet at March 31, 2014.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Intellectual property acquired

On March 18, 2014, Tonix Barbados entered into an agreement with Leder Laboratories, Inc. (“Leder”), to acquire intellectual property related to novel smallpox vaccines. As consideration, $125,000 was paid in cash and 25,000 shares of the Company’s common stock valued at $303,750 ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Leder.

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio and chemo protective agents. As consideration, $125,000 was paid in cash and 25,000 shares of the Company’s common stock valued at $303,750 ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Starling.

Seth Lederman, the Company’s Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

NOTE 7 – COMMITMENTS

Research and Development Contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $8.0 million at March 31, 2014 for future work to be performed.

Operating leases

On February 11, 2014, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72,354 to $132,417. Future minimum lease payments under the agreement are as follows:

Year Ending December 31,
2014	$187,438
2015	$269,844
2016	$277,509
2017	$285,404
2018	$293,537
2019	$98,758

Lederman Employment Agreement

On February 11, 2014, the Company entered into an employment agreement (the “Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the board of directors of the Company (the “Board”).  Previously, the Company entered into a consulting agreement with Lederman & Co, pursuant to which Lederman received compensation for serving as the Company’s President and Chief Executive Officer. On February 11, 2014, the consulting agreement was terminated.

The Agreement provides for various payment and benefits to Lederman in the event Lederman’s employment is terminated without cause (as defined therein), Lederman resigns for Good Reason (as defined therein) or in the event employment is terminated as a result of death or permanent disability.

TONIX PHARMACEUTICALS HOLDING CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

Defined Contribution Plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby all eligible employees may  participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. No contributions have been made by the Company as of March 31, 2014.

NOTE 8 – SUBSEQUENT EVENTS

Between April 1, 2014 and May 12, 2014, the Company entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $400,000 for future work to be performed.

On April 28, 2014, the Board of Directors approved a Stock Incentive Plan (“SIP”) and an Employee Stock Purchase Plan (“ESPP”), subject to shareholder approval. Under the SIP, 300,000 shares of common stock have been reserved for issuance. Under the ESPP, 1,800,000 shares have been reserved for issuance. To date, no issuances have been made under either plan.

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

Business Overview

We are a clinical stage pharmaceutical company dedicated to the development of novel pharmaceutical products for challenging problems. We have a pipeline of product candidates led by TNX-102 SL (cyclobenzaprine HCl sublingual tablets) 2.8 mg, which is in late-stage clinical development for fibromyalgia or FM, and represents a new class of medication for this disorder. We expect to report topline results from our ongoing Phase 2b/3 trial of TNX-102 SL in FM, potentially the first of two pivotal studies needed to support the marketing approval of TNX-102 SL for this indication, in the fourth quarter of 2014. TNX-102 SL is also in development for post-traumatic stress disorder, or PTSD, and is expected to enter a Phase 2 trial in this indication in the third quarter of 2014. We are developing TNX-201 for the treatment of episodic tension-type headache, or ETTH, and we plan to begin clinical studies of TNX-201 in the fourth quarter of 2014. We hold worldwide commercialization rights to TNX-102 SL and TNX-201. Our pipeline also includes programs for the treatment of alcohol abuse and dependence, and for protection from smallpox, radiation and chemical exposure.

We are pursuing FM as our lead indication for TNX-102 SL. Our therapeutic strategy is supported by positive results from a Phase 2a trial of TNX-102 capsules in FM patients, which demonstrated a significant decrease in pain and other symptoms after eight weeks of treatment. Following the completion of this study, as well the completion of several clinical pharmacokinetic studies of TNX-102 SL, we met with the Food and Drug Administration, or FDA, and announced that the agency indicated that positive results from two adequate, well-controlled safety and efficacy studies as well as the fulfillment of long-term safety exposure requirements for chronic use would support the approval of TNX-102 SL for the management of FM. We are currently conducting a Phase 2b/3 clinical trial of TNX-102 SL for the improvement of pain in people with FM (the BESTFIT trial). On May 12, 2014, we reported that enrollment of subjects had completed and that we expect to report topline results in the fourth quarter of 2014. We are also conducting a 12-month open-label extension study of TNX-102 SL, into which patients who have completed the BESTFIT study may enroll. Following the completion of the BESTFIT trial, we plan to complete the remaining aspects of our development program that are needed to support marketing approval by the FDA under Section 505(b)(2), including the conduct of at least one more efficacy trial in FM. We believe that TNX-102 SL also has the potential to address a range of other neuropsychiatric conditions, including PTSD. We have met with the FDA to discuss the development of TNX-102 SL for PTSD, and we plan to begin a Phase 2 trial to evaluate its efficacy and safety as a treatment for patients with PTSD in the third quarter of 2014.

We are developing another candidate, TNX-201, for the treatment of ETTH. We have met with the FDA to discuss the development of TNX-201 for ETTH, and we plan to conduct a human pharmacology study in the fourth quarter of 2014. Although the development of TNX-201 will be based on the available information related to previously-approved, but currently-unapproved, products that contain the active pharmaceutical ingredient in TNX-201, we believe the marketing approval of TNX-201 will be required to conform with the NDA requirements under Section 505(b)(1).

We have a pipeline of other product candidates, including TNX-301. We intend to develop TNX-301 under the 505(b)(2) provision as a treatment for alcohol abuse and dependence, and plan to begin formulation work on TNX-301 in 2014.

We recently acquired rights to intellectual property on two biodefense technologies: one relates to the development of novel smallpox vaccines, and the other the development of protective agents against radiation exposure. We plan to perform non-clinical research and development on these programs in 2014.  Commercializing certain biodefense products in the United States does not always require human efficacy studies, which leads us to believe that the cost and risk of bringing these products to market will be reduced, related to other new chemical entities or new biologicals.

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

Results of Operations (Dollars in Thousands)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended March 31, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $3,550, an increase of $2,809, or 379%, from $741 for the three months ended March 31, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including manufacturing and human safety and efficacy studies. During the three months ended March 31, 2014, we incurred $306, $972 and $351 in manufacturing cost, clinical activities and cost, and non-clinical activities and cost, respectively, as compared to $390, $13 and $42 in same period last year, respectively. During the three months ended March 31, 2014, we acquired $858 of intellectual property rights as compared to $nil the prior year. In addition, beginning in 2014, we began classifying certain salaries, bonuses, and stock based compensation to research and development expenses based on a change in the individuals’ responsibilities. The amount reclassified for the three months ended March 31, 2014 was $184.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $1,619, an increase of $359, or 28%, from $1,260 incurred in the three months ended March 31, 2013. This increase is primarily due to increases in payroll related expenses, travel, meals, and entertainment costs, professional services, and other expenses, offset by decreases in insurance and depreciation expenses.

Payroll related expenses increased to $728 for the three months ended March 31, 2014 from $561 for the three months ended March 31, 2013, an increase of $166, or 30%. We incurred $477 in stock based compensation in connection with the vesting of stock options issued to board members, officers and employees in the three months ended March 31, 2014 as compared to $392 in stock based compensation in the three months ended March 31, 2013. The increase in cash payroll related costs of $82 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Travel, meals and entertainment costs for the three months ended March 31, 2014 were $124, an increase of $79, or 176%, from $45 incurred during the three months ended March 31, 2013. Travel, meals and entertainment costs include approximately $70 of travel related to investor relations activities, which accounted for the primary increase from 2013. Rent for the three months ended March 31, 2014 and 2013 totaled $38 and $29, respectively. Depreciation expense in each of the three months ended March 31, 2014 and 2013 totaled $4. Office and other administrative expenses totaled $197 for the three months ended March 31, 2014, an increase of $73, or 60%, over the expenses of $124 for the same period last year. The increase was primarily due to increases in securities trading expenses, dues and subscriptions, business tax costs, and office technology costs, offset by decreases in insurance costs.

Professional services for the three months ended March 31, 2014 totaled $529, an increase of $31, or 6%, over the $498 recognized for the three months ended March 31, 2013. Of professional services, legal fees totaled $243 for the three months ended March 31, 2014, an increase of $104, or 75%, from $139 incurred for the three months ended March 31, 2013. Of the legal fees incurred, $180 were patent related costs in the 2014 period as compared to $1 in the 2013 period. Accounting fees incurred in the three months ended March 31, 2014 and 2013 amounted to $59 and $68, respectively. Consulting fees and other professional fees totaled $227 for the three months ended March 31, 2014, a decrease of $64, or 22%, from $291 for the three months ended March 31, 2013. Other professional fees include human resources, public and investor relations.

  Net Loss. As a result of the foregoing, the net loss for the three months ended March 31, 2014 was $5,164, compared to a net loss of $2,001 for the three months ended March 31, 2013.

Liquidity and Capital Resources (Dollars in Thousands)

As of March 31, 2014, we had working capital of approximately $47,723, comprised primarily of cash of $49,547 and $554 prepaid expenses, offset by $1,399 of accounts payable, $596 of accrued expenses and $280 of promissory notes to related parties. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing Phase 2b/3 clinical trial of TNX-102 SL in FM. For the three months ended March 31, 2014 and 2013, we used approximately $4,064 and $1,362 of cash in operating activities, respectively, which represented cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the three months ended March 31, 2014, net proceeds from financing activities were from the sale of our common stock of approximately $40,654 and the exercise of warrants of $4,758. In the comparable 2013 period, we did not have any financing activities. At March 31, 2014, we had cash of approximately $47,547 compared to $8,202 at December 31, 2013. Our cash is held in bank deposit accounts.

Cash used in investing activities for the three months ended March 31, 2014 was approximately $2, reflecting purchase of equipment as compared to $nil cash used for same period last year.

January 2014 Public Offering

On January 24, 2014, we entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 2,898,550 shares of our common stock. The public offering price for each share of common stock was $15.00.

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

Transactions with Related Parties

Tonix previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $37,723 and $62,500 during the three months ended March 31, 2014 and 2013, respectively. This agreement was terminated on February 11, 2014.

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes are payable on demand at any time after one year from issuance and bear no interest, and are included in current liabilities on the condensed consolidated balance sheet at March 31, 2014.

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

Pursuant to the Starling Agreement, Tonix Barbados acquired from Starling rights to a United States patent application for radio- and chemo-protective agents and related intellectual property rights, in exchange for $125,000 and 25,000 shares of our common stock valued at $303,750 ($12.15 per share).

Pursuant to the Leder Agreement, Tonix Barbados acquired from Leder rights to a United States patent application for novel smallpox vaccines and related intellectual property rights, in exchange for $125,000 and 25,000 shares of our common stock valued at $303,750 ($12.15 per share).

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

In May 2012, we issued options to purchase 175,000 shares of common stock pursuant to the 2012 Plan, of which 150,000 shares were outstanding at March 31, 2014, with such options vesting 1/3rd on May 9, 2013 and 1/36th on the 9th of each month thereafter for 24 months, having an exercise price of $30.00 and expiring 10 years from date of issuance. In February 2013, we issued options to purchase 226,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 12, 2014 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $10.20 and expiring 10 years from date of issuance. In February 2014, we issued options to purchase 173,500 shares of common stock pursuant to the 2012 Plan, with such options vesting 1/3rd on February 11, 2015 and 1/36th on the 12th of each month thereafter for 24 months, having an exercise price of $15.88 and expiring 10 years from date of issuance.

Lease Commitments

In September 2010, we entered into a five-year lease for office space in New York City. We issued a letter of credit in the amount of approximately $60,000 for the benefit of the landlord, which is collateralized by a money market account.

On February 11, 2014, we entered into a Lease Amendment and Expansion Agreement, whereby we agreed to lease additional premises commencing May 1, 2014 and expiring on April 30, 2019. Including the additional premises, the total square footage of the office space is approximately 4,776. In connection therewith, the original letter of credit was increased by $72,354 to $132,417. Our future minimum lease payments under the amended operating lease are as follows:

Year Ending December 31,
2014	$187,438
2015	269,844
2016	277,509
2017	285,404
2018	293,537
2019	98,758
TOTAL	$1,412,490

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 13, 2014	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

