Form 10-Q
period 2014-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2014-08-08
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 7, 2014, there were 10,590,106 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$43,870	$8,202
Prepaid expenses and other	946	429
Total current assets	44,816	8,631

Furniture and equipment, net	71	45

Restricted cash	133	60
Security deposit	45	-

Total assets	$45,065	$8,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $92 and $46 to related parties as of June 30, 2014 and December 31, 2013, respectively	$1,518	$765
Accrued expenses, including $3 and $491 to related parties as of June 30, 2014 and December 31, 2013, respectively	573	1,166
Promissory notes, related party	280	280
Total current liabilities	2,371	2,211

Deferred rent payable	30	13

Total liabilities	2,401	2,224

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 9,933,106 and 5,823,081 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively and 11,002 shares to be issued as of December 31, 2013	10	6
Additional paid in capital	80,586	33,235
Accumulated deficit	(37,936)	(26,728)
Accumulated other comprehensive income (loss)	4	(1)

Total stockholders' equity	42,664	6,512

Total liabilities and stockholders' equity	$45,065	$8,736

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
COSTS AND EXPENSES:
Research and development	$4,075	$944	$7,625	$1,685
General and administrative	1,974	1,142	3,593	2,402
	6,049	2,086	11,218	4,087

Operating Loss	(6,049)	(2,086)	(11,218)	(4,087)

Interest and other financing costs, net	5	-	10	-

NET LOSS	$(6,044)	$(2,086)	$(11,208)	$(4,087)

Net loss per common share, basic and diluted	$(0.61)	$(0.95)	$(1.20)	$(1.88)

Weighted average common shares outstanding, basic and diluted	9,923,184	2,186,537	9,324,020	2,172,921

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(6,044)	$(2,086)	$(11,208)	$(4,087)

Other comprehensive income:
Foreign currency translation income	3	-	5	-
Total other comprehensive income	3	-	5	-

Comprehensive loss	$(6,041)	$(2,086)	$(11,203)	$(4,087)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2014

(in thousands, except share data)

(unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2013	-	$-	5,834,081	$6	$33,235	$(1)	$(26,728)	$6,512
Issuance of common stock in exchange for exercise of warrants ($4.25 per share)	-	-	1,150,475	1	4,888	-	-	4,889
Issuance of common stock in January 2014 ($15.00 per share) net of transaction expenses of $2,824	-	-	2,898,550	3	40,651	-	-	40,654
Issuance of common stock to acquire intellectual property rights from related party in March 2014 ($12.15 per share)	-	-	50,000	-	608		-	608
Stock based compensation	-	-	-	-	1,204	-	-	1,204
Foreign currency translation adjustment	-	-	-	-	-	5	-	5
Net loss	-	-	-	-	-	-	(11,208)	(11,208)
Balance, June 30, 2014	-	$-	9,933,106	$10	$80,586	$4	$(37,936)	$42,664

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,208)	$(4,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	8
Warrants issued for services rendered	-	24
Stock based compensation	1,204	834
Common stock issued in exchange for intellectual property	608	-
Changes in operating assets and liabilities:
Prepaid expenses	(507)	178
Accounts payable	754	636
Accrued interest	-	(3)
Accrued expenses	(577)	290
Security deposit	(45)	-
Deferred rent payable	(1)	(3)
Net cash used in operating activities	(9,763)	(2,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(35)	-
Increase in restricted cash balance	(72)	-
Net cash used in investing activities	(107)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	200
Proceeds from exercise of warrants	4,889	307
Deferred offering costs	-	(101)
Proceeds, net of expenses of $2,824 from sale of common stock	40,654	-
Net cash provided by financing activities	45,543	406

Effect of currency rate change on cash	(5)	-

Net increase (decrease) increase in cash	35,668	(1,717)
Cash, beginning of the period	8,202	1,785

Cash, end of period	$43,870	$68

Supplemental disclosures of cash flow information:
Interest paid	$-	$3

Non cash investing and financing activities:
Deferred financing costs capitalized	$-	$101

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for common yet challenging medical disorders.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Recent Accounting Pronouncement Adopted

During the quarter ended June 30, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014 (and interim periods therein), with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, the Company is no longer presenting cumulative inception-to-date along with their current period amounts in its statements of operations and cash flows.

Risks and Uncertainties

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

At June 30, 2014, the Company had working capital of approximately $42.4 million, after raising approximately $40.7 million through the sale of common stock in an underwritten public offering and approximately $4.9 million upon the exercise of previously issued warrants.  In addition, in July 2014, the Company raised approximately $7.2 million through the sale of common stock in a registered direct public offering (see Note 8). Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

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

Research and development costs

The Company outsources its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired has been expensed as research and development costs, as such property related to particular research and development projects and had no alternative future uses (see Note 6).

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2014 and 2013 related to losses incurred during such periods.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of June 30, 2014 and 2013, there were outstanding warrants to purchase an aggregate of 1,975,431 and 1,232,400 shares, respectively, of the Company’s common stock (see Note 5). In addition, the Company has issued to employees and directors, options to acquire shares of the Company’s common stock of which 905,100 and 376,500 were outstanding at June 30, 2014 and 2013, respectively (see Note 4). In computing diluted net loss per share for the three and six months ended June 30, 2014 and 2013, no effect has been given to such options and warrants as their effect would be anti-dilutive.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

The January 2014 Financing closed on January 29, 2014. The Underwriters purchased the shares at a six-percent discount to the public offering price, for an aggregate discount of approximately $2.6 million (or $0.90 per share). The Company also paid offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $40.7 million. The over-allotment option expired unexercised.

NOTE 4 – SHARE BASED COMPENSATION

2012 Incentive Stock Option Plan

On April 16, 2012, the Company’s stockholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue incentive stock options as defined by the Internal Revenue Code of 1986, as amended (the “Code”) to employees of the Company and may also issue nonstatutory options to employees and others. The Company’s board of directors (“Board of Directors”) determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan.

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at June 30, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83.

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52.

2014 Incentive Stock Plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Plans”). Under the terms of the 2014 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,800,000 shares of its common stock for future issuance under the terms of the 2014 Plan.

On June 17, 2014, 355,100 options were granted under the 2014 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

General

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. Stock options granted pursuant to the Plans vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk-free interest rate	2.19% to 2.27%	2.02%
Expected term of option	6.0 years	6.0 years
Expected stock price volatility	97.56% to 100.73%	99.96%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense of $651,323 and $1,203,924 was recognized for the three and six month periods ended June 30, 2014, respectively; and $441,572 and $833,895 for the three and six month periods ended June 30, 2013, respectively.

As of June 30, 2014, the Company had approximately $6.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.38 years.

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	376,500	$18.09	8.81	$
Grants	528,600	$11.84	9.85	$
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2014	905,100	$14.44	9.21		$2,532,527

Vested and expected to vest at June 30, 2014	905,100	$14.44	9.21		$2,532,527
Exercisable at June 30, 2014	204,833	$20.27	8.23		$417,767

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

2014 Employee Stock Purchase Plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2014, there were 300,000 shares available for future issuance under the 2014 ESPP.

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	1,150,655	August 2018
12.00	456,009	December 2017 to February 2018
20.00	14,538	January 2015
25.00	354,229	January 2017 to February 2019
	1,975,431

During the six months ended June 30, 2014, the Company issued an aggregate of 1,150,475 shares of its common stock upon the exercise of warrants at $4.25 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

Tonix previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $nil and $37,723 during the three and six month periods ended June 30, 2014, respectively, and $62,500 and $125,000 during the three and six month periods ended June 30, 2013, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date (see Note 7).

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes are payable on demand at any time after one year from issuance and bear no interest, and are included in current liabilities on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013. On July 31, 2014 and August 1, 2014, the Company repaid $200,000 and $80,000, respectively, of promissory notes to related parties.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

NOTE 7 – COMMITMENTS

Research and Development Contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $7.3 million at June 30, 2014 for future work to be performed.

Operating leases

On February 11, 2014, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72,354 to $132,417 and the Company deposited an additional $72,354 into the restricted cash account maintained at the bank that issued the letter of credit.

On April 28, 2014, the Company entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby the Company agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018 (51 months). In connection therewith, the Company paid a security deposit of $44,546.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2014	$173,206
2015	$420,120
2016	$445,890
2017	$459,295
2018 and thereafter	$540,782
$2,039,293

Lederman Employment Agreement

On February 11, 2014, the Company entered into an employment agreement (the “Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the board of directors of the Company. Previously, the Company entered into a consulting agreement with Lederman & Co, pursuant to which Lederman received compensation for serving as the Company’s President and Chief Executive Officer. On February 11, 2014, the consulting agreement was terminated.

The Agreement, which has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term, provides for various payment and benefits to Lederman in the event Lederman’s employment is terminated without cause (as defined therein), Lederman resigns for Good Reason (as defined therein) or in the event employment is terminated as a result of death or permanent disability.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

Defined Contribution Plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three and six months ended June 30, 2014, the Company charged operations $30,664 for contributions under the 401(k) Plan.

NOTE 8 – SUBSEQUENT EVENT

On July 11, 2014, the Company entered into a Placement Agent Agreement with Roth Capital Partners, LLC relating to the sale of 657,000 shares of its common stock in a registered direct public offering at a price of $11.90 per share. The registered direct offering closed on July 16, 2014 and the Company received net proceeds of approximately $7.2 million, after deducting placement agent fees and offering expenses of approximately $0.6 million.

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

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the development of novel prescription products for common yet challenging medical disorders. Our lead drug development programs are directed toward conditions affecting the central nervous system, or CNS. Our pipeline of product candidates is led by TNX-102 SL (cyclobenzaprine HCl sublingual tablets), which is in late-stage clinical development as a potential treatment for fibromyalgia, or FM, and represents a new class of medication for this disorder. We expect to report topline results from our ongoing Phase 2b/3 trial of TNX-102 SL in FM, potentially the first of two pivotal trials needed to support marketing approval in this indication, in the fourth quarter of 2014. TNX-102 SL is also in development as a potential treatment for post-traumatic stress disorder, or PTSD, and we expect to commence a Phase 2 trial for this indication in the fourth quarter of 2014. We are also developing TNX-201 (isometheptene mucate single isomer) as a potential treatment for episodic tension-type headache, or ETTH. We plan to file an Investigational New Drug, or IND, application in the fourth quarter of 2014 for clearance to commence a Phase 1 trial of TNX-201 for this indication. We expect to commence the Phase 1 trial in the first quarter of 2015. We hold worldwide commercialization rights to TNX-102 SL and TNX-201. Our pipeline also includes preclinical programs for the treatment of alcohol abuse and dependence, and for protection from smallpox as well as from radiation and chemical exposure.

TNX-102 SL

Our lead product candidate, TNX-102 SL, is a small, rapidly disintegrating tablet containing cyclobenzaprine, or CBP, for sublingual administration. CBP is the active pharmaceutical ingredient of two widely prescribed products, or CBP products, that are approved for acute use only. We are developing TNX-102 SL as a bedtime therapy for the management of FM and PTSD, which are chronic indications for which CBP products are not approved. We believe that three key aspects of TNX-102 SL distinguish it from CBP products: (1) it is being developed at a dose level well below the lowest marketed doses of CBP products; (2) it is dosed daily at bedtime under the tongue for rapid sublingual absorption, whereas CBP products are swallowed and provide absorption in the small intestine; and (3) it is being developed with a safety profile suitable for chronic use, whereas CBP products are not approved for more than two to three weeks of use. We expect that any applications we submit to the Food and Drug Administration, or FDA, for approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, which we believe will allow for a shorter timeline of clinical and non-clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities, or NCEs, that have never been approved in the United States, are generally developed to meet the FDA’s new drug registration requirements.

We have conducted several clinical and non-clinical pharmacokinetic trials of TNX-102 sublingual formulations, which we believe support the development of TNX-102 SL as a novel therapeutic product for FM and PTSD. Results from these trials demonstrate a number of potentially advantageous characteristics as compared to marketed CBP products, which are not approved for these indications. For example, our Phase 1 comparative trials showed that TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following administration relative to oral CBP tablets. TNX-102 SL was generally well-tolerated, with no serious adverse events reported in these studies. Some subjects experienced transient numbness on the tongue after TNX-102 SL administration, and other side-effects reported were similar to those reported with approved CBP products.

TNX-102 SL – Fibromyalgia Program

We are developing TNX-102 SL for the treatment of FM under an IND cleared by the FDA in 2011. At an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in February 2013, we discussed the design of our clinical program, including the acceptability of the pivotal study design and the proposed registration plan, to support the approval of TNX-102 SL for the management of FM. On the basis of our discussions with the FDA, we believe that positive results from two adequate, well-controlled safety and efficacy studies and the establishment of long-term safety for chronic use, as evidenced by results from open-label safety exposure studies per FDA requirements, would support the approval of TNX-102 SL for the management of FM.

Following our meeting with the FDA, in September 2013, we commenced our 200-patient, 17-U.S. site, randomized, double-blind, placebo-controlled Phase 2b/3 BESTFIT clinical trial, or the BESTFIT trial. In the BESTFIT trial, patients with FM are being treated with either TNX-102 SL 2.8 mg or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT trial is the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, or NRS, using a daily telephonic diary. This endpoint is similar to that utilized in clinical trials of drug products currently approved for use in FM. We are also collecting information on other outcome measures, including NRS scores at other time points, the revised Fibromyalgia Impact Questionnaire, and the Patient Global Impression of Change. In May 2014, we announced the completion of patient enrollment into the BESTFIT trial. We expect to report topline results from the BESTFIT trial in the fourth quarter of 2014.

In December 2013, we commenced Study F203, a 12-month open-label extension study of TNX-102 SL in patients who have completed the BESTFIT study. The goal of Study F203 is to obtain the prerequisite 6- and 12-month safety exposure data to support the NDA filing.

TNX-102 SL – Post-Traumatic Stress Disorder Program

We are also developing TNX-102 SL for the management of PTSD under an IND cleared by the FDA in June 2014. We expect to commence a 220-patient, approximately 25-U.S. site, randomized, double-blind, placebo-controlled, Phase 2 trial of TNX-102 SL in subjects with military-related PTSD, or the AtEase trial, in the fourth quarter of 2014. The AtEase trial is designed to study the safety and efficacy of two doses of TNX-102 SL administered once daily at bedtime. The objective of the AtEase trial is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following eight weeks of treatment using the Clinician-Administered PTSD Scale.

If the results of the AtEase trial are positive, we intend to meet with the FDA to finalize the design of the registration studies that would be required to support approval of an NDA for this indication. Based on our communications with the FDA to date, we believe positive results from two adequate, well-controlled efficacy and safety studies and long-term (6 and 12 month) safety exposure data will be sufficient to support FDA approval for this indication. We expect that we will be able to use the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

TNX-201 – Episodic Tension-Type Headache Program

TNX-201 is a single isomer of isometheptene mucate, or IMH, and is under development as a treatment for ETTH, an indication believed to affect approximately 20% of the global adult population. Although currently not approved for any indication, IMH has an extensive history of use as a prescription pharmaceutical in the U.S. as a mixture of two mirror-image isomers, or IMH enantiomers, also known as a racemic mixture. Racemic IMH has been marketed as Octin® for conditions including tension and vascular headache. In addition, racemic IMH has been marketed in combination products for the relief of tension and vascular headaches (examples include Midrin® and MigraTen®). Based on our evaluation studies, we believe that one of the IMH enantiomers, which we are developing as TNX-201, is primarily responsible for the efficacy associated with the racemic mixture in the treatment of headache, and that the other IMH isomer may be associated with greater safety and tolerability risks. As a result, we believe that TNX-201 may have an improved clinical profile as compared to the racemic mixture for headache indications. According to the FDA’s Stereoisomeric Drugs Development Policy, the development of a single enantiomer of a racemic drug is particularly desirable in cases in which one enantiomer has a toxic or undesirable pharmacologic effect and the other does not.

We held a pre-IND meeting with the FDA in January 2014 to discuss the regulatory pathway for the development of TNX-201 for the treatment of ETTH. Based on that meeting, we believe that the initial IND for TNX-201 will not require any additional nonclinical data to support a first-in-man Phase I comparative pharmacokinetic and safety study, which we expect to commence in the first quarter of 2015. Although the development of TNX-201 will be based on the available information on racemic IMH, approval of any NDA will be pursuant to Section 505(b)(1) of the FDCA.

Additional Product Candidates

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product, or CDP, containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for alcohol abuse and dependence, and plan to begin formulation work on TNX-301 later in the second half of 2014. In addition, we recently acquired rights to intellectual property on two biodefense technologies: one relating to the development of novel smallpox vaccines, and the other to the development of protective agents against radiation exposure. We plan to perform non-clinical research and development on these programs later in the second half of 2014. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the United States may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other NCEs or new biologic candidates.

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

We are currently conducting our BESTFIT study, a Phase 2b/3 clinical trial of TNX-102 SL in FM. We also plan to begin a Phase 2 trial of TNX-102 SL in PTSD in the fourth quarter of 2014, as well as advance TNX-201 for ETTH into clinical studies in the first quarter of 2015. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

Results of Operations (in thousands, except share data)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended June 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 were $4,075, an increase of $3,131, or 333%, from $944 for the three months ended June 30, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including manufacturing and human safety and efficacy studies. During the three months ended June 30, 2014, we incurred $762, $1,497 and $374 in manufacturing costs, clinical activity costs, and non-clinical activity costs, respectively, as compared to $213, $373 and $99 in the same period last year, respectively. Beginning in 2014, we began classifying certain salaries, bonuses, and stock based compensation to research and development expenses based on a change in the individuals’ responsibilities. Included in the three months ended June 30, 2014 was $366 related to individuals that for the comparative period in 2013, were considered part of general and administrative expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were $1,974, an increase of $832, or 73%, from $1,142 incurred in the three months ended June 30, 2013. This increase is primarily due to increases in payroll related expenses, travel, meals, and entertainment costs, professional services, and other expenses, offset by a decrease in insurance.

Payroll related expenses increased to $926 for the three months ended June 30, 2014 from $617 for the three months ended June 30, 2013, an increase of $309, or 50%. We incurred $548 in stock based compensation in connection with the vesting of stock options issued to board members, officers and employees in the three months ended June 30, 2014 as compared to $442 in stock based compensation in the three months ended June 30, 2013. The increase in cash payroll related costs of $203 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Travel, meals and entertainment costs for the three months ended June 30, 2014 were $113, an increase of $26, or 30%, from $87 incurred during the three months ended June 30, 2013. The increase in travel, meals and entertainment costs was primarily related to investor relations activities. Rent for the three months ended June 30, 2014 and 2013 totaled $64 and $29, respectively. In 2014, we increased the size of our corporate headquarters in New York and opened a satellite office in California. Depreciation expense for the three months ended June 30, 2014 and 2013 totaled $5 and $4, respectively. Office and other administrative expenses totaled $355 for the three months ended June 30, 2014, an increase of $218, or 159%, over the expenses of $137 for the same period last year. The increase was primarily due to increases in securities trading expenses, conventions, dues and subscriptions and business tax costs, offset by decreases in insurance costs.

Professional services for the three months ended June 30, 2014 totaled $510, an increase of $241, or 90%, over the $269 recognized for the three months ended June 30, 2013. Of professional services, legal fees totaled $140 for the three months ended June 30, 2014, a decrease of $2, or 1%, from $142 incurred for the three months ended June 30, 2013. Investor and public relations fees incurred in the three months ended June 30, 2014 were $275, an increase of $174, or 172%, from $101 incurred in the three months ended June 30, 2013. Accounting fees incurred in the three months ended June 30, 2014 and 2013 amounted to $46 and $25, respectively. Consulting fees and other professional fees totaled $48 for the three months ended June 30, 2014, an increase of $47 from $1 for the three months ended June 30, 2013. Other professional fees include human resources, finance and corporate consultants.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2014 was $6,044, compared to a net loss of $2,086 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six month periods ended June 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 were $7,625, an increase of $5,940, or 353%, from $1,685 for the six months ended June 30, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including manufacturing and human safety and efficacy studies. During the six months ended June 30, 2014, we incurred $1,068, $2,469 and $725 in manufacturing costs, clinical activity costs, and non-clinical activity costs, respectively, as compared to $603, $386 and $141 in the same period last year, respectively. During the six months ended June 30, 2014, we acquired $858 of intellectual property rights as compared to $nil in the same period last year. In addition, beginning in 2014, we began classifying certain salaries, bonuses, and stock based compensation to research and development expenses based on a change in the individuals’ responsibilities. Included in the six months ended June 30, 2014 was $550 related to individuals that for the comparative period in 2013, were considered part of general and administrative expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 were $3,593, an increase of $1,191, or 50%, from $2,402 incurred in the six months ended June 30, 2013. This increase is primarily due to increases in payroll related expenses, travel, meals, and entertainment costs, professional services, and other expenses, offset by a decrease in insurance.

Payroll related expenses increased to $1,653 for the six months ended June 30, 2014 from $1,178 for the six months ended June 30, 2013, an increase of $475, or 40%. We incurred $1,025 in stock based compensation in connection with the vesting of stock options issued to board members, officers and employees in the six months ended June 30, 2014 as compared to $834 in stock based compensation in the six months ended June 30, 2013. The increase in cash payroll related costs of $284 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Travel, meals and entertainment costs for the six months ended June 30, 2014 were $238, an increase of $106, or 80%, from $132 incurred during the three months ended June 30, 2013. The increase in travel, meals and entertainment costs was primarily related to investor relations activities. Rent for the six months ended June 30, 2014 and 2013 totaled $103 and $57, respectively. In 2014, we increased the size of our corporate headquarters in New York and opened a satellite office in California. Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $9 and $8, respectively. Office and other administrative expenses totaled $552 for the six months ended June 30, 2014, an increase of $296, or 116%, over the expenses of $256 for the same period last year. The increase was primarily due to increases in securities trading expenses, conventions, dues and subscriptions, business tax costs, and office technology costs, offset by decreases in insurance costs.

Professional services for the six months ended June 30, 2014 totaled $1,038, an increase of $271, or 35%, over the $767 recognized for the six months ended June 30, 2013. Of professional services, legal fees totaled $383 for the six months ended June 30, 2014, an increase of $102, or 36%, from $281 incurred for the six months ended June 30, 2013. Investor and public relations fees incurred in the six months ended June 30, 2014 was $461, an increase of $97, or 27%, from $364 incurred in the six months ended June 30, 2013. Accounting fees incurred in the six months ended June 30, 2014 and 2013 amounted to $105 and $93, respectively. Consulting fees and other professional fees totaled $89 for the six months ended June 30, 2014, an increase of $60, or 207%, from $29 for the three months ended June 30, 2013. Other professional fees include human resources, finance and corporate consultants.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2014 was $11,208, compared to a net loss of 4,087 for the six months ended June 30, 2013.

Liquidity and Capital Resources (in thousands, except share data)

As of June 30, 2014, we had working capital of approximately $42,445, comprised primarily of cash of $43,870 and $946 prepaid expenses, offset by $1,518 of accounts payable, $573 of accrued expenses and $280 of promissory notes to related parties. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our BESTFIT trial. For the six months ended June 30, 2014 and 2013, we used approximately $9,763 and $2,123 of cash in operating activities, respectively, which represented cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, non-clinical activity costs and clinical activity costs, regulatory costs, and payroll. For the six months ended June 30, 2014, net proceeds from financing activities were from the sale of our common stock of approximately $40,654 and the exercise of warrants of $4,889. In the comparable 2013 period, net proceeds from financing activities were comprised of related party advances of $200 and the exercise of warrants of $307, net of $101 prepaid deferred offering costs. At June 30, 2014, we had cash of approximately $43,870 compared to $8,202 at December 31, 2013. Our cash is held in bank deposit accounts.

Cash used in investing activities for the six months ended June 30, 2014 was approximately $107, reflecting purchase of equipment of $35 and additions to restricted cash accounts of $72, respectively. There was $nil cash used in investing activities for the six months ended June 30, 2013.

January 2014 Public Offering

On January 24, 2014, we entered into an underwriting agreement with Roth Capital Partners, LLC (“Roth”), as representative of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 2,898,550 shares of our common stock. The public offering price for each share of common stock was $15.00.

Our net proceeds from the sale of the shares of common stock was approximately $40,700, after deducting underwriting discounts and commissions and other offering expenses payable by us.  We granted the Underwriters a 45-day option to purchase up to an additional 434,782 shares of common stock to cover over-allotments, if any. The offering closed on January 29, 2014 and the over-allotment option expired unexercised.

July 2014 Public Offering

On July 11, 2014, we entered into a placement agent agreement with Roth relating to the sale of 657,000 shares of our common stock in a registered direct public offering at a price of $11.90 per share. The registered direct offering closed on July 16, 2014 and we received net proceeds of approximately $7,200, after deducting placement agent fees and offering expenses of approximately $600.

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

Transactions with Related Parties (in thousands, except share data)

We previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $nil and $38 during the three and six month periods ended June 30, 2014, respectively, and $63 and $125 during the three and six month periods ended June 30, 2013, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date.

On July 31, 2013, we sold two promissory notes in the principal face amounts of $150 and $50 to Lederman & Co and Eli Lederman, respectively, in exchange for $150 and $50, respectively. On August 1, 2013, we sold a promissory note in the principal face amount of $80 to Lederman & Co in exchange for $80. The notes are payable on demand at any time after one year from issuance and bear no interest, and are included in current liabilities on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013. On July 31, 2014 and August 1, 2014 (subsequent to the financial statements), we repaid $200 and $80, respectively, the above described notes.

On March 18, 2014, Tonix Barbados entered into an asset purchase agreement (the “Starling Agreement”) with Starling Pharmaceuticals, Inc. (“Starling”) and an asset purchase agreement (the “Leder Agreement” and together with the Starling Agreement, the “Agreements”) with Leder Laboratories, Inc. (“Leder”). Seth Lederman, our Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

Pursuant to the Starling Agreement, Tonix Barbados acquired from Starling rights to a United States patent application for radio- and chemo-protective agents and related intellectual property rights, in exchange for $125 and 25,000 shares of our common stock valued at $304 ($12.15 per share).

Pursuant to the Leder Agreement, Tonix Barbados acquired from Leder rights to a United States patent application for novel smallpox vaccines and related intellectual property rights, in exchange for $125 and 25,000 shares of our common stock valued at $304 ($12.15 per share).

Stock Compensation

2012 Incentive Stock Option Plan

On April 16, 2012, our stockholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of our common stock to officers, directors, employees and consultants of our company. Under the terms of the 2012 Plan, we may issue incentive stock options as defined by the Internal Revenue Code of 1986, as amended (the “Code”) to our employees and may also issue nonstatutory options to employees and others. Our board of directors (“Board of Directors”) determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. We reserved 200,000 shares of our common stock for future issuance under the terms of the 2012 Plan.

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at June 30, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83.

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52.

Stock options granted under the 2012 Plan vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant.

2014 Incentive Stock Plan

On June 9, 2014, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Stock Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,800,000 shares of our common stock for future issuance under the terms of the 2014 Plan.

On June 17, 2014, 355,100 options were granted under the 2014 Plan (all of which were outstanding at June 30, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76.

Stock options granted under the 2014 Plan vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant.

2014 Employee Stock Purchase Plan

On June 9, 2014, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2014, there were 300,000 shares available for future issuance under the 2014 ESPP.

Lease Commitments

On February 11, 2014, we entered into a lease amendment and expansion agreement, whereby we agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72,354 to $132,417.

On April 28, 2014, we entered into a lease for approximately 3,578 square feet of office space in San Jose, California whereby we agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018 (51 months). In connection therewith, we paid a security deposit of $44,546.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2014	$173,206
2015	$420,120
2016	$445,890
2017	$459,295
2018 and thereafter	$540,782
$2,039,293

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

Income Taxes. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. We record an estimated valuation allowance on our deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized. We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Recent Accounting Pronouncements Adopted and Issued

During the quarter ended June 30, 2014, we adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014, (and interim periods therein) with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, we are no longer presenting cumulative inception-to-date along with our current period amounts in our statements of operations and cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2014, we issued 1,800 shares of common stock to one investor upon the exercise of warrants issued August 14, 2013 (“Warrants”) for proceeds of $7,650.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 24, 2014, we issued an aggregate of 23,529 shares of common stock to two investors upon the exercise of Warrants for aggregate proceeds of approximately $99,998.25.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 25, 2014, we issued an aggregate of 1,500 shares of common stock to three investors upon the exercise of Warrants for proceeds of $6,375.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 6, 2014, we issued an aggregate of 900 shares of common stock to three investors upon the exercise of Warrants for proceeds of $3,825.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 9, 2014, we issued an aggregate of 3,000 shares of common stock to three investors upon the exercise of Warrants for proceeds of $12,750.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 8, 2014	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

