Form 10-Q
period 2014-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2014-11-07
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 6, 2014, there were 10,771,690 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$46,227	$8,202
Prepaid expenses and other	699	429
Total current assets	46,926	8,631

Furniture and equipment, net	224	45

Restricted cash	133	60
Security deposit, long term	45	-

Total assets	$47,328	$8,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $47 and $46 to related parties as of September 30, 2014 and December 31, 2013, respectively	$2,448	$765
Accrued expenses, including $-0- and $491 to related parties as of September 30, 2014 and December 31, 2013, respectively	1,049	1,166
Promissory notes, related party	-	280
Total current liabilities	3,497	2,211

Deferred rent payable	54	13

Total liabilities	3,551	2,224

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 10,734,043 and 5,823,081 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively, and 11,002 shares to be issued as of December 31, 2013	11	6
Additional paid in capital	89,120	33,235
Accumulated deficit	(45,355)	(26,728)
Accumulated other comprehensive income (loss)	1	(1)

Total stockholders' equity	43,777	6,512

Total liabilities and stockholders' equity	$47,328	$8,736

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
COSTS AND EXPENSES:
Research and development	$5,217	$1,637	$12,842	$3,322
General and administrative	2,217	1,455	5,810	3,857
	7,434	3,092	18,652	7,179

Operating loss	(7,434)	(3,092)	(18,652)	(7,179)

Interest and other financing costs, net	15	2	25	2

NET LOSS	$(7,419)	$(3,090)	$(18,627)	$(7,177)

Net loss per common share, basic and diluted	$(0.71)	$(0.87)	$(1.92)	$(2.73)

Weighted average common shares outstanding, basic and diluted	10,496,504	3,537,490	9,719,142	2,632,777

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars In Thousands, Except Per Share Amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(7,419)	$(3,090)	$(18,627)	$(7,177)

Other comprehensive (loss) income:
Foreign currency translation (loss) income	(1)	-	2	-
Total other comprehensive loss	(1)	-	2	-

Comprehensive loss	$(7,420)	$(3,090)	$(18,625)	$(7,177)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(Dollars In Thousands)
(unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2014	-	$-	5,834,081	$6	$33,235	$(1)	$(26,728)	$6,512
Issuance of common stock in exchange for exercise of warrants ($4.25 per share)	-	-	1,260,734	1	5,357	-	-	5,358
Issuance of common stock in January 2014 ($15.00 per share), net of transaction expenses of $2,824	-	-	2,898,550	3	40,651	-	-	40,654
Issuance of common stock in July 2014 ($11.90 per share), net of transaction expenses of $636	-	-	657,000	1	7,181			7,182
Issuance of common stock to acquire intellectual property rights from related party in March 2014 ($12.15 per share)	-	-	50,000	-	608		-	608
Issuance of common stock in exchange for 48,240 warrants exercised on a cashless basis	-	-	33,678	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,088	-	-	2,088
Foreign currency translation adjustment	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	(18,627)	(18,627)
Balance, September 30, 2014	-	$-	10,734,043	$11	$89,120	$1	$(45,355)	$43,777

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,627)	$(7,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	12
Warrants issued for services rendered	-	30
Stock-based compensation	2,088	1,276
Common stock issued in exchange for intellectual property	608	-
Changes in operating assets and liabilities:
Prepaid expenses	(268)	178
Accounts payable	1,688	160
Accrued interest	-	(3)
Accrued expenses	(127)	542
Security deposit	(45)	-
Deferred rent payable	46	(4)
Net cash used in operating activities	(14,622)	(4,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(194)	(8)
Increase in restricted cash balance	(73)	-
Net cash used in investing activities	(267)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party promissory notes	-	280
Repayments of related party promissory notes	(280)	-
Proceeds from exercise of warrants	5,358	307
Net proceeds from sale of common stock	47,836	10,042
Net cash provided by financing activities	52,914	10,629

Effect of currency rate change on cash	-	-

Net increase in cash	38,025	5,635
Cash, beginning of the period	8,202	1,785

Cash, end of period	$46,227	$7,420

Supplemental disclosures of cash flow information:
Interest paid	$-	$3

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Recent accounting pronouncement adopted

During the quarter ended June 30, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014 (and interim periods therein), with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, the Company elected early adoption and is no longer presenting cumulative inception-to-date along with their current period amounts in its statements of operations and cash flows.

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

At September 30, 2014, the Company had working capital of approximately $43.4 million, after raising approximately $40.7 million through the sale of common stock in an underwritten public offering, $7.2 million through the sale of common stock in a registered direct offering and approximately $5.4 million upon the exercise of previously issued warrants.  Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2014 and 2013 related to losses incurred during such periods.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of September 30, 2014 and 2013, there were outstanding warrants to purchase an aggregate of 1,816,932 and 4,421,600 shares, respectively, of the Company’s common stock (see Note 5). In addition, the Company has issued to employees and directors, options to acquire shares of the Company’s common stock of which 905,100 and 376,500 were outstanding at September 30, 2014 and 2013, respectively (see Note 4). In computing diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – JANUARY AND JULY 2014 FINANCING

January 2014 financing

On January 24, 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC (“Roth”), as representative of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 2,898,550 shares of its common stock in an underwritten public offering (the “January 2014 Financing”). The public offering price for each share of common stock was $15.00. The Company granted the Underwriters a 45-day option to purchase up to an additional 434,782 shares of common stock to cover over-allotments, if any.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

July 2014 financing

On July 11, 2014, the Company entered into subscription agreements with investors, relating to the issuance and sale of 657,000 shares of the Company’s common stock in a registered direct offering. The purchase price for each share of Common Stock was $11.90.

Roth acted as the exclusive placement agent in this offering pursuant to the terms of a placement agent agreement, dated July 11, 2014, between the Company and Roth. Pursuant to the placement agent agreement, the Company agreed to pay Roth a placement agent fee equal to six percent of the gross proceeds of the offering.

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

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at September 30, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83.

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52.

2014 incentive stock plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Plans”). Under the terms of the 2014 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,800,000 shares of its common stock for future issuance under the terms of the 2014 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

On June 17, 2014, 295,100 and 60,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76. As of September 30, 2014, the fair value related to consultant grants was $5.82.

General

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Stock options granted pursuant to the Plans vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	2.19% to 2.52%	2.02%
Expected term of option	6.0 to 9.72 years	6.0 years
Expected stock price volatility	94.57% to 100.73%	99.96%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense of $883,877 and $2,087,801 was recognized for the three and nine month periods ended September 30, 2014, respectively; and $441,571 and $1,275,466 for the three and nine month periods ended September 30, 2013, respectively.

As of September 30, 2014, the Company had approximately $5.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.22 years.

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	376,500	$18.09	8.81	$
Grants	528,600	$11.84	9.85	$
Exercised	-
Forfeitures or expirations	-
Outstanding at September 30, 2014	905,100	$14.44	8.96		$-

Vested and expected to vest at September 30, 2014	905,100	$14.44	8.96		$-
Exercisable at September 30, 2014	236,208	$19.98	7.99		$-

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2014, there were 300,000 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of September 30, 2014, approximately $46,000 of employee payroll deductions which have been withheld since July 1, 2014, the commencement of the offering period are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the quarter ended September 30, 2014 is not material.

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	992,156	August 2018
12.00	456,009	December 2017 to February 2018
20.00	14,538	January 2015
25.00	354,229	January 2017 to February 2019
	1,816,932

During the nine months ended September 30, 2014, the Company issued an aggregate of 1,260,734 shares of its common stock upon the exercise of warrants at $4.25 per share.

In August 2014, the Company issued 33,678 shares of its common stock upon the exercise of 48,240 warrants exercisable at $4.25 per share on a cashless basis.

NOTE 6 – RELATED PARTY TRANSACTIONS

Tonix previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $0 and $37,723 during the three and nine month periods ended September 30, 2014, respectively, and $62,500 and $187,500 during the three and nine month periods ended September 30, 2013, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date (see Note 7).

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes were payable on demand at any time after one year from issuance and bear no interest, and were included in current liabilities on the condensed consolidated balance sheet at December 31, 2013. On July 31, 2014 and August 1, 2014, the Company repaid $200,000 and $80,000, respectively.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio- and chemo-protective agents. As consideration, $125,000 was paid in cash and 25,000 shares of the Company’s common stock valued at $303,750 ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Starling.

Seth Lederman, the Company’s Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

NOTE 7 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $13.1 million at September 30, 2014 for future work to be performed.

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

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2014	$106,998
2015	$420,120
2016	$445,890
2017	$459,295
2018 and thereafter	$540,782
$1,973,085

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

The Agreement, which has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term, provides for various payments and benefits to Lederman in the event Lederman’s employment is terminated without cause (as defined therein), Lederman resigns for Good Reason (as defined therein) or in the event employment is terminated as a result of death or permanent disability.

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three and nine months ended September 30, 2014, the Company charged operations $44,042 and $74,706 for contributions under the 401(k) Plan, respectively.

 NOTE 8 – SUBSEQUENT EVENT

On October 29, 2014, 321,700 options were granted to employees and directors under the 2014 Plan with an exercise price of $6.68.

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

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the development of novel prescription products for common yet challenging medical disorders. Our lead drug development programs are directed toward conditions affecting the central nervous system, or CNS. Our pipeline of product candidates is led by TNX-102 SL (cyclobenzaprine HCl sublingual tablets), which is in late-stage clinical development as a potential treatment for fibromyalgia, or FM, and represents a new class of medication for this disorder. We recently completed a Phase 2b clinical trial of TNX-102 SL in FM, and we expect to initiate a Phase 3 registration program in the first half of 2015. TNX-102 SL is also in development as a potential treatment for post-traumatic stress disorder, or PTSD, and we expect to commence a Phase 2 trial for this indication in the fourth quarter of 2014. We are also developing TNX-201 (isometheptene mucate single isomer) as a potential treatment for episodic tension-type headache, or ETTH. We commenced and plan to complete a Phase 1 trial of TNX-201 in the fourth quarter of 2014, and we expect to begin a Phase 2 trial in episodic tension-type headache in the first half of 2015. We hold worldwide commercialization rights to TNX-102 SL and TNX-201. Our pipeline also includes preclinical programs for the treatment of alcohol abuse and dependence, and for protection from smallpox as well as from radiation and chemical exposure.

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

TNX-102 SL – Fibromyalgia Program

We are developing TNX-102 SL for the treatment of FM under an investigational new drug application, or IND, cleared by the FDA in 2011. At an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in February 2013, we discussed the design of our clinical program, including the acceptability of the pivotal study design and the proposed registration plan, to support the approval of TNX-102 SL for the management of FM. On the basis of our discussions with the FDA, we believe that positive results from two adequate, well-controlled safety and efficacy studies and the establishment of long-term safety for chronic use, as evidenced by results from open-label safety exposure studies per FDA requirements, would support the approval of TNX-102 SL for the management of FM.

In September 2014, we reported preliminary top-line results from the randomized, double-blind, placebo-controlled Phase 2b BESTFIT clinical trial of TNX-102 SL in FM, or the BESTFIT trial. In the BESTFIT trial, 205 patients with FM were randomized at 17 U.S. centers to treatment with either TNX-102 SL 2.8 mg or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT trial was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, using a daily telephonic diary. In the BESTFIT trial, TNX-102 SL did not achieve statistical significance in the primary outcome measure (p=0.172, analysis of covariance, or ANCOVA, multiple imputation for missing data using a jump to control approach). However, the trial demonstrated that TNX-102 SL had a statistically significant effect on pain as measured by a 30 percent responder analysis of the primary pain data (p=0.033). The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the Patient Global Impression of Change (p=0.025) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p=0.014). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the PROMIS Sleep Disturbance instrument (p=0.005). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

TNX-102 SL was well tolerated in the BESTFIT trial. Among subjects randomized to the active and control arms, 86 percent and 83 percent, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 42 percent of participants on TNX-102 SL vs. one percent on placebo, and bitter taste in eight percent on TNX-102 SL vs. none on placebo. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

We are currently seeking guidance from the FDA on the design of the Phase 3 studies to support the approval of TNX-102 SL in FM, and we expect to initiate a Phase 3 registration program of TNX-102 SL in FM in the first half of 2015.

In December 2013, we commenced Study F203, a 12-month open-label extension study of TNX-102 SL in patients who have completed the BESTFIT study. The goal of Study F203 is to obtain the prerequisite 6- and 12-month safety exposure data to support a new drug application, or NDA, filing. We expect to complete Study F203 in August 2015.

TNX-102 SL – Post-Traumatic Stress Disorder Program

We are also developing TNX-102 SL for the management of PTSD under a separate IND cleared by the FDA in June 2014. We expect to commence a 220-patient, approximately 25-U.S. site, randomized, double-blind, placebo-controlled, Phase 2 trial of TNX-102 SL in subjects with military-related PTSD, or the AtEase trial, in the fourth quarter of 2014. The AtEase trial is designed to study the safety and efficacy of two doses of TNX-102 SL administered once daily at bedtime. The objective of the AtEase trial is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following eight weeks of treatment using the Clinician-Administered PTSD Scale.

If the results of the AtEase trial are positive, we intend to meet with the FDA to finalize the design of the Phase 3 program that would be required to support approval of an NDA for this indication. Based on our communications with the FDA to date, we believe positive results from two adequate, well-controlled efficacy and safety studies and long-term (six and 12 month) safety exposure data will be sufficient to support FDA approval for this indication. We expect that we may be able to use the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

TNX-201 – Episodic Tension-Type Headache Program

We are developing TNX-201 for the treatment of ETTH under an IND cleared by the FDA in October 2014. TNX-201 is a single isomer of isometheptene mucate, or IMH. Although currently not approved for any indication, IMH has an extensive history of use as a prescription pharmaceutical in the U.S. as a mixture of two mirror-image isomers, or IMH enantiomers, also known as a racemic mixture. Racemic IMH had been marketed as Octin® for conditions including tension and vascular headache. In addition, racemic IMH has been marketed in combination products for the relief of tension and vascular headaches (examples include Midrin®, MigraTen® and Prodrin®). Based on our evaluation studies, we believe that one of the IMH enantiomers, which we are developing as TNX-201, is primarily responsible for the efficacy associated with the racemic mixture in the treatment of headache, and that the other IMH enantiomer may be associated with toxic or undesirable pharmacologic effects. As a result, we believe that TNX-201 may possess favorable safety and tolerability relative to both the other IMH enantiomer and to racemic IMH, and potentially have an improved clinical profile as compared to the unapproved racemic IMH for headache indications. According to the FDA’s Stereoisomeric Drugs Development Policy, the development of a single enantiomer of a racemic drug is particularly desirable in cases in which one enantiomer has a toxic or undesirable pharmacologic effect and the other does not.

We held a pre-IND meeting with the FDA in January 2014 to discuss the regulatory pathway for the development of TNX-201 for the treatment of ETTH. A first-in-man Phase 1 single ascending dose comparative pharmacokinetic and safety study of TNX-201 will be completed in the fourth quarter of 2014, and we expect to begin a Phase 2 study in ETTH in the first half of 2015. Although the clinical development of TNX-201 can be accelerated based on the available information on racemic IMH, approval of any NDA will be pursuant to Section 505(b)(1) of the FDCA.

Additional Product Candidates

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product, or CDP, containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for alcohol abuse and dependence, and we have commenced development work on TNX-301 formulations. In addition, earlier this year, we acquired rights to intellectual property on two biodefense technologies: one relating to the development of novel smallpox vaccines, and the other to the development of protective agents against radiation exposure. We have begun non-clinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the United States may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other NCEs or new biologic candidates.

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

We initiated a Phase 1 study of TNX-201 for ETTH in November 2014, and plan to begin a Phase 2 trial of TNX-102 SL in PTSD in the fourth quarter of 2014. Also, we plan to begin a Phase 3 program of TNX-102 SL in FM in the first half of 2015. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

The commencement and completion of clinical trials for our products may be delayed by many factors, including a failure to show substantial evidence of efficacy during clinical trials, unforeseen safety issues, slower than expected patient recruitment, or government delays. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety effectiveness or quality of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to accurately estimate the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

Results of Operations (in thousands, except share data)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three month periods ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 were $5,217, an increase of $3,580, or 219%, from $1,637 for the three months ended September 30, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including manufacturing and human safety and efficacy studies. During the three months ended September 30, 2014, we incurred $1,280, $1,685 and $244 in manufacturing costs, clinical activity costs, and non-clinical activity costs, respectively, as compared to $241, $901 and $143 in the same period last year, respectively. Beginning in 2014, we began classifying certain salaries, bonuses, and stock-based compensation to research and development expenses based on a change in the individuals’ responsibilities. Included in the three months ended September 30, 2014 was $610 related to individuals that, for the comparative period in 2013, were considered part of general and administrative expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were $2,217, an increase of $762, or 52%, from $1,455 incurred in the three months ended September 30, 2013. This increase is primarily due to increases in payroll related expenses, rent, professional services, and office and other administrative expenses, offset by a decrease in travel, meals, and entertainment costs.

Payroll related expenses increased to $1,085 for the three months ended September 30, 2014 from $634 for the three months ended September 30, 2013, an increase of $451, or 71%. We incurred $674 in stock-based compensation in connection with the vesting of stock options issued to board members, officers, employees and consultants in the three months ended September 30, 2014 as compared to $442 in stock-based compensation in the three months ended September 30, 2013. The increase in cash payroll related costs of $219 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Travel, meals and entertainment costs for the three months ended September 30, 2014 were $52, a decrease of $48, or 48%, from $100 incurred during the three months ended September 30, 2013. The decrease in travel, meals and entertainment costs was primarily related to investor relations activities in 2013. Rent for the three months ended September 30, 2014 and 2013 totaled $100 and $31, respectively. In 2014, we increased the size of our corporate headquarters in New York and opened a satellite office in California. Depreciation expense for the three months ended September 30, 2014 and 2013 totaled $6 and $4, respectively. Office and other administrative expenses totaled $289 for the three months ended September 30, 2014, an increase of $107, or 59%, over the expenses of $182 for the same period last year. The increase was primarily due to increases in conventions, dues and subscriptions, business tax costs and insurance costs.

Professional services for the three months ended September 30, 2014 totaled $583, an increase of $114, or 24%, over the $469 recognized for the three months ended September 30, 2013. Of professional services, legal fees totaled $194 for the three months ended September 30, 2014, a decrease of $113, or 37%, from $307 incurred for the three months ended September 30, 2013. The decrease in legal costs was primarily a result of an underwritten offering and a listing to The NASDAQ Stock Market during the three months ended September 30, 2013. Accounting fees incurred in the three months ended September 30, 2014 and 2013 amounted to $54 and $36, respectively. Consulting fees and other professional fees totaled $157 for the three months ended September 30, 2014, an increase of $133 from $24 for the three months ended September 30, 2013. The increase was primarily due to accruing for board of director fees we anticipate being approved for services performed during 2014, whereas we did not previously accrue for such anticipated fees. Other professional fees include human resources, finance and corporate consultants.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2014 was $7,419, compared to a net loss of $3,090 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine month periods ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 were $12,842, an increase of $9,520, or 287%, from $3,322 for the nine months ended September 30, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including manufacturing and human safety and efficacy studies. During the nine months ended September 30, 2014, we incurred $2,348, $4,154 and $969 in manufacturing costs, clinical activity costs, and non-clinical activity costs, respectively, as compared to $844, $1,287 and $284 in the same period last year, respectively. During the nine months ended September 30, 2014, we acquired $858 of intellectual property rights as compared to $0 in the same period last year. In addition, beginning in 2014, we began classifying certain salaries, bonuses, and stock-based compensation to research and development expenses based on a change in the individuals’ responsibilities. Included in the nine months ended September 30, 2014 was $1,160 related to individuals that for the comparative period in 2013, were considered part of general and administrative expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 were $5,810, an increase of $1,953, or 51%, from $3,857 incurred in the nine months ended September 30, 2013. This increase is primarily due to increases in payroll related expenses, rent, travel, meals, and entertainment costs, professional services, and office and other administrative expenses.

Payroll related expenses increased to $2,738 for the nine months ended September 30, 2014 from $1,812 for the nine months ended September 30, 2013, an increase of $926, or 51%. We incurred $1,699 in stock-based compensation in connection with the vesting of stock options issued to board members, officers, employees and consultants in the nine months ended September 30, 2014 as compared to $1,275 in stock-based compensation in the nine months ended September 30, 2013. The increase in cash payroll related costs of $502 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Travel, meals and entertainment costs for the nine months ended September 30, 2014 were $290, an increase of $58, or 25%, from $232 incurred during the nine months ended September 30, 2013. The increase in travel, meals and entertainment costs was primarily related to investor relations activities. Rent for the nine months ended September 30, 2014 and 2013 totaled $203 and $88, respectively. In 2014, we increased the size of our corporate headquarters in New York and opened a satellite office in California. Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $15 and $12, respectively. Office and other administrative expenses totaled $841 for the nine months ended September 30, 2014, an increase of $375, or 80%, over the expenses of $466 for the same period last year. The increase was primarily due to increases in securities trading expenses, conventions, dues and subscriptions, business tax costs, office technology costs, and insurance costs.

Professional services for the nine months ended September 30, 2014 totaled $1,621, an increase of $414, or 34%, over the $1,207 recognized for the nine months ended September 30, 2013. Of professional services, legal fees totaled $577 for the nine months ended September 30, 2014, an increase of $18, or 3%, from $559 incurred for the nine months ended September 30, 2013. Investor and public relations fees incurred in the nine months ended September 30, 2014 was $639, an increase of $173, or 37%, from $466 incurred in the nine months ended September 30, 2013. Accounting fees incurred in the nine months ended September 30, 2014 and 2013 amounted to $159 and $130, respectively. Consulting fees and other professional fees totaled $246 for the nine months ended September 30, 2014, an increase of $194, or 373%, from $52 for the nine months ended September 30, 2013. The increase was primarily due to accruing for board of director fees we anticipate being approved for services performed during 2014, whereas we did not previously accrue for such anticipated fees. Other professional fees include human resources, finance and corporate consultants.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2014 was $18,627, compared to a net loss of $7,177 for the nine months ended September 30, 2013.

Liquidity and Capital Resources (in thousands, except share data)

As of September 30, 2014, we had working capital of approximately $43,429, comprised primarily of cash of $46,227 and $699 prepaid expenses, offset by $2,448 of accounts payable and $1,049 of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our BESTFIT trial. For the nine months ended September 30, 2014 and 2013, we used approximately $14,622 and $4,986 of cash in operating activities, respectively, which represented cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, non-clinical activity costs and clinical activity costs, regulatory costs, and payroll. For the nine months ended September 30, 2014, net proceeds from financing activities were from the sale of our common stock of approximately $47,836 and the exercise of warrants of $5,358, net with $280 repayment of related party promissory notes. In the comparable 2013 period, net proceeds from financing activities were comprised of sale of our common stock of approximately $10,042, exercise of warrants of $307 and proceeds from related party promissory notes of $280. At September 30, 2014, we had cash of approximately $46,227 compared to $8,202 at December 31, 2013. Our cash is held in bank deposit accounts.

Cash used in investing activities for the nine months ended September 30, 2014 was approximately $267, reflecting purchase of equipment and furniture of $194 and additions to restricted cash accounts of $73, respectively. There was $8 cash used in investing activities for the nine months ended September 30, 2013 comprised of purchase of equipment.

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

Transactions with Related Parties (in thousands, except share data)

We previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $0 and $38 during the three and nine month periods ended September 30, 2014, respectively, and $63 and $188 during the three and nine month periods ended September 30, 2013, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date.

On July 31, 2013, we sold two promissory notes in the principal face amounts of $150 and $50 to Lederman & Co and Eli Lederman, respectively, in exchange for $150 and $50, respectively. On August 1, 2013, we sold a promissory note in the principal face amount of $80 to Lederman & Co in exchange for $80. The notes were payable on demand at any time after one year from issuance and bear no interest, and were included in current liabilities on the condensed consolidated balance sheet at December 31, 2013. On July 31, 2014 and August 1, 2014, we repaid $200 and $80, respectively.

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

On May 9, 2012, 175,000 options had been granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at September 30, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83.

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52.

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

On June 17, 2014, 295,100 and 60,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (all of which were outstanding at September 30, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76. As of September 30, 2014, the fair value related to consultant grants was $5.82.

On October 29, 2014, 321,700 options were granted to employees and directors under the 2014 Plan with an exercise price of $6.68.

Stock options granted under the 2014 Plan vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant.

2014 Employee Stock Purchase Plan

On June 9, 2014, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2014, there were 300,000 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of September 30, 2014, approximately $46,000 of employee payroll deductions which have been withheld since July 1, 2014, the commencement of the offering period are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the quarter ended September 30, 2014 is not material.

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

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2014	$106,998
2015	$420,120
2016	$445,890
2017	$459,295
2018 and thereafter	$540,782
$1,973,085

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

Stock-Based Compensation. All stock-based payments to employees and to directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the relevant vesting period. Restricted stock payments and stock option grants to consultants are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued.

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

Recent Accounting Pronouncements Adopted and Issued

During the quarter ended June 30, 2014, we adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014 (and interim periods therein), with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, we elected early adoption and are no longer presenting cumulative inception-to-date along with current period amounts in our statements of operations and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2014, we issued 1,000 shares of common stock to one investor upon the exercise of warrants issued August 14, 2013 (“Warrants”) for proceeds of $4,250. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 22, 2014, we issued 33,678 shares of common stock to one investor upon the exercise of 48,240 Warrants on a cashless basis. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 27, 2014, we issued 7,059 shares of common stock to a director upon the exercise of Warrants for proceeds of $30,000.75.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 2, 2014, we issued an aggregate of 2,050 shares of common stock to three investors upon the exercise of Warrants for aggregate proceeds of $8,712.50. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 18, 2014, we issued 10,000 shares of common stock to one investor upon the exercise of Warrants for proceeds of $42,500. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 22, 2014, we issued 10,500 shares of common stock to two investors upon the exercise of Warrants for proceeds of $44,625. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 26, 2014, we issued an aggregate of 1,450 shares of common stock to two investors upon the exercise of Warrants for aggregate proceeds of $6,162.50. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 29, 2014, we issued 30,000 shares of common stock to one investor upon the exercise of Warrants for proceeds of $127,500. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2014, we issued 10,000 shares of common stock to a director upon the exercise of Warrants for proceeds of $42,500.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2014, we issued an aggregate of 38,200 shares of common stock to eleven investors upon the exercise of Warrants for aggregate proceeds of $162,350. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 1, 2014, we issued 37,647 shares of common stock to one investor upon the exercise of Warrants for proceeds of $159,999.75. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 7, 2014	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

