Form 10-K
period 2014-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2015-02-27
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada		26-1434750
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

509 Madison Avenue, Suite 306 New York, New York	10022	(212) 980-9155
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the common stock as quoted on The NASDAQ Capital Market was $123,101,977. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 25, 2015, there were 16,137,898 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

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

This Annual Report on Form 10-K includes the accounts of Tonix Pharmaceuticals Holding Corp., a Nevada corporation (“Tonix”), together with its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Tonix Pharmaceuticals, Inc., a Delaware corporation (“Tonix Sub”), Krele LLC, a Delaware limited liability company (“Krele”), Tonix Pharmaceuticals (Canada), Inc., a corporation incorporated under the laws of the province of New Brunswick, Canada (“Tonix Canada”), Tonix Pharmaceuticals (Barbados) Ltd., a corporation incorporated under the laws of Barbados (“Tonix Barbados”), Tonix Pharma Holdings Limited, a company limited by shares incorporated under the laws of Ireland (“Tonix International Holding”), and Tonix Pharma Limited, a company limited by shares incorporated under the laws of Ireland (“Tonix Ireland”). Tonix Sub is a wholly-owned subsidiary of Tonix, and Krele and Tonix International Holding are wholly-owned subsidiaries of Tonix Sub. Tonix Canada is a wholly-owned subsidiary of Tonix Ireland and Tonix Barbados is a wholly-owned subsidiary of Tonix International Holding.

“Tonix Pharmaceuticals” and other trademarks and intellectual property of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Corporate Structure

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. From inception through October 2011, we were involved in the acquisition, exploration and development of natural resource properties in the State of Nevada. On October 7, 2011, we executed and consummated the share exchange transaction, or the Share Exchange, by and among the Company, Tonix Sub and the stockholders of Tonix Sub, or the Tonix Shareholders.

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

As a result of the Share Exchange, we acquired 100% of the capital stock of Tonix Sub and consequently, control of the business and operations of Tonix Sub and Krele. From and after the consummation of the Share Exchange, our primary operations consist of the business and operations of Tonix Sub.

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

In 2009, Tonix Sub contracted with the Toronto Psychiatric Research Foundation to analyze the sleep data from a Phase 2a trial of nighttime VLD CBP in fibromyalgia, or FM (“the Moldofsky Study”). The Moldofsky Study was conducted in Canada by the Toronto Psychiatric Research Foundation, and Tonix Sub obtained the data from this study from L&L. In addition, in 2009, Tonix Sub contracted with Caliper Life Sciences Inc., or Caliper, to analyze the interactions of CBP with certain receptors. In June 2010, Tonix Sub entered into consulting agreements with L&L and Lederman & Co., LLC, or Lederman & Co, and also acquired certain rights to develop isometheptene mucate as a treatment for certain types of headaches from Lederman & Co. Dr. Lederman is managing partner of Lederman & Co. Between June 2010 and October 2011, Tonix Sub was active in recruiting new officers and directors and initiating preclinical and clinical development of novel CBP formulations.

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

On April 23, 2013, Tonix Sub formed Tonix Canada. Tonix Canada is intended to perform research and development efforts in Canada. As a Canadian entity, we expect Tonix Canada will be entitled to receive certain reimbursable tax credits for research expenditures in Canada.

On October 29, 2014, Tonix Sub formed Tonix International Holding for the purpose of acquiring the rights to develop and commercialize Tonix products. Tonix International Holding formed Tonix Ireland for the purpose of manufacturing, trading and developing Tonix products. On December 15, 2014, Tonix Sub and Tonix International Holding entered into an intercompany license agreement whereby Tonix Sub granted Tonix International Holding a non-exclusive right to exercise certain product technologies and related intangible rights. As consideration, Tonix International Holding paid licensing fees to Tonix Sub.

On October 24, 2013, Tonix Sub formed Tonix Barbados. Tonix Barbados had previously entered into a license agreement and a cost-sharing agreement with Tonix Sub, pursuant to which Tonix Barbados acquired the rights to develop and commercialize certain products (TNX-102 SL and TNX-201) for non-U.S. markets. In the first quarter of 2015, Tonix Barbados is expected to be dissolved and its assets are to be transferred to Tonix International Holding.

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the development of novel prescription products for common yet challenging medical disorders. Our clinical-stage product candidates, TNX-102 SL (cyclobenzaprine HCl sublingual tablet) and TNX-201 ((R)-isometheptene mucate), are directed toward conditions affecting the CNS. In the second quarter of 2015, we expect to initiate a Phase 3 clinical trial of our most advanced candidate, TNX-102 SL, for the treatment of FM. We are also developing TNX-102 SL as a potential treatment for post-traumatic stress disorder, or PTSD, and we commenced a Phase 2 trial for this indication in January 2015. We expect to begin a Phase 2 trial of TNX-201 in episodic tension-type headache, or ETTH, in the second quarter of 2015. Our pipeline includes a preclinical program for the treatment of alcohol abuse and dependence as well as two preclinical biodefense programs (for protection from smallpox virus and from radiation injury). We hold worldwide development and commercialization rights to all of our product candidates.

Our pipeline addresses disorders that are not well served by currently available therapies and represent large potential commercial opportunities. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our clinical-stage product candidates are as follows:

TNX-102 SL

TNX-102 SL is a small, rapidly disintegrating tablet containing cyclobenzaprine for sublingual administration that we are developing for two indications, both of which are underserved by currently available therapies. These indications are:

Fibromyalgia. Fibromyalgia is a debilitating syndrome that occurs in up to 15% of U.S. adults and is associated with a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in careers or education. Many patients fail to adequately respond to the medications approved for FM, or discontinue therapy due to poor tolerability. Prescription pain and sleep medications not approved for FM are frequently taken for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. We believe that TNX-102 SL has the potential to broadly and effectively treat the core symptoms of FM with a tolerability profile that is suitable as a first-line therapy and for chronic use.

Post-traumatic stress disorder. An estimated 3.5% of adults in the U.S. suffer from PTSD, a chronic disorder that is characterized by avoidance, emotional numbing, hyperarousal, and sleep disturbances. People with PTSD suffer significant impairment in their functioning, including occupational activities and social relations, and are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. Many patients fail to adequately respond to the medications approved for PTSD, and antidepressants, sedative-hypnotics and antipsychotics not approved for PTSD are commonly prescribed despite generally weak evidence in support of their use. We believe that TNX-102 SL may be ideally suited to address the need for a treatment for PTSD that is effective, safe, and well-tolerated.

TNX-201

TNX-201 is an oral formulation of (R)-isometheptene mucate that we are developing for ETTH. It is estimated that approximately 75 million U.S. adults experience frequent ETTH episodes (one to 15 headaches per month over a three-month period), and although the majority of people who suffer ETTH are able to adequately manage their symptoms through the use of over-the-counter products, many seek prescription options, all of which contain barbiturates. Although the approved prescription products for ETTH may have some therapeutic value in treating the primary headache condition, they are associated with significant safety liabilities and pose a risk of abuse and addiction. We are developing TNX-201 with the goal of introducing a safe, effective, and non-addictive prescription treatment option for ETTH.

We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of FM, PTSD, ETTH and other central nervous system disorders.

Our Strategy

Our objective is to develop and commercialize our product candidates, including TNX-102 SL and TNX-201. The principal components of our strategy are to:

•	Develop TNX-102 SL and TNX-201 for multiple central nervous system disorders. We currently are pursuing the development of TNX-102 SL for two separate indications, FM and PTSD, and we are developing TNX-201 for ETTH. Our broad development strategy is designed to explore the clinical potential of TNX-102 SL and TNX-201 in disorders that are underserved by currently available medications and represent large unmet medical needs;

•	Maximize the commercial potential of TNX-102 SL and TNX-201. We plan to commercialize TNX-102 SL and TNX-201 for their respective indications either on our own or through collaboration with partners. We believe TNX-102 SL and TNX-201 can be marketed to U.S. physicians either by an internal sales force that we will build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for the commercialization of TNX-102 SL or TNX-201;

•	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the case of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. In the case of TNX-201, we own patent applications protecting its composition-of-matter as well as our discoveries which relate to its molecular target. We plan to opportunistically apply for new patents to protect TNX-102 SL, TNX-201, and our other product candidates;

•	Provide value propositions to merit market demand and reimbursement for our product candidates. We are designing the development programs for our product candidates to demonstrate their value propositions to patients, prescribers, and third-party payors. In the cases of TNX-102 SL and TNX-201, we have been engaged in market research and commercial assessment activities, the results of which we may use to inform future commercial strategy. We plan to continue these activities in tandem with our clinical development of TNX-102 SL and TNX-201, and to conduct similar work in relation to our other product candidates as they advance in their development; and

•	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of TNX-102 SL, TNX-201, and our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of CBP for generalized anxiety disorder, depression, and fatigue related to disordered sleep. In the future, we may explore the development of TNX-201 for the treatment of migraine headaches.

Disease and Market Overview

Our product candidates address diseases that are not well served by currently available therapies and represent large potential commercial market opportunities. Background information on the diseases and related commercial markets that may be addressed by our clinical-stage product candidates is set forth below.

Fibromyalgia

FM is a chronic syndrome characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. According to published estimates, there are approximately five to fifteen million people suffering from FM in the U.S. (Vincent et al, Arthritis Care Res 2013;65:786-792; Lawrence et al, Arthritis Rheum 2008;58:26-35). The peak incidence of FM occurs between 20-50 years of age, and 80-90% of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in careers or education.

Three drugs, pregabalin (Lyrica®), duloxetine (Cymbalta®), and milnacipran (Savella®), are approved by the FDA for the management of FM, and a variety of drugs are used off-label by FM patients. Despite these interventions, FM remains a significant unmet medical need. Many patients fail to adequately respond to the approved medications, or discontinue therapy due to poor tolerability. Prescription pain and sleep medications are widely used for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. An important goal of FM treatment is to reduce the use of opiate analgesics as well as of benzodiazepine and non-benzodiazepine sedative-hypnotic medications typically used by FM patients.

Post-traumatic stress disorder

PTSD is a chronic syndrome that may develop after a person is exposed to one or more traumatic events, such as warfare, sexual assault, serious injury, or threat of imminent death. The core symptom clusters of PTSD are avoidance, emotional numbing, hyperarousal, and intrusion, where the triggering event is commonly re-experienced by the individual through intrusive, recurrent recollections, flashbacks, and nightmares. People with PTSD suffer significant impairment in their daily functioning, including occupational activities and social relations, and are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. An estimated 3.5% of American adults, or approximately 8.5 million individuals, suffer from PTSD, of whom we believe only about half seek some form of treatment (Kessler et al, Arch Gen Psych 2005;62:617-627; Wang et al, Arch Gen Psych 2005;62:629-640). PTSD is a significant problem among armed forces veterans and other military personnel, but also occurs frequently in the civilian population.

The treatment of PTSD typically involves a multidimensional approach that includes pharmacologic and psychosocial interventions. Two antidepressant drugs, paroxetine (Paxil®) and sertraline (Zoloft®), are FDA-approved for the treatment of PTSD. Other antidepressants, as well as sedative-hypnotics and antipsychotics, are commonly prescribed off-label despite generally weak clinical evidence in support of their use. With the exception of certain antidepressants, there is also little evidence to support relapse prevention in the chronic setting for those who initially improve with acute pharmacotherapy. Patients often take several medications concurrently to address multiple symptoms. Sleep disturbances play a central role in PTSD, and present a difficult therapeutic challenge. For example, in 2009, although 30% of veterans with PTSD were prescribed benzodiazepines, a class of sedative-hypnotic medication (Lund et al, J Clin Psych 2012;73:292-296), evidence suggests that these drugs interfere with recovery from, and increase the incidence of, PTSD (van Minnen et al, Behav Res Ther 2002;40:439-57) and are not recommended per current guidelines (Department of Veterans Affairs, 2010). Co-morbid alcohol and substance abuse and dependence, which occur frequently in the PTSD population, generally complicate the use of sedative-hypnotics in these patients.

Episodic tension-type headache

ETTH is the most common type of headache, estimated to account for over 60% of headaches (Stovner et al, Cephalalgia 2007;27:193-210). Tension-type headache pain is often described as a constant pressure on both sides of the head, and typically lasts from thirty minutes to several days. It is estimated that approximately 75 million U.S. adults experience frequent ETTH episodes, defined as one to 15 tension-type headaches per month over a three-month period (derived from Schwartz et al, JAMA 1998;279:381-383; Chowdhury, Ann Ind Acad Neurol 2012;15:83-88). Approximately 60% receive treatment (derived from Scher et al, Cephalalgia 2010;30:321-328). Non-migraine headaches, of which approximately 80% are estimated to be ETTH (Stovner et al, 2007), lead to 9.2 million visits to emergency departments or physician offices each year (IMS Health, National Disease and Therapeutic Index, period 2008-2014).

Many people who suffer from ETTH are able to adequately manage their symptoms through the use of over-the-counter products containing aspirin, acetaminophen, or non-steroidal anti-inflammatory drugs (NSAIDs). However, an analysis of IMS data (period 2008-2014) indicates that approximately 10 million prescriptions for medications intended to treat non-migraine headaches are issued each year in the U.S., a figure that excludes prescriptions for NSAIDs, indicating that many people who suffer from ETTH seek prescription options. All of the products that are FDA-approved for the treatment of ETTH contain butalbital, a barbiturate that is a Drug Enforcement Agency Schedule III substance. Due to its potential for addiction and abuse, extended use of butalbital is not recommended, and this agent is banned in several European countries. Although butalbital-containing products may have initial therapeutic value in treating the primary headache condition, they pose a significant risk of inducing analgesic-overuse headache over time due to their tendency for overuse, driven by tolerance and physical and psychological dependence (Young et al, Curr Pain Headache Rep 2002;6:151-155).

Our Product Candidates

We currently are focused on developing a portfolio of product candidates, including two product candidates in clinical development for registration in three indications. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our most advanced product candidates, for which we plan to complete the required clinical and nonclinical studies to support their NDA filings:

Product Candidate	Indication	Stage of Development	Commercialization Rights
TNX-102 SL	Fibromyalgia	Phase 3	Worldwide
TNX-102 SL	Post-traumatic stress disorder	Phase 2	Worldwide
TNX-201	Episodic tension-type headache	Phase 2	Worldwide

TNX-102 SL

Overview

TNX-102 SL is a sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing TNX-102 SL for fibromyalgia and post-traumatic stress disorder. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization.

In addition to CBP, TNX-102 SL contains excipients, which are well-characterized, are listed in the Inactive Ingredient Guide and are approved for pharmaceutical use. TNX-102 SL contains sublingual absorption-enabling ingredients that promote a local oral environment that facilitates mucosal absorption of CBP. These include agents that favor a mildly basic salivary pH.

TNX-102 SL contains 2.8 mg of CBP. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for chronic use, and in patient populations characterized by burdensome symptoms and sensitivity to medications.

TNX-102 SL is a serotonin 2A and alpha-1 adrenergic receptor antagonist as well as an inhibitor of serotonin and norepinephrine reuptake, and we refer to it as a Serotonin and Norepinephrine receptor Antagonist and Reuptake Inhibitor, or SNARI. In FM, pregabalin is believed to exert its clinical benefit primarily by blocking calcium channels, and both duloxetine and milnacipran are believed to exert their clinical benefit mainly by inhibiting the reuptake of serotonin and norepinephrine. In PTSD, both paroxetine and sertraline are believed to exert their clinical benefit primarily by blocking serotonin reuptake. As such, TNX-102 SL acts upon cellular receptors that play important roles in the treatment of FM and PTSD, yet also acts upon other receptors in the central nervous system not targeted by products approved for these indications.

CBP is the active ingredient of two products, or CBP products, that are approved in the U.S. for the treatment of muscle spasm: Flexeril® (oral immediate-release tablet, 5 mg and 10 mg dosage forms) and Amrix® (oral extended-release capsule, 15 mg and 30 mg dosage forms). CBP products are not indicated for the treatment of FM or PTSD, and are approved for acute use (two to three weeks) only. Immediate-release, or IR, CBP tablets are recommended for three times per day dosing, which results in relatively stable blood levels of CBP after several days of treatment. Extended-release CBP capsules mimic, and flatten, the pharmacokinetic profile of three times per day immediate-release CBP tablets.

TNX-102 SL is intended for the treatment of chronic disorders for which poor sleep quality is recognized to play an intrinsic role, including FM and PTSD. We designed TNX-102 SL to be administered once-daily at bedtime in a chronic dosing regimen. We believe the dose and pharmacokinetic parameters of TNX-102 SL will enable it to achieve a desirable balance of efficacy, safety, and tolerability in FM and PTSD. Our Phase 1 comparative trials showed that, on a dose-adjusted basis, TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral immediate-release CBP tablets. TNX-102 SL was generally well-tolerated, with no serious adverse events reported in these studies. Some subjects experienced transient numbness on the tongue after TNX-102 SL administration, and other side-effects reported were similar to those reported with approved CBP products.

We expect that any applications we submit to the Food and Drug Administration, or FDA, for approval of TNX-102 SL will be submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, which we believe will allow for a shorter timeline of clinical and non-clinical development as compared to that needed to fulfill the requirements of Section 505(b)(1), under which new chemical entities, or NCEs, that have never been approved in the United States, are generally developed to meet the FDA’s new drug registration requirements. Currently, we are pursuing the development of TNX-102 SL for two separate indications. These indications are fibromyalgia, for which TNX-102 SL is advancing into Phase 3 development, and post-traumatic stress disorder, for which TNX-102 SL is in Phase 2 development. We believe that TNX-102 SL has the potential to effectively treat these and possibly other CNS indications that are underserved by currently marketed products.

TNX-102 SL – Fibromyalgia Program

We are developing TNX-102 SL for the treatment of FM under an effective investigational new drug, or IND, application. Our therapeutic approach to FM was initially supported by results from a randomized, double-blind, placebo-controlled Phase 2a clinical trial of TNX-102 immediate release capsules, or TNX-102 capsules, which we have also referred to as VLD CBP (Moldofsky et al, J Rheumatol 2011;38:2653-63). This study demonstrated significant decreases in pain and other symptoms in subjects treated with TNX-102 capsules daily between dinner and bedtime for eight weeks. This study also demonstrated that treatment with TNX-102 capsules led to a significant improvement in objective measures of sleep quality, which we believe relates to the mechanism by which CBP leads to improvement of FM symptoms.

Clinical Development Plan

At an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in February 2013, we discussed the design of our clinical program, including the acceptability of the pivotal study design and the proposed registration plan, to support the approval of TNX-102 SL for the management of FM. On the basis of our discussions with the FDA, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would provide sufficient evidence of efficacy and safety to support FDA approval of TNX-102 SL for the management of FM.

Phase 2b “BESTFIT” Study

In September 2013, we commenced enrollment of our BESTFIT trial, a randomized, double-blind, placebo-controlled Phase 2b clinical trial of TNX-102 SL in FM. We reported preliminary top-line results from the BESTFIT trial in September 2014. In the BESTFIT trial, 205 patients with FM were randomized at 17 U.S. centers to treatment with either TNX-102 SL 2.8 mg or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT trial was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, using a daily telephonic diary. In the BESTFIT trial, TNX-102 SL did not achieve statistical significance in the primary outcome measure (p=0.172). However, the trial demonstrated that TNX-102 SL had a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033), in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The 30% response rate in the final analysis was 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the Patient Global Impression of Change (p=0.025) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p=0.014). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p=0.005). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

TNX-102 SL was well tolerated in the BESTFIT trial. Among subjects randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 42% of participants on TNX-102 SL vs. 1% on placebo, and bitter taste in 8% on TNX-102 SL compared to none on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

Prospective First Phase 3 Study

Following our report of the results of the BESTFIT trial, we requested guidance from the FDA on our proposed use of a 30% pain responder analysis as the primary efficacy endpoint in our prospective Phase 3 clinical trial. In January 2015, we announced receipt of the written guidance, whereby the FDA accepted our proposal to use a 30% pain responder analysis as the primary efficacy endpoint in our Phase 3 trial to support the approval of TNX-102 SL for the management of FM. We expect to initiate a randomized, double-blind, placebo-controlled, 12-week Phase 3 trial of TNX-102 SL in 500 patients with FM in the second quarter of 2015. We expect to report top line results from this trial in the second half of 2016.

Long-Term Safety Exposure Study

In December 2013, we commenced Study F203, a 12-month open-label extension study of TNX-102 SL in patients who had completed the BESTFIT trial. The goal of Study F203 is to obtain the prerequisite six- and 12-month safety exposure data to support NDA filing for approval for the management of FM, a chronic indication. We expect to complete Study F203 in August 2015.

Prospective Second Phase 3 Study

We expect to conduct a second randomized, double-blind, placebo-controlled Phase 3 clinical trial of TNX-102 SL to support product registration. We may elect to conduct this trial in Europe to support our plan to seek European Medicines Agency registration for TNX-102 SL in FM.

Prospective Multi-dose Pharmacokinetic Study

Since CBP will be used chronically in TNX-102 SL, we plan to study TNX-102 SL in comparison to IR CBP in a multiple-day dosing (once daily) study. The results of this study will provide information regarding blood levels of CBP resulting from use of the marketed IR tablet and our sublingual TNX-102 SL tablet when taken in a multiple day regimen. We expect the data from this study to serve as a ‘bridge’, in that it will allow us to use the IR CBP tablet as the reference product in our submission of a Section 505(b)(2) NDA for TNX-102 SL.

Prospective Safety and Tolerability Comparative Study of TNX-102 SL and CBP Products

We plan to conduct a small study designed to evaluate next morning drowsiness and other cognitive measures following the bedtime use of TNX-102 SL and the bedtime use of CBP products. The goal of this study is to determine the potential advantages of TNX-102 SL to CBP products on next morning drowsiness and on other cognitive functions.

Nonclinical

In addition to the clinical studies necessary to support the TNX-102 SL 505(b)(2) NDA filing for the fibromyalgia indication, the FDA has accepted our proposal on the nonclinical studies to support the NDA filing, since the information from the reference product is either unavailable for reference or failed to meet the current regulatory standard. In 2014, we completed dose-ranging studies to identify the doses requested by the FDA for the chronic toxicity studies to improve the existing CBP labeling. In January 2015, we engaged an FDA-certified Good Laboratory Practices laboratory to conduct a six month repeated-dose toxicology study of TNX-102 SL in rats, a nine month repeated-dose toxicology study in dogs and a peri- and post-natal Segment II study required for the NDA filing. These studies will be performed concurrently with our Phase 3 studies and will be completed ahead of the NDA submission. Based on the Flexeril labeling and post-marketing surveillance information, there is no evidence of abuse for CBP. As a result, the FDA has advised we will not have to assess the abuse potential of TNX-102 SL for the NDA submission.

Manufacturing

The TNX-102 SL drug product manufactured for our BESTFIT study was manufactured in a small-scale current Good Manufacturing Practice, or cGMP, facility that is licensed to manufacture clinical trial materials, but not equipped for large-scale commercial production. For Phase 3 trials and for the commercial product, we have engaged a commercial cGMP facility that is capable of manufacturing the registration batches to support the NDA. The product’s comparability will be supported by the bioequivalence results from the multiple-dose “bridging” study, if necessary.

Other NDA Requirements

We have submitted a Pediatric Study Plan, or PSP, which contains a partial waiver of the requirement to submit pediatric assessments of TNX-102 SL per Section 505B(a)(4)(A)(i) of the FDCA. Final PSP requirement will be determined at the time of NDA approval.

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

Regulatory Strategy

We expect to register TNX-102 SL with the FDA through the provisions of Section 505(b)(2). This regulatory pathway may help to accelerate product development and reduce overall business risk. The 505(b)(2)-based product development plan for TNX-102 SL is designed to leverage the safety data that have been generated by other manufacturers for CBP-containing products and accepted by the FDA in support of their product registrations, in addition to the safety data we generate. TNX-102 SL contains significantly less CBP than other marketed products that contain CBP. We believe that the safety data package from these products and the CBP prescriptions utilization database analyzed by IMS Health Incorporated will provide adequate safety margin to support TNX-102 SL development. At our End-of-Phase 2/Pre-Phase 3 meeting we held with the FDA in February 2013, we discussed the nature and extent of the clinical trials we need to conduct in order to receive regulatory acceptance of our proposed NDA plan for TNX-102 SL for the management of FM.

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

TNX-102 SL – Post-traumatic Stress Disorder Program

We are developing TNX-102 SL for the management of PTSD under a separate IND allowed by the FDA in June 2014, and we are currently conducting our AtEase trial, a Phase 2 clinical trial of TNX-102 SL in military-related PTSD.

Parallels between Fibromyalgia and Post-traumatic Stress Disorder

The clinical presentations of FM and PTSD share a number of similarities and clinical overlap. For example, in a survey of males with PTSD or major depression, 49% of PTSD patients met the American College of Rheumatology criteria for FM compared to 5% of major depression patients (Amital et al, J Psychosom Res 2006;61:663-669). Conversely, in a different survey of FM patients, 57% of the patients had symptoms associated with PTSD (Cohen et al, Semin Arthritis Rheum 2002;32:38-50).

As with FM, a core feature of PTSD is sleep disturbance. Sleep disturbances are believed to exacerbate daytime symptoms of PTSD, including irritability, poor concentration, and diminished interest in significant activities. The sleep disturbances of PTSD, which include nightmares and night terrors, may be more pronounced than those typically experienced by FM patients.

Development Rationale

Our rationale for developing TNX-102 SL for treatment of PTSD derives from the following:

•	Results from our BESTFIT study, which showed that treatment with TNX-102 SL: 1) improves FM symptoms, a disorder having significant overlap with PTSD; and 2) improves sleep quality in FM, which is impaired in PTSD; and

•	In research from peer-reviewed scientific publications, we have identified a number of compounds that are antagonists of the serotonin 2A or alpha-1 adrenergic receptors that have been shown to have beneficial effects in treating PTSD. Therefore, it is our belief that TNX-102 SL, a serotonin 2A and alpha-1 adrenergic receptor antagonist, will have a therapeutic effect in treating PTSD.

Clinical Development Plan

In January 2015, we commenced the AtEase trial, a 220-patient, randomized, double-blind, placebo-controlled, 12-week Phase 2 trial of TNX-102 SL in subjects with military-related PTSD. This trial will be conducted at approximately 25 U.S. centers. The AtEase trial is designed to study the efficacy and safety of two doses of TNX-102 SL (2.8 mg and 5.6 mg) administered once daily at bedtime. The primary objective of the AtEase trial is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following eight weeks of treatment using the Clinician-Administered PTSD Scale.

If the results of the AtEase trial are positive, we intend to meet with the FDA to finalize the design of the registration program that would be required to support approval of an NDA for this indication. Based on our communications with the FDA to date, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would support FDA approval of TNX-102 SL for the management of PTSD. If we achieve our primary outcome measure in the AtEase study, it could qualify as one of the two studies required to support the NDA. We expect that we can use the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

Regulatory Strategy

The approvals by the FDA of Paxil and Zoloft for treating PTSD established a regulatory approval pathway for symptom reduction in PTSD. We believe our clinical development program of TNX-102 SL and the long term safety data generated from the TNX-102 SL NDA for FM will result in a differentiated product suitable for chronic use for the treatment of PTSD. We believe that our ongoing and planned clinical trials in PTSD, if successful, will provide sufficient evidence of clinical efficacy and safety to support a 505(b)(2) NDA for TNX-102 SL for the management of PTSD.

We plan to meet with the FDA when we complete the AtEase study to further discuss our development plan for TNX-102 SL for PTSD, especially the proposed design of the pivotal studies. If the results from the AtEase study are positive, we plan to seek a Breakthrough Therapy designation for TNX-102 SL in PTSD. The Breakthrough Therapy designation process is a new and uncertain process, in which the majority of requests for designation have been denied.

Given TNX-102 SL’s pharmacological mode of action, its ability to significantly improve sleep quality as demonstrated in the BESTFIT trial, and the lack of Drug Enforcement Agency scheduling of CBP, we believe TNX-102 SL, if approved, has the potential to serve as an important and differentiated new option for the management of PTSD.

TNX-201 – Episodic Tension-Type Headache Program

We are developing TNX-201 for the treatment of ETTH under an IND cleared by the FDA in October 2014. TNX-201 is an oral formulation of (R)-isometheptene mucate, a single isomer of isometheptene mucate, or IMH, which we are developing for episodic tension-type headache. We own all rights to TNX-201 in all geographies, and we bear no obligations to third-parties for any future development or commercialization.

Although currently not approved for any indication, IMH has an extensive history of use as a prescription pharmaceutical in the U.S. as a racemic mixture, which consists of two mirror-image isomers, or IMH enantiomers. Racemic IMH has been marketed as Octin® for conditions including tension and vascular headache. In addition, racemic IMH has been marketed in combination products for the relief of tension and vascular headaches (examples include Midrin®, MigraTen® and Prodrin®). Between 1990 and 1998, Midrin was the second most-widely prescribed headache medication in the U.S. (Gibbs et al, Headache 2003;43:330-335).

Products containing IMH were first commercialized in the U.S. between 1938 and 1962. As introduced in 1938, the FDCA required that new drugs be approved for evidence of safety, with no requirement for evidence of efficacy. In 1962, Congress amended the FDCA to require substantial evidence of efficacy, as well as safety, for a drug to be granted FDA approval, and at that time the FDA introduced the Drug Efficacy Study Implementation program, or DESI, to evaluate the effectiveness of drugs approved between 1938 and 1962. Under the DESI, products containing IMH are currently sanctioned from marketing by the FDA, although certain combination drug products containing IMH remain on the market in the “Unapproved Drug Other” category.

Based on our evaluation studies, we believe that (R)-isometheptene mucate, which we are developing as TNX-201, is primarily responsible for the efficacy associated with racemic IMH in the treatment of headache, and that (S)-isometheptene mucate, the other IMH enantiomer, may be associated with toxic or undesirable pharmacologic effects. As a result, we believe that TNX-201 may possess an improved clinical profile as compared to the unapproved, but previously marketed, racemic IMH for headache indications. According to the FDA’s Stereoisomeric Drugs Development Policy, the development of a single enantiomer of a racemic drug is particularly desirable in cases in which one enantiomer has a toxic or undesirable pharmacologic effect and the other does not.

Preclinical studies conducted under our direction have shown that TNX-201 significantly increases the pain threshold in standard animal models of acute pain response. These studies have also shown that TNX-201 strongly and selectively binds to receptors in the CNS known as imidazoline type-1 (I1) receptors, where it acts as a receptor agonist.

In January 2014, we held a pre-IND meeting with the FDA to discuss the regulatory pathway for the development of TNX-201 for the treatment of ETTH. We have completed a comparative Phase 1 single ascending dose safety, tolerability, and pharmacokinetic study of TNX-201 in 45 healthy volunteers, from which we reported top line results in January 2015. The clinical results showed that TNX-201 was well-tolerated at all doses studied (35 mg, 70 mg, and 140 mg), and pharmacokinetic analyses demonstrated dose-proportionality of parameters including area under the curve and maximum concentration. The absence of any appreciable amount of (S)-isometheptene in TNX-201 study samples indicated the lack of conversion of (R)-isometheptene to the other enantiomer, a finding which supports the rationale of developing TNX-201, a single isomer of IMH.

We are preparing to commence a 200-patient Phase 2 study in ETTH in the second quarter of 2015, in which patients will be randomized at approximately 10 U.S. centers to receive TNX-201 140 mg (4 x 35 mg) or placebo capsules. The primary efficacy endpoint will be the difference between the two study arms in the number of subjects who report complete relief from their headache pain at two hours following a dose of study medication. We expect to report top line results from this study in the fourth quarter of 2015. Although the clinical development of TNX-201 can be accelerated based on the available information on racemic IMH, approval of any NDA will be as a new chemical entity pursuant to Section 505(b)(1) of the FDCA. We are developing TNX-201 with the goal of introducing a safe, effective, and non-addictive treatment option for ETTH.

Additional Product Candidates

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product, or CDP, containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for alcohol abuse and dependence, and we have commenced development work on TNX-301 formulations. In addition, we own rights to intellectual property on two biodefense technologies: one relating to the development of novel smallpox vaccines; and the other to the development of protective agents against radiation exposure. We have begun non-clinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the U.S. may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other NCEs or new biologic candidates.

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

The markets for medicines to treat FM, PTSD, ETTH and other CNS conditions are well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies. Eli Lilly (Cymbalta), Forest Laboratories (Savella), and Pfizer (Lyrica) market FDA approved drugs for FM. Cymbalta lost its U.S. patent exclusivity in December 2013. GlaxoSmithKline (Paxil) and Pfizer (Zoloft) market FDA approved drugs for PTSD. Paxil and Zoloft lost their U.S. patent exclusivities in 2003 and 2006, respectively. Medications that are FDA approved for ETTH include Fiorinal, Fiorinal with Codeine, Fioricet, and their generic equivalents. Non-prescription medications used for ETTH include non-steroidal anti-inflammatory drugs, including ibuprofen and naproxen; acetaminophen; and aspirin.

A number of companies are developing prescription medications for FM, including Allergan, Daiichi Sankyo, Meda, Merck, Pfizer, RiboCor and Theravance. Clinical trials in the U.S. are registered with the FDA and reported on the website www.clinicaltrials.gov. Medications that are used off-label for the treatment of FM include gabapentin; anti-depressants, such as amitriptyline, venlafaxine, and trazodone; muscle relaxants, such as cyclobenzaprine; tramadol; opioids; and benzodiazepine, as well as non-benzodiazepine sedative hypnotics.

A number of companies are developing prescription medications for PTSD, including Actavis, Johnson and Johnson, Lundbeck, Marinus Pharmaceuticals, Merck, Otsuka, and Pfizer. Medications that are used off-label for the treatment of PTSD include anti-depressants, such as nefazodone and trazodone; the antihistamine cyproheptadine; and certain atypical antipsychotics, such as olanzapine and risperidone.

A number of companies are developing prescription medications for ETTH, including Bayer, GlaxoSmithKline, and Pfizer. Medications that are used off-label for the treatment of ETTH include simple and combination analgesics, which may include opioids, anti-depressants, such as amitriptyline, and drugs approved for the treatment of migraine, such as sumatriptan.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to TNX-102 SL compositions and methods of use. As of February 23, 2015, we are either the owner of record of or own the contractual right to five issued U.S. patents and 10 issued non-U.S. patents covering 26 jurisdictions. We are actively pursuing an additional 16 U.S. patent applications, of which six are provisional and 10 are non-provisional, three international patent applications, and 36 non-U.S./non-international patent applications.

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

The term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the statutory 20-year term of the patent for the approved product if the active ingredient has not been previously approved in the U.S. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patent portfolios for our proprietary technology platform and our three most advanced product candidates as of February 23, 2015 are summarized below.

TNX-102 SL

Our patent portfolio for TNX-102 SL includes patent applications directed to pharmaceutical compositions containing CBP, CBP formulations, and methods for treating FM and other CNS conditions utilizing CBP. The portfolio includes issued U.S. patents, such as U.S. Patent Nos. 6,541,523, 6,395,788 and 6,358,944, and corresponding issued foreign counterpart patents or applications. U.S. Patent Nos. 6,541,523, 6,395,788 and 6,358,944 are expected to expire in 2020, unless they are eligible for patent term extensions on the basis of FDA approvals.

The unique pharmacokinetic profile of TNX-102 SL was discovered by Tonix and its development partners and is termed the “PK Technology.” The patent portfolio for TNX-102 SL relating to the PK Technology includes patent applications directed to pharmaceutical compositions containing CBP, CBP formulations, and methods for treating FM and other CNS conditions utilizing CBP. The PK Technology patent portfolio includes U.S. Patent Application No. 13/918,692. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2033, excluding any patent term adjustments or extensions.

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

TNX-201 — Isometheptene Isomers

Our patent portfolio for TNX-201, relating to isometheptene isomers and termed the “Isometheptene Technology”, includes patent applications directed to a purified isomer of isometheptene, pharmaceutical compositions containing isometheptene, isometheptene formulations, methods for modulating headache and other CNS conditions and treating CNS conditions utilizing isometheptene isomers, and methods of manufacturing isometheptene isomers. The Isometheptene Technology patent portfolio includes U.S. Patent Application No. 14/158,735 as well as U.S. Provisional Patent Application No 61/953,715. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034, excluding any patent term adjustments or extensions.

TNX-301 — Alcoholism Treatment

Our patent portfolio for disulfiram and selegiline combinations includes patents and patent applications. It includes claims directed to disulfiram and selegiline, pharmaceutical compositions containing disulfiram and selegiline, disulfiram and selegiline formulations, methods of treating an alcohol use disorder, and methods of modulating alcohol abuse and dependence. It includes issued U.S. Patent Nos. 8,093,300 and 8,481,599. The patent expiring last is expected to expire in 2024, excluding any patent term extensions.

Biodefense Technologies

In March 2014, we acquired the rights to develop two additional biodefense technologies: a new drug candidate that potentially protects humans from certain effects of radiation and a new vaccine candidate against smallpox. With respect to the radioprotection drug candidate, we acquired U.S. non-provisional Patent Application No. 14,203,733 and related intellectual property rights. The radio- and chemo-protective technology relates to proprietary forms of a small molecular pharmaceutical agent, which is believed to protect against ionizing radiation after oral administration. With respect to the smallpox vaccine candidate, we acquired U.S. non-provisional Patent Application No. 14,207,727 and related intellectual property rights. The smallpox vaccine technology relates to proprietary forms of live vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that these technologies, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

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

Issued Patents

Our current patents owned are as follows:

Very-Low Dose Cyclobenzaprine

Patent No.	Title	Country / Region	Expiration Date
6,541,523	Methods for Treating or Preventing Fibromyalgia Using Very Low Doses of Cyclobenzaprine	U.S.A	Aug. 11, 2020
6,395,788	Methods and Compositions for Treating or Preventing Sleep Disturbances and Associated Illnesses Using Very Low Doses of Cyclobenzaprine	U.S.A.	Aug. 11, 2020
6,358,944	Method and Compositions for Treating Generalized Anxiety Disorder	U.S.A.	Aug. 23, 2020
299369	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Austria	Aug. 11, 2020
1202722	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Belgium, France, Ireland, Luxembourg, Monaco, Portugal, Switzerland, U.K.	Aug. 11, 2020
60021266.1	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Germany	Aug. 11, 2020
2245944	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Spain	Aug. 11, 2020
1047691	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Hong Kong	Aug. 11, 2020
516749	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	New Zealand	Aug. 11, 2020

Alcoholism Treatment

Patent No.	Title	Country / Region	Expiration Date
8,093,300	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	U.S.A.	May 23, 2024
8,481,599	Compositions and Methods for increasing compliance with therapies using aldehyde dehydrogenase inhibitors and treating alcoholism	U.S.A.	Nov. 4, 2022
2002354017	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Australia	Nov. 4, 2022
2463987	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Canada	Nov. 4, 2022
1441708	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Austria, Belgium, Denmark, France, Germany, Luxembourg, Monaco, Portugal, Switzerland, U.K.	Nov. 4, 2022
532583	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	New Zealand	Nov. 4, 2022

Pending Patent Applications

Our current pending patent applications are as follows:

Sublingual Cyclobenzaprine/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
2013274003	Compositions and Methods for Transmucosal Absorption	Australia
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
Not yet assigned	Compositions and Methods for Transmucosal Absorption	Canada
Not yet assigned	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
P-00 2015 00202	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption	Israel
139/KOLNP/2015	Compositions and Methods for Transmucosal Absorption	India
Not yet assigned	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2014/015436	Compositions and Methods for Transmucosal Absorption	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
631144	Compositions and Methods for Transmucosal Absorption	New Zealand
11201408318R	Compositions and Methods for Transmucosal Absorption	Singapore
102121267	Compositions and Methods for Transmucosal Absorption	Taiwan
2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
Not yet assigned	Compositions and Methods for Transmucosal Absorption	South Africa

Sublingual Doxepin/Imipramine

Application No.	Title	Country / Region
PCT/US14/29688	Compositions and Methods for Transmucosal Absorption	PCT

PTSD Treatment

Application No.	Title	Country / Region
12/948,828	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.
10831895.7	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office
13103530.6	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong

Sleep Disorder Treatment

Application No.	Title	Country / Region
14/477,981	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

Depression Treatment

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada
12755254.5	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office
2013-557811	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Japan
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand

Cyclobenzaprine/Amitriptyline Eutectics

Application No.	Title	Country / Region
14/214,433	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
PCT/US14/29872	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	PCT
103109816	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela
62/052,238	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand

Isometheptene Isomer

Application No.	Title	Country / Region
14/158,735	Isometheptene Isomer	U.S.A.
PCT/US14/12142	Isometheptene Isomer	PCT
61/953,715	Eutectic Isometheptene Mucate	U.S.A.
62/011723	Novel Isometheptene Compositions and Uses	U.S.A.
62/034,571	(R)-IMH Synthesis	U.S.A.
62/095,679	Imidazoline Receptor Type 1 Ligands for use as Analgesics	U.S.A.
62/095,684	Imidazoline Receptor Type 1 Ligands for use as Analgesics	U.S.A

Cocaine Addiction Treatment

Application No.	Title	Country / Region
13/820,338	Treatment for Cocaine Addiction	U.S.A.
2809966	Treatment for Cocaine Addiction	Canada
2011314358	Treatment for Cocaine Addiction	Australia
11832859.0	Treatment for Cocaine Addiction	European Patent Office
2013-527062	Treatment for Cocaine Addiction	Japan
10-2013-7008187	Treatment for Cocaine Addiction	Republic of Korea
13114135.2	Treatment for Cocaine Addiction	Hong Kong

Neurocognitive Dysfunction Treatment

Application No.	Title	Country / Region
12/151,200	Method for Treating Neurocognitive Dysfunction	U.S.A.
09743321.2	Method for Treating Neurodegenerative Dysfunction	European Patent Office
2723688	Method for Treating Neurodegenerative Dysfunction	Canada

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14207727	Novel Smallpox Vaccines	U.S.A.

Radio and Chemo Protective Agents

Application No.	Title	Country / Region
14203733	Radio and Chemo Protective Agents	U.S.A.

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. On December 16, 2014, we received U.S. registration number 4,656,463 as a service mark for “Tonix Pharmaceuticals” in the United States.

Research and Development

We have eight employees dedicated to research and development. We anticipate that our research and development expenditures will increase several fold as we advance TNX-102 SL into late-stage clinical development and advance other candidates in our pipeline. We need to raise additional capital to fund our development plans and there is no certainty that we will be successful in continuing to attract new investments. Our research and development operations are located in New York, NY and San Jose, CA. We have used, and expect to continue to use, third parties to conduct our preclinical and clinical studies.

Manufacturing

We have contracted with third-party cGMP-compliant contract manufacturing organizations, or CMOs, for the manufacture of TNX-102 SL and TNX-201 drug substances and drug products for investigational purposes, including nonclinical and clinical testing. For TNX-102 SL, we have engaged a cGMP facility for manufacturing of to-be-marketed product for Phase 3 clinical and commercial.

All of our compounds are small molecules, synthesized using industry standard processes, and our drug products are formulated using commercially available pharmaceutical grade excipients.

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

Clinical testing must satisfy extensive FDA regulations. Reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted for serious and unexpected adverse events. Success in early-stage clinical trials does not assure success in later-stage clinical trials. The FDA, an IRB or we may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

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

If a drug is designated as Breakthrough Therapy, the FDA will expedite the development and review of such drug. In the event that our AtEase study of TNX-102 SL in PTSD is successful, we will request Breakthrough Therapy designation for TNX-102 SL. The Breakthrough Therapy designation process is relatively new, and the majority of requests for designation have been denied. We cannot predict the likelihood of success in seeking Breakthrough Therapy designation.

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

Employees

As of February 27, 2015, we had 16 full-time employees, of whom seven hold M.D., PharmD. and/or Ph.D. degrees. We have eight employees dedicated to research and development. Our research and development operations are located in New York, NY and San Jose, CA. We have used, and expect to continue to use, third parties to conduct our preclinical and clinical studies as well as part-time employees. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

The Company and its prospects should be examined in light of the risks and difficulties frequently encountered by new and early-stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of products that currently have no market acceptance, our ability to establish and expand our brand name, our ability to expand our operations to meet the commercial demand of our clients, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

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

We are a development-stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of our clinical-stage product candidates, TNX-102 SL and TNX-201. We have not yet obtained regulatory approvals for TNX-102 SL, TNX-201 or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include:

•	our ability to obtain additional funding to develop our product candidates;
•	delays in the commencement, enrollment and timing of clinical trials;
•	the success of our clinical trials through all phases of clinical development, including our trials of TNX-102 SL and TNX-201;
•	any delays in regulatory review and approval of product candidates in clinical development;
•	our ability to obtain and maintain regulatory approval for TNX-102 SL or any of our other product candidates in the United States and foreign jurisdictions;
•	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;
•	our dependence on CMOs to supply or manufacture our products;
•	our dependence on third party contract research organizations, or CROs, to conduct our clinical trials and non-clinical research;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	market acceptance of our product candidates;
•	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
•	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;
•	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build our finance infrastructure and improve our accounting systems and controls;
•	potential product liability claims;
•	potential liabilities associated with hazardous materials; and
•	our ability to obtain and maintain adequate insurance policies.

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

We are largely dependent on the success of our clinical-stage product candidates, TNX-102 SL and TNX-201, and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two product candidates in clinical stages of development for three indications: TNX-102 SL for the management of FM and PTSD, and TNX-201 for the treatment of ETTH, and the success of our business currently depends on their successful development, approval and commercialization. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance of TNX-102 SL and TNX-201. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

TNX-102 SL and TNX-201 have not completed the clinical development process; therefore, we have not yet submitted an NDA or foreign equivalent or received marketing approval for these product candidates anywhere in the world. The clinical development programs for TNX-102 SL and TNX-201 may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or foreign regulatory authorities because our clinical trials fail to demonstrate to their satisfaction that these product candidates are safe and effective or a clinical program may be put on hold due to unexpected safety issues. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure or delay in completing clinical trials or obtaining regulatory approvals for TNX-102 SL or TNX-201 in a timely manner would have a material adverse impact on our business and our stock price.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing on the regulatory approvals of TNX-102 SL and TNX-201. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to commence clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

There is no assurance that we will be successful in raising the additional funds needed to fund our business plan. If we are not able to raise sufficient capital in the near future, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

We face intense competition in the markets targeted by our product candidates. Many of our competitors have substantially greater resources than we do, and we expect that all of our product candidates under development will face intense competition from existing or future drugs.

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

We and our CROs are required to comply with the FDA’s current good clinical practices requirements, or cGCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our clinical trials, including our planned Phase 3 trial of TNX-102 SL in FM, will require a sufficiently large number of test subjects to evaluate the effectiveness and safety of TNX-102 SL. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unable to do so for TNX-102 SL or other product candidates we are developing.

If our planned Phase 3 trial of TNX-102 SL in FM is successful, we then expect to conduct a second Phase 3 confirmatory study in support of product registration. As these trials are intended to provide evidence to support marketing approval by the FDA, they are considered pivotal trials. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development, clinical testing and commercialization of drug candidates, our company has never conducted a pivotal clinical trial before, has limited experience in preparing, submitting and prosecuting regulatory filings, and has not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that leads to NDA submission and approval of TNX-102 SL and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of TNX-102 SL and other product candidates we are developing.

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

If TNX-102 SL or any of our other product candidates cause serious adverse events or undesirable side effects:

•	regulatory authorities may impose a clinical hold or risk evaluation and mitigation strategies, or REMs, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;
•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
•	we may be required to limit the patients who can receive the product;
•	we may be subject to limitations on how we promote the product;
•	sales of the product may decrease significantly;
•	regulatory authorities may require us to take our approved product off the market;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

If we are unable to file for approval of TNX 102-SL under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore possibly obtain a shortened review period for the applications. We held an End-of-Phase 2 meeting with the FDA in February 2013 to discuss our most advanced development program, in which we are developing TNX-102 SL for the management of FM. In late 2014, following the results of the BESTFIT trial, we corresponded with the FDA to further discuss our Phase 3 registration program plan. We held a pre-IND meeting with the FDA in October 2012 to discuss the development of TNX-102 SL in PTSD. Although our interactions with the FDA have encouraged our efforts to continue to develop TNX-102 SL for FM and PTSD, there is no assurance that we will satisfy the FDA’s requirements for approval in these indications. The timeline for filing and review of our NDAs for TNX-102 SL is based on our plan to submit those NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

We may not be able to obtain shortened review of our applications for TNX-102 SL, and the FDA may not agree that any of our products qualify for marketing approval. If CBP-containing products are withdrawn from the market by the FDA for any reason, we may not be able to reference such products to support a 505(b)(2) NDA for TNX-102 SL, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Loss of the services of Dr. Lederman would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

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

We are a clinical-stage pharmaceutical company focused on the development of drug product candidates, all of which are still in development. Our drug development methods may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our drug candidates may fail to be safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our drug candidates. Our drug candidates will require significant additional development, clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized.

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

Our clinical trials may be conducted in patients with CNS conditions, and in some cases, our product candidates are expected to be used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. We cannot ensure that safety issues will not arise with respect to our products in clinical development.

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

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates have been determined to be safe and effective, and we have not submitted an NDA to the FDA or an equivalent application to any foreign regulatory authorities for any of our product candidates.

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

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept it or use it. Even if physicians and patients would like to use our products, our products may not gain market acceptance among healthcare payors such as managed care formularies, insurance companies or government programs such as Medicare or Medicaid. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product; cost-effectiveness of our product relative to competing products; availability of reimbursement for our product from government or other healthcare payors; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our strategy with our product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

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

If TNX-102 SL, TNX-201 or any of our other product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others, including the issuance of common stock upon exercise of outstanding options and warrants, could adversely affect the price of our common stock. In connection with a public offering in February 2015, we and our directors and officers have entered into lock-up agreements for 90 days following such offering (which period may be extended under certain circumstances). We and our directors and officers may be released from lock-up prior to the expiration of the lock-up periods at the sole discretion of Roth Capital Partners, LLC and Oppenheimer & Co., Inc. Upon expiration or earlier release of the lock-up, we and our directors and officers may sell shares into the market, which could adversely affect the market price of shares of our common stock.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;
•	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
•	developments involving our discovery efforts and clinical trials;
•	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
•	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
•	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
•	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
•	changes in government regulation of the pharmaceutical or medical industry;
•	changes in the reimbursement policies of third party insurance companies or government agencies;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	developments involving corporate collaborators, if any;
•	changes in accounting principles; and
•	the loss of any of our key scientific or management personnel.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. As a result of our public float at June 30, 2014, effective January 1, 2015, we transitioned from a smaller reporting company to an accelerated filer. As a result, for the first time, the independent registered public accounting firm auditing our financial statements attested to and opined on the effectiveness of our internal controls over financial reporting in their report included in this 10-K filing for the year ended December 31, 2014.

If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of February 24, 2015, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 30.0% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2014.

ITEM 2 – PROPERTIES

We maintain our principal office at 509 Madison Avenue, Suite 306, New York, New York 10022. Our telephone number at that office is (212) 980-9155 and our fax number is (212) 923-5700. On February 11, 2014, we entered into a lease amendment and expansion agreement, whereby we agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72,354 to $132,417 and we deposited an additional $72,354 into the restricted cash account maintained at the bank that issued the letter of credit. Including the additional premises, the total square footage of our principal office space is approximately 4,800.

On April 28, 2014, we entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby we agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018 (51 months). In connection therewith, we paid a security deposit of $44,546.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2015	$420,120
2016	445,890
2017	459,295
2018	442,024
2019	98,758
$1,866,087

Additionally, we rent a small office in Ireland on a month-to-month basis.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “TNXP” since August 11, 2014. Previous to that date, our common stock was listed on The NASDAQ Capital Market under the symbol “TNXP.” Prior to August 9, 2013, our common stock was traded on the OTCQB under the symbol “TNXP.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Stock Market.

	Fiscal Year 2013
	High	Low
First Quarter	$14.60	$4.80
Second Quarter	$15.00	$2.25
Third Quarter	$7.99	$3.00
Fourth Quarter	$11.35	$3.60

	Fiscal Year 2014
	High	Low
First Quarter	$21.00	$9.15
Second Quarter	$14.43	$8.14
Third Quarter	$15.21	$5.85
Fourth Quarter	$8.14	$5.33

On February 24, 2015, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $6.10 per share. On February 24, 2015, there were 237 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,226,800	12.40	1,123,200
Equity compensation plans not approved by stockholders	—	—	—
Total	1,226,800	12.40	1,123,200

Recent Sales of Unregistered Securities

On October 1, 2014, we issued 37,647 shares of common stock to one investor upon the exercise of Warrants for proceeds of $160,000. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 17, 2014, we issued 3,530 shares of common stock to our Chief Financial Officer upon the exercise of Warrants for proceeds of $15,003. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 18, 2014, we issued 30,000 shares of common stock to one of our Directors upon the exercise of Warrants for proceeds of $127,500. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

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

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the development of novel prescription products for common yet challenging medical disorders. Our clinical-stage product candidates, TNX-102 SL and TNX-201, are directed toward conditions affecting the CNS. In the second quarter of 2015, we expect to initiate a Phase 3 clinical trial of our most advanced candidate, TNX-102 SL, for the treatment of FM. We are also developing TNX-102 SL as a potential treatment for PTSD, and we commenced a Phase 2 trial for this indication in January 2015. We expect to begin a Phase 2 trial of TNX-201 in ETTH in the second quarter of 2015. Our pipeline includes a preclinical program for the treatment of alcohol abuse and dependence as well as two preclinical biodefense programs (protection from smallpox virus and from radiation injury). We hold worldwide development and commercialization rights to all of our candidates.

Our therapeutic strategy in FM is supported by results from the randomized, double-blind, placebo-controlled Phase 2b BESTFIT trial of TNX-102 SL in FM. Although the BESTFIT trial demonstrated only a positive trend and did not achieve statistical significance for TNX-102 SL in the primary efficacy analysis of change in mean pain intensity at week 12, it demonstrated statistical significance (p<0.05) in a 30% responder analysis of the primary pain data, a declared secondary endpoint in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the Patient Global Impression of Change (p<0.05) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p<0.05). In addition, the study showed statistically significant improvement with TNX-102 SL on measures of sleep quality as well as on several FIQ-R items. TNX-102 SL was well tolerated in the BESTFIT trial, and the most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 42% of participants on TNX-102 SL vs. 1% on placebo, and bitter taste in 8% on TNX-102 SL compared to none on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported. Among subjects randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period. We are conducting a 12-month open-label extension study of TNX-102 SL, into which patients who completed the BESTFIT study were eligible to enroll.

On the basis of our discussions with the FDA, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would provide sufficient evidence of efficacy and safety to support FDA approval of TNX-102 SL for the management of FM. Following the BESTFIT study, we received written guidance from the FDA which accepted our proposal to use a 30% pain responder analysis as the primary efficacy endpoint in our Phase 3 program to support the approval of TNX-102 SL for the management of FM. We expect to initiate a randomized, double-blind, placebo-controlled, 12-week Phase 3 trial of TNX-102 SL in 500 patients with FM in the second quarter of 2015. We expect to report top line results from this trial in the second half of 2016.

We are evaluating TNX-102 SL for the treatment of military-related PTSD in the randomized, double-blind, placebo-controlled Phase 2 AtEase study, from which we expect to report initial results in the first half of 2016. The primary objective of the AtEase trial is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following eight weeks of treatment using the Clinician-Administered PTSD Scale. Based on our communications with the FDA to date, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would support FDA approval of TNX-102 SL for the management of PTSD. If we achieve our primary outcome measure in the AtEase study, it could qualify as one of the two studies required to support the NDA. We expect that we can use the data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

We are developing TNX-201 for the treatment of ETTH. We are preparing to commence a 200-patient Phase 2 study in ETTH in the second quarter of 2015, in which patients will be randomized at approximately 10 U.S. centers to receive TNX-201 140 mg (4 x 35 mg) or placebo capsules. The primary efficacy endpoint will be the difference between the two study arms in the number of subjects who report complete relief from their headache pain at two hours following a dose of study medication. We expect to report top line results from this study in the fourth quarter of 2015. Although the clinical development of TNX-201 can be accelerated based on available information on the active ingredient of TNX-201, approval of any NDA will be as a new chemical entity pursuant to Section 505(b)(1) of the FDCA.

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose CDP, containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for alcohol abuse and dependence, and we have commenced development work on TNX-301 formulations. In addition, we own rights to intellectual property on two biodefense technologies: one relating to the development of novel smallpox vaccines; and the other to the development of protective agents against radiation exposure. We have begun non-clinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the U.S. may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other NCEs or new biologic candidates.

Current Operating Trends

Our current research and development efforts are focused on developing TNX-102 SL and TNX-201, but we also expend increasing effort on our other pipeline programs, including TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We are currently conducting a Phase 2 clinical trial of TNX-102 SL in PTSD. In the second quarter of 2015, we plan to begin both a Phase 3 trial of TNX-102 SL in FM as well as a Phase 2 trial of TNX-201 in ETTH. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

We expect that all of our research and development expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations (in thousands except per share data)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Fiscal year Ended December 31, 2014 Compared to Fiscal year Ended December 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the fiscal years ended December 31, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2014 were $18,617, an increase of $13,967, or 300%, from $4,650 for the fiscal year ended December 31, 2013. This increase is primarily due to increased development work related to TNX-102 SL, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. In 2014, we incurred $3,743, $5,948 and $1,501 in manufacturing cost, clinical activities and cost, and non-clinical activities and cost, respectively, as compared to $1,161, $1,733 and $432 in 2013, respectively. During the year ended December 31, 2014, we acquired intellectual property rights for $858 as compared to $0 in the same period last year. In addition, beginning in 2014, we began classifying certain salaries, bonuses, and stock-based compensation to research and development expenses based on individuals’ responsibilities. Included in the year ended December 31, 2014 was $646 related to stock based compensation in connection with the vesting of stock options and cash compensation of $1,310, primarily as a result of added personnel.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2014 were $9,039, an increase of $2,801, or 45%, from $6,238 incurred in the fiscal year ended December 31, 2013. This increase is primarily due to compensation related expenses and professional services.

Compensation related expenses increased to $4,511 for the fiscal year ended December 31, 2014 from $3,248 for the fiscal year ended December 31, 2013, an increase of $1,263, or 39%. We incurred $2,434 in stock based compensation in connection with the vesting of stock options in 2014 previously issued to board members, officers and a consultant as compared to $1,717 in stock based compensation in 2013. The increase in cash compensation related costs of $546 was primarily a result of annual salary increases and added personnel, net with classification of wages and benefits related to research and development from general and administrative expenses.

Professional services for the fiscal year ended December 31, 2014 totaled $2,564, an increase of $682, or 36%, over the $1,882 incurred for the fiscal year ended December 31, 2013. Of professional services, legal fees totaled $1,003 for the fiscal year ended December 31, 2014, an increase of $100, or 11%, from $903 incurred for the fiscal year ended December 31, 2013. Of the legal fees incurred, $554 were patent related costs in the 2014 year as compared to $458 in 2013. Audit and accounting fees incurred in the fiscal years ended December 31, 2014 and 2013 amounted to $515 and $244, respectively, an increase of $271, or 111%. The increase is due to additional work required in 2014 related to Sarbanes Oxley as well additional audit and accounting fees related to our additional subsidiaries. Investor and public relations fees totaled $874 for the fiscal year ended December 31, 2014, an increase of $219 or 33%, from $655 incurred in fiscal year ended December 31, 2013. The increase is due to expenses incurred during our annual analyst day as well as costs incurred related to brand awareness and drug name development. Other consulting fees and other professional fees totaled $172 for the fiscal year ended December 31, 2014, an increase of $92, or 115%, from $80 for the fiscal year ended December 31, 2013. Other professional fees include human resources, finance and corporate consultants.

Travel, meals and entertainment costs for the fiscal year ended December 31, 2014 were $401, an increase of $87, or 28%, from $314 incurred in the fiscal year ended December 31, 2013. Travel, meals and entertainment costs include travel related to investor relations activities, which accounted for the primary increase from 2013. Rent for the fiscal years ended December 31, 2014 and 2013 totaled $246 and $124, respectively. In 2014, we increased the size of our corporate headquarters in New York and opened a satellite office in California. Market-related materials and analysis for the fiscal year ended December 31, 2014 was $210, an increase of $162, or 338%, from $48 incurred in the fiscal year ended December 31, 2013. The increase is mainly due to updated company materials presented updated at investor relations events. Depreciation expense in fiscal 2014 totaled $36, an increase of $19, or 112%, over the expense of $17 incurred in fiscal 2013, as a result of the purchase of new office computers.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2014 was $27,616, compared to a net loss of $10,884 for the year ended December 31, 2013.

Liquidity and Capital Resources (in thousands except per share data)

As of December 31, 2014, we had working capital of $35,654, comprised primarily of cash of $38,184 and prepaid expenses and other of $852, offset by $1,487 of accounts payable and $1,895 of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing clinical trials of TNX-102 SL in FM and PTSD. For the years ended December 31, 2014 and 2013, we used approximately $22,840 and $8,517 of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the year ended December 31, 2014, net proceeds from financing activities were from the sale of our common stock of approximately $47,836 and the exercise of warrants of $5,661, net with repayments of related party promissory notes of $280. In the comparable 2013 period, approximately $10,042 was raised through the sale of shares of common stock and warrants, the exercise of warrants of $4,628, and from the sale of promissory notes to related parties of $280. At December 31, 2013, we had cash of $8,202. Our cash is held in bank deposit accounts.

Cash used in investing activities for the year ended December 31, 2014 was approximately $392, reflecting purchase of equipment and leasehold improvements of $319 and payments into restricted funds for lease collateral of $73 as compared to cash used for the year ended December 31, 2013 of approximately $15 reflecting purchase of equipment.

January 2014 financing

On January 24, 2014, we entered into an underwriting agreement with Roth Capital Partners, LLC (“Roth”), as representative of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 2,898,550 shares of our common stock in an underwritten public offering (the “January 2014 Financing”). The public offering price for each share of common stock was $15.00. We granted the Underwriters a 45-day option to purchase up to an additional 434,782 shares of common stock to cover over-allotments, if any.

The January 2014 Financing closed on January 29, 2014. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of approximately $2,608 (or $0.90 per share). The Company also paid offering expenses of approximately $216. The Company received net proceeds of approximately $40,654. The over-allotment option expired unexercised.

July 2014 financing

On July 11, 2014, the Company entered into subscription agreements with investors, relating to the issuance and sale of 657,000 shares of the Company’s common stock in a registered direct offering. The purchase price for each share of common stock was $11.90.

Roth acted as the exclusive placement agent in this offering pursuant to the terms of a placement agent agreement, dated July 11, 2014, between us and Roth. Pursuant to the placement agent agreement, we agreed to pay Roth a placement agent fee equal to six percent of the gross proceeds of the offering.

The registered direct offering closed on July 16, 2014 and we received net proceeds of approximately $7,182, after deducting placement agent fees and offering expenses of approximately $636.

 February 2015 financing

On February 4, 2015, we entered into an underwriting agreement with Roth and Oppenheimer & Co Inc., as representatives (the “Representatives”) of several underwriters (collectively, the “ Second Underwriters”), relating to the issuance and sale of 4,900,000 shares of our common stock in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. We granted the Second Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The Second Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of approximately $1,720 (or $0.35 per share). The Company also paid offering expenses of approximately $250. The Company received net proceeds of approximately $26,700. On February 24, 2015, the Second Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2,300.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash is sufficient to fund our operating expenses and planned clinical trials for at least the next 12 months.

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

Transactions with Related Parties

We have entered into an agreement with Lederman & Co., LLC (“Lederman & Co”), a company under the control of Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board of Directors. Effective October 15, 2013, Lederman & Co received $325 per annum for its consulting services. On February 11, 2014, the agreement with Lederman & Co was terminated, and we simultaneously entered into an employment agreement with Dr. Lederman.

On July 31 and August 1, 2013, we sold three promissory notes in the aggregate principal face amount of $280 to two related parties in exchange for $280. The notes were payable on demand at any time after one year from issuance and bear no interest, and were included in current liabilities on the consolidated balance sheet at December 31, 2013. On July 31, 2014 and August 1, 2014, we repaid $200 and $80, respectively.

On March 18, 2014, Tonix Barbados entered into an asset purchase agreement (the “Starling Agreement”) with Starling Pharmaceuticals, Inc. (“Starling”) and an asset purchase agreement (the “Leder Agreement”) with Leder Laboratories, Inc. (“Leder”). Seth Lederman, the Company’s Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

Pursuant to the Starling Agreement, Tonix Barbados acquired from Starling rights to a United States patent application for radio- and chemo-protective agents and related intellectual property rights, in exchange for $125 and 25,000 shares of our common stock.

Pursuant to the Leder Agreement, Tonix Barbados acquired from Leder rights to a United States patent application for novel smallpox vaccines and related intellectual property rights, in exchange for $125 and 25,000 shares of our common stock.

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

On June 9, 2014, we approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Plans”). Under the terms of the 2014 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,800,000 shares of its common stock for future issuance under the terms of the 2014 Plan.

On June 17, 2014, 295,100 and 60,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76. As of December 31, 2014, the fair value related to consultant grants was $4.80.

On October 29, 2014, 321,700 options were granted to employees and directors under the 2014 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $6.68, a 10 year life and fair value of $5.80.

On February 25, 2015, the Company granted options to purchase an aggregate of 449,500 shares of the Company’s common stock to officers, directors, employees and consultants with an exercise price of $5.95, exercisable for a period of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. As well, the Company granted an aggregate of 42,000 restricted stock units to its non-employee directors for board services in 2015 in lieu of cash, vesting one year from the grant date. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, exercisable for a period of ten years, vesting immediately upon the grant date.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of December 31, 2014, after giving effect to shares purchased as described below, there were 286,022 shares available for future purchase under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of December 31, 2014, approximately $91 of employee payroll deductions which have been withheld since July 1, 2014, the commencement of the offering period are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the year ended December 31, 2014 was $35. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP.

Lease Commitments

On February 11, 2014, in connection with office space in New York City, we entered into a lease amendment and expansion agreement, whereby we agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72 to $133 and we deposited an additional $72 into the restricted cash account maintained at the bank that issued the letter of credit.

On April 28, 2014, we entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby we agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018 (51 months). In connection therewith, we paid a security deposit of $45.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2015	$420
2016	446
2017	459
2018	442
2019	99
$1,866

Additionally, we rent a small office in Ireland on a month-to-month basis.

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

Recent Accounting Pronouncements

During the quarter ended June 30, 2014, we adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014 (and interim periods therein), with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, we elected early adoption and are no longer presenting cumulative inception-to-date along with our current period amounts in our statements of operations and cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consist of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. As of December 31, 2014, we had cash and cash equivalents and short-term investments of $38.2 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Foreign Currency Risk

We do not hold any foreign currency denominated financial instruments.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices during the years ended December 31, 2014 and 2013 had a significant impact on our results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tonix Pharmaceuticals Holding Corp.

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tonix Pharmaceuticals Holding Corp. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tonix Pharmaceuticals Holding Corp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
February 27, 2015

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(Dollars In Thousands)

	2014	2013
ASSETS
Current assets:
Cash	$38,184	$8,202
Prepaid expenses and other	852	429
Total current assets	39,036	8,631

Property and equipment, net	328	45

Restricted cash	133	60
Deposits, long term	45	-

Total assets	$39,542	$8,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $95 and $46 to related parties as of December 31, 2014 and 2013, respectively	$1,487	$765
Accrued expenses, including $595 and $491 to related parties as of December 31, 2014 and 2013, respectively	1,895	1,166
Promissory notes, related party	-	280
Total current liabilities	3,382	2,211

Deferred rent payable	68	13

Total liabilities	3,450	2,224

Commitments (Note 9)	-	-

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 10,805,220 and 5,823,081 shares issued and outstanding as of December 31, 2014 and 2013, respectively and 13,978 and 11,000 shares to be issued as of December 31, 2014 and 2013, respectively	11	6
Additional paid in capital	90,423	33,235
Accumulated deficit	(54,344)	(26,728)
Accumulated other comprehensive income (loss)	2	(1)

Total stockholders' equity	36,092	6,512

Total liabilities and stockholders' equity	$39,542	$8,736

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands Except Per Share Amounts)

	Year ended December 31,
	2014	2013
COSTS AND EXPENSES:
Research and development	$18,617	$4,650
General and administrative	9,039	6,238
	27,656	10,888

Operating Loss	(27,656)	(10,888)

Interest income, net	40	4

NET LOSS	$(27,616)	$(10,884)

Net loss per common share, basic and diluted	$(2.77)	$(3.37)

Weighted average common shares outstanding, basic and diluted	9,985,515	3,231,311

See the accompanying notes to the consolidated financial statements

F-4

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars In Thousands)

	Year ended December 31,
	2014	2013
Net loss	$(27,616)	$(10,884)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3	(1)
Total other comprehensive income (loss)	3	(1)

Comprehensive loss	$(27,613)	$(10,885)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands Except Per Share Amounts)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance at December 31, 2012	-	$-	2,159,159	$2	$16,801	$-	$(15,844)	$959
Stock based compensation	-	-	-	-	1,717	-	-	1,717
Issuance of common stock in exchange for exercise of warrants in April 2013 ($8.00 per share)	-	-	38,334	-	307	-	-	307
Issuance of common stock and warrants in August 2013 ($4.25 per share) net of transaction expenses of $1,352	-	-	2,680,000	3	10,039	-	-	10,042
Issuance of common stock in exchange for exercise of warrants in December 2013 ($4.25 per share)	-	-	884,885	1	3,760	-	-	3,761
Issuance of common stock in exchange for exercise of warrants in December 2013 ($8.00 per share)	-	-	70,031	-	560	-	-	560
Issuance of common stock in exchange for 3,185 warrants exercised on a cashless basis	-	-	1,672	-	-	-	-	-
Warrants issued for services rendered	-	-	-	-	51	-	-	51
Foreign currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss		-	-	-	-	-	(10,884)	(10,884)
Balance at December 31, 2013		$-	5,834,081	$6	$33,235	$(1)	$(26,728)	$6,512

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands Except Per Share Amounts)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance at January 1, 2014	-	$-	5,834,081	$6	$33,235	$(1)	$(26,728)	$6,512
Issuance of common stock in exchange for exercise of warrants ($4.25 per share)	-	-	1,331,911	1	5,660	-	-	5,661
Issuance of common stock in January 2014 ($15.00 per share) net of transaction expenses of $2,824	-	-	2,898,550	3	40,651	-	-	40,654
Issuance of common stock in July 2014 ($11.90 per share) net of transaction expenses of $636	-	-	657,000	1	7,181	-	-	7,182
Issuance of common stock to acquire intellectual property rights from related party in March 2014 ($12.15 per share)	-	-	50,000	-	608	-	-	608
Issuance of common stock in exchange for 48,240 warrants exercised on a cashless basis	-	-	33,678	-	-	-	-	-
Stock based compensation	-	-	-	-	3,088	-	-	3,088
Foreign currency translation adjustment	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	(27,616)	(27,616)
Balance, December 31, 2014	-	$-	10,805,220	$11	$90,423	$2	$(54,344)	$36,092

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,616)	$(10,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	17
Warrants issued for services rendered	-	51
Stock based compensation	3,088	1,717
Common stock issued in exchange for intellectual property	608	-
Changes in operating assets and liabilities:
Prepaid expenses	(423)	(204)
Accounts payable	728	(60)
Accrued interest	-	(3)
Accrued expenses	729	856
Security deposit	(45)	-
Deferred rent payable	55	(7)
Net cash used in operating activities	(22,840)	(8,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(319)	(15)
Restricted cash deposit in connection with lease	(73)	-
Net cash used in investing activities	(392)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party promissory notes	-	280
Repayments of related party promissory notes	(280)	-
Proceeds from exercise of warrants	5,661	4,628
Proceeds, net of expenses of $3,460 and $3,454 from sale of common stock	47,836	10,042
Net cash provided by financing activities	53,217	14,950

Effect of currency rate change on cash	(3)	(1)

Net increase in cash	29,982	6,417
Cash, beginning of the period	8,202	1,785

Cash, end of period	$38,184	$8,202

Supplemental disclosures of cash flow information:
Interest paid	$-	$3

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a clinical-stage pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system (“CNS”).

On October 29, 2014, Tonix Sub formed Tonix Pharma Holdings Ltd. (“Tonix International Holding”), which was incorporated under the laws of Ireland and tax resident in Bermuda, for the purpose of acquiring the rights to develop and commercialize Tonix products. Tonix International Holding formed Tonix Pharma Ltd (“Tonix Ireland”) for the purpose of manufacturing, trading and developing Tonix products. On December 15, 2014, Tonix Sub and Tonix International Holding entered into an intercompany license agreement whereby Tonix Sub granted Tonix International Holding a non-exclusive right to exercise certain product technologies and related intangible rights. As consideration, Tonix International Holding paid licensing fees to Tonix Sub.

On October 24, 2013, Tonix Sub formed Tonix Pharmaceuticals (Barbados), Ltd. (“Tonix Barbados”). Tonix Barbados had previously entered into a license agreement and a cost-sharing agreement with Tonix Sub, pursuant to which Tonix Barbados acquired the rights to develop and commercialize certain products (TNX-102 SL and TNX-201) for non-US markets. In the first quarter of 2015, Tonix Barbados is expected to be dissolved and its assets are to be transferred to Tonix International Holding.

On April 23, 2013, Tonix Sub formed a wholly owned subsidiary, Tonix Pharmaceuticals (Canada), Inc. (“Tonix Canada”), in the province of New Brunswick, Canada for the purpose of obtaining research and development credits from the Canadian government for any research and development studies performed in Canada.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its direct and indirect wholly owned subsidiaries referred to in Note 1 (hereafter referred to as the “Company” or “Tonix”).

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

At December 31, 2014, the Company had working capital of $35,655,643, after raising $47,836,469 through the sale of common stock and $5,660,622 upon the exercise of previously issued warrants during 2014. In addition, the Company raised approximately $29,000,000 in February 2015 through the sale of common stock (see Note 12). Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

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

Research and development costs

The Company outsources its research and development efforts and expenses related costs as incurred, including the cost of manufacturing product for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired is expensed as research and development costs, as such property related to particular research and development projects and had no alternative future uses (see note 11).

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for lease improvements. Expenditures for maintenance and repairs are expensed as incurred.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

Stock-based compensation

All stock-based payments to employees and to nonemployee directors for their services as directors, including grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable, the measurement date is the date the award is issued.

Foreign currency translation

Operations of the Canadian subsidiary are conducted in local currency which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, were included in accumulated other comprehensive loss on the consolidated balance sheet.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) represents foreign currency translation adjustments.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 20-for-1 reverse stock split, which was effected on May 1, 2013 (see Note 6).

As of December 31, 2014 and 2013, there were outstanding warrants to purchase an aggregate of 1,745,755 and 3,126,656 shares, respectively, of the Company’s common stock (see Note 8). In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock of which 1,226,800 and 376,500 were outstanding at December 31, 2014 and 2013, respectively. In computing diluted net loss per share for the years ended December 31, 2014 and 2013, no effect has been given to such options and warrants as their effect would be anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Office furniture and equipment	$240,139	$93,188
Leasehold improvements	171,847	-
Total	411,986	93,188
Less: accumulated depreciation and amortization	(83,791)	(48,232)

	$328,195	$44,956

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $35,559 and $16,591, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash at December 31, 2014 and 2013 of approximately $133,000 and $60,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 9).

NOTE 5 – SALE OF COMMON STOCK

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

The January 2014 Financing closed on January 29, 2014. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $2,608,695 (or $0.90 per share). The Company also paid offering expenses of $215,756. The Company received net proceeds of $40,653,799. The over-allotment option expired unexercised.

July 2014 financing

On July 11, 2014, the Company entered into subscription agreements with investors, relating to the issuance and sale of 657,000 shares of the Company’s common stock in a registered direct offering. The purchase price for each share of common stock was $11.90.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Roth acted as the exclusive placement agent in this offering pursuant to the terms of a placement agent agreement, dated July 11, 2014, between the Company and Roth. Pursuant to the placement agent agreement, the Company agreed to pay Roth a placement agent fee equal to six percent of the gross proceeds of the offering.

The registered direct offering closed on July 16, 2014 and the Company received net proceeds of $7,182,670, after deducting placement agent fees and offering expenses of approximately $0.6 million.

August 2013 financing

On August 9, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth, as representative of the underwriters named therein (the “First Underwriters”), pursuant to which the Company agreed to offer to the public through the First Underwriters an aggregate of 2,680,000 units (each a “Unit”, and collectively, the “Units”) at a public offering price of $4.25 per Unit in an underwritten public offering (the “August 2013 Financing”). Each Unit consisted of (i) one share of common stock and (ii) one Series A Warrant (the “Warrants”) to purchase one share of common stock. The Warrants are exercisable at an exercise price of $4.25 per share, subject to anti-dilutive adjustment, and expire on the fifth anniversary of the date of issuance. The Warrants will be exercisable on a “cashless” basis in certain circumstances. Pursuant to the Underwriting Agreement, the Company also granted the First Underwriters an option for a period of 45 days to purchase up to (i) 402,000 additional Units or (ii) 402,000 additional shares of common stock and/or additional Warrants to purchase up to 402,000 shares of common stock, on the same terms, to cover over-allotments, if any.

The August 2013 Financing closed on August 14, 2013. The First Underwriters purchased the Units at an eight percent discount to the public offering price, for an aggregate discount of approximately $911,200 (or $0.34 per unit). The Company received net cash proceeds of $10,038,013 after deducting underwriting discounts and commissions and offering expenses of $440,787. On August 14, 2013, the First Underwriters exercised their over-allotment option by purchasing for $4,020 additional Warrants to purchase 402,000 shares of common stock.

The First Underwriters received warrants to purchase up to an aggregate of 107,200 shares of common stock, or four percent of the total number of shares included in the Units, which warrants have an exercise price of $4.25.

NOTE 6 – STOCKHOLDERS' EQUITY

On May 1, 2013, the Company filed an amendment to its Articles of Incorporation and effected a 20-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 43,182,599 outstanding shares of the Company’s common stock were exchanged for 2,159,159 shares of the Company's common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split, resulting in the transfer of $41,024 from common stock to additional paid in capital at December 31, 2012.

NOTE 7 – SHARE-BASED COMPENSATION

2012 incentive stock option plan

In April, 2012, the Company’s stockholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue incentive stock options as defined by the Internal Revenue Code of 1986, as amended (the “Code”) to employees of the Company and may also issue nonstatutory options to employees and others. The Company’s board of directors (“Board of Directors”) determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan.

On May 9, 2012, 175,000 options were granted under the 2012 Plan. Of such options, 25,000 were cancelled and 150,000 were outstanding at December 31, 2014 with an exercise price of $30.00, a 10 year life and fair value of $23.50.

On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. On February 12, 2013, 226,500 options were granted under the 2012 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $10.20, a 10 year life and fair value of $7.83.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On February 11, 2014, 173,500 options were granted under the 2012 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $15.88, a 10 year life and fair value of $11.52.

2014 incentive stock option plan

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

On June 17, 2014, 295,100 and 60,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $9.87, a 10 year life and fair value of $8.76. As of December 31, 2014, the fair value related to consultant grants was $4.80.

On October 29, 2014, 321,700 options were granted to employees and directors under the 2014 Plan (all of which were outstanding at December 31, 2014) with an exercise price of $6.68, a 10 year life and fair value of $5.80.

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

The assumptions used in the valuation of stock options granted during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	2.03% to 2.52%	2.02%
Expected term of option	6.0 to 9.72 years	6.0 years
Expected stock price volatility	92.87% to 100.73%	99.96%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense relating to options granted of $3,053,223 and $1,717,037 was recognized for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had approximately $6,489,902 of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.23 years.

A summary of the stock option activity and related information for the Plans for the years ended December 31, 2014 and 2013 is as follows:

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	150,000	$30.00	9.35
Grants	226,500	$10.20	10.00	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2014	376,500	$18.09	8.81	$24,915
Grants	850,300	$9.53	10.00	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2014	1,226,800	$12.40	9.00	$-

Vested and expected to vest at December 31, 2014	1,226,800	$12.40	9.00	$-
Exercisable at December 31, 2014	267,583	$19.76	7.75	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates of issuance. As of December 31, 2014, based on the closing stock price of $5.84, the outstanding options had no intrinsic value.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of December 31, 2014, after giving effect to shares purchased as described below, there were 286,022 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of December 31, 2014, approximately $91,000 of employee payroll deductions which have been withheld since July 1, 2014, the commencement of the offering period are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the year ended December 31, 2014 was $34,688. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP.

NOTE 8 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were vested and exercisable, at December 31, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	920,979	August 2018
$12.00	456,009	December 2017 to February 2018
$20.00	14,538	January 2015
$25.00	354,229	January 2017 to February 2019
	1,745,755

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On January 1, 2013, the Company issued warrants to non-employees to purchase 10,800 shares of the Company's common stock at an exercise price of $12.00 per share expiring five years from the date of issuance vesting ratably over twelve months beginning January 1, 2013 in connection with services.

In connection with the August 2013 Financing, the Company issued to investors Warrants to purchase 2,680,000 shares of the Company's common stock. The Warrants are exercisable at $4.25 per share, expire five years from the date of issuance, and may be exercised on a cashless basis under certain circumstances. In addition, the Company issued to the First Underwriters warrants to purchase 509,200 shares of the Company's common stock. The warrants are exercisable at $4.25 per share, expire five years from the date of issuance, and may be exercised on a cashless basis.

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

In December 2013, the Company issued an aggregate of 884,885 and 70,031 shares of its common stock upon the exercise of warrants at $4.25 and $8.00 per share, respectively.

In December 2013, the Company issued 1,672 shares of its common stock upon the exercise of 3,185 warrants exercisable at $4.25 per share on a cashless basis.

In January 2014, 750 warrants with an exercise price of $20.00 expired.

In August 2014, the Company issued 33,678 shares of its common stock upon the exercise of 48,240 warrants exercisable at $4.25 per share on a cashless basis.

During the year ended December 31, 2014, the Company issued an aggregate of 1,331,911 shares of its common stock upon the exercise of warrants at $4.25 per share.

NOTE 9 – COMMITMENTS

Operating leases

On February 11, 2014, in connection with office space in New York City, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, the original letter of credit was increased by $72,354 to $132,417 and the Company deposited an additional $72,354 into the restricted cash account maintained at the bank that issued the letter of credit (see Note 4).

On April 28, 2014, the Company entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby the Company agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018 (51 months). In connection therewith, the Company paid a security deposit of $44,546.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2015	$420,120
2016	445,890
2017	459,295
2018	442,024
2019	98,758
$1,866,087

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2014 and 2013, rent expense was $245,863 and $123,634, respectively and as of December 31, 2014 and 2013, net deferred rent payable was $51,835 and $19,710, respectively, including the current portion, which at December 31, 2014, is $17,299, is included in prepaid expenses and other. Included in rent expense for the year ended December 31, 2014, is $3,251 related to our Irish entity, where we rent a small office on a month-to-month basis.

Research and development agreements

During 2014 and 2013, the Company entered into contracts with various contract research organizations for which there are outstanding commitments aggregating approximately $11.5 million at December 31, 2014 for future work to be performed.

Lederman employment agreement

On February 11, 2014, the Company entered into an employment agreement (the “Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Previously, the Company entered into a consulting agreement with Lederman & Co, pursuant to which Lederman received compensation for serving as the Company’s President and Chief Executive Officer. On February 11, 2014, the consulting agreement was terminated.

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

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the year ended December 31, 2014, the Company charged operations $383,642 for contributions under the 401(k) Plan.

NOTE 10 – INCOME TAXES

Components of the Net Loss consist of the following:

	December 31,
	2014	2013
Foreign	(14,692,723)	(502,052)
Domestic	(12,923,447)	(10,381,992)
	(27,616,170)	(10,884,044)

In 2014, the foreign losses were primarily comprised of $8,975,522 related to the Bermudan operations of Tonix International Holding, which includes a licensing fee of $8,000,000 charged by Tonix Sub and $5,728,347 related to Tonix Barbados pursuant to a cost sharing agreement with Tonix Sub. In 2013, the foreign losses are comprised of $498,017 related to Tonix Canada and $4,035 related to Tonix Barbados.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The operations and management of Tonix International Holding are located in Bermuda, and accordingly, are not subject to income taxes in Ireland, which is its country of incorporation. The operations of Tonix International Holding and Tonix Barbados are not subject to income tax in Bermuda and Barbados, respectively.

There is no income tax benefit for the years ended December 31, 2014 and 2013 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Research and development credit carryforward (1)	6,188	6,188
Net operating loss carryforwards	11,320,229	9,040,045
Stock-based compensation	1,335,776	-
Accrued bonuses	200,113	223,397
Other	363,868	159,656

Total deferred tax assets	13,226,174	9,429,286

Valuation allowance	(13,226,174)	(9,429,286)

Net deferred tax assets	$0	$0

(1)	The Company has incurred research and development (“R&D”) expenses, a portion of which may qualify for tax credits. The Company has not conducted an R&D credit study to quantify the amount of credits and has not claimed an R&D credit on its federal tax returns filed except for $6,188 in 2007. The Company may conduct the study in future years and may establish the R&D credit carryforward for prior years. In such event, the net operating loss carryforward will be correspondingly reduced by the amount of the credit.

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a valuation allowance. The increase in the valuation allowance for the years ended December 31, 2014 and 2013 was $3.8 million and $4.1 million, respectively.

At December 31, 2014, the Company has available unused net operating loss (“NOL”) carryforwards of approximately $25 million that expire from 2027 to 2034 for federal tax purposes. The Company also has approximately $25 million of NOL carryforwards for New York State and New York City purposes expiring from 2030 to 2034. At December 31, 2014, the Company has a research and development carryforward of $6,188 for federal tax purposes that expires in 2027. A portion of these NOL and research and development credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code (“IRC”) section 382. The NOL carryforwards at December 31, 2014 have been reduced to reflect IRC section 382 ownership changes through December 31, 2013 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration. Additional adjustments may be required based on ownership activity during 2014.

The Company's federal and state tax returns remain open and subject to examination by the tax authorities for the tax years 2011 and after.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	Year Ended December 31,
	2014	2013
Statutory federal income tax	(35.0)%	(34.0)%
State income tax, net of federal tax effect	(10.2)%	(10.5)%
Permanent difference	0.3%	6.7%
Increase in valuation allowance	22.0%	37.8%
Foreign loss not subject to income tax	24.0%	0.0%
Other	(1.1)%	0.0%

Income tax provision	0%	0%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 11 – RELATED PARTY TRANSACTIONS

Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board is one of the primary founders of the Company. We previously entered into an agreement with a company under his control, Lederman & Co. Total expenses paid under this agreement were $37,723 and $271,875 during the years ended December 31, 2014 and 2013, respectively.

On July 31, 2013, the Company sold two promissory notes in the principal face amounts of $150,000 and $50,000 to Lederman & Co and Eli Lederman, respectively, in exchange for $150,000 and $50,000, respectively. On August 1, 2013, the Company sold a promissory note in the principal face amount of $80,000 to Lederman & Co in exchange for $80,000. The notes were payable on demand at any time after one year from issuance and bear no interest, and were included in current liabilities on the consolidated balance sheet at December 31, 2013. On July 31, 2014 and August 1, 2014, the Company repaid $200,000 and $80,000, respectively.

Intellectual property acquired

On March 18, 2014, Tonix Barbados entered into an agreement with Leder Laboratories, Inc. (“Leder”), to acquire intellectual property related to novel smallpox vaccines. As consideration, $125,000 was paid in cash and 25,000 shares of the Company’s common stock valued at $303,750 were issued to Leder.

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio- and chemo-protective agents. As consideration, $125,000 was paid in cash and 25,000 shares of the Company’s common stock valued at $303,750 were issued to Starling.

Seth Lederman, the Company’s Chairman and Chief Executive Officer, is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

NOTE 12 – SUBSEQUENT EVENTS

February 2015 financing

On February 4, 2015, the Company entered into an underwriting agreement with Roth and Oppenheimer & Co Inc., as representatives (the “Representatives”) of several underwriters (collectively, the “Second Underwriters”), relating to the issuance and sale of 4,900,000 shares of the Company’s common stock, in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. The Company granted the Second Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The Second Underwriters purchased the shares at a six- percent discount to the public offering price, for an aggregate discount of $1,719,900 (or $0.35 per share). The Company also paid offering expenses of approximately $250,000. The Company received net proceeds of approximately $26,700,000. On February 24, 2015, the Second Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2,300,000.

Options granted

On February 25, 2015, the Company granted options to purchase an aggregate of 449,500 shares of the Company’s common stock to officers, directors, employees and consultants with an exercise price of $5.95, exercisable for a period of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, exercisable for a period of ten years, vesting immediately upon the grant date.

Restricted stock units

On February 25, 2015, the Company granted an aggregate of 42,000 restricted stock units to its non-employee directors for board services in 2015 in lieu of cash, vesting one year from the grant date.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in its report below.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tonix Pharmaceuticals Holding Corp.

We have audited the internal controls over financial reporting of Tonix Pharmaceuticals Holding Corp. (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tonix Pharmaceuticals Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Tonix Pharmaceuticals Holding Corp. as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

February 27, 2015

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

2.01	Share Exchange Agreement, dated as of October 7, 2011 by and among Tamandare Explorations Inc., David J. Moss, Tonix Pharmaceuticals, Inc. and the shareholders of Tonix Pharmaceuticals, Inc. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 14, 2011 and incorporated herein by reference.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 19, 2014 and incorporated herein by reference.

10.01	Lease Agreement, dated as of September 28, 2010, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the amended Current Report on Form 8-K/A, filed with the Commission on February 3, 2012 and incorporated herein by reference.

10.02	Form of Class A Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 23, 2012 and incorporated herein by reference.

10.03	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Leland Gershell, dated April 1, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on April 5, 2012 and incorporated herein by reference.

10.04	Form of Class A Warrant, dated December 4, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 5, 2012 and incorporated herein by reference.

10.05	Form of Class A Warrant, dated December 21, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 27, 2012 and incorporated herein by reference.

10.06	Form of Demand Promissory Note, filed as an exhibit to the amended registration statement on Form S-1/A filed with the Commission on August 8, 2013 and incorporated herein by reference.

10.07	Amendment to Consulting Agreement, between Tonix Pharmaceuticals, Inc. and Lederman & Co., LLC, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.08	Amendment to Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Leland Gershell, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.09	Amendment to Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bruce Daugherty, dated October 15, 2013, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 17, 2013 and incorporated herein by reference.

10.10	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.

10.11	Letter of Termination, between Tonix Pharmaceuticals Holding Corp. and Lederman & Co., LLC, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.

10.12	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Donald Kellerman, dated April 1, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on April 1, 2014 and incorporated herein by reference.

10.13	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.

10.14	Form of Subscription Agreement, dated July 11, 2014 between Tonix Pharmaceuticals Holding Corp. and the investors named therein, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on July 11, 2014 and incorporated herein by reference.

10.15	Placement Agent Agreement, dated July 11, 2014 between Tonix Pharmaceuticals Holding Corp. and Roth Capital Partners, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on July 11, 2014 and incorporated herein by reference.

10.16	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed herewith.

14.01	Code of Ethics and Business Conduct for Officers, Directors and Employees, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference.

21.01	List of Subsidiaries, filed herewith.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: February 27, 2015	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date February 27, 2015	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ SETH LEDERMAN	Director	February 27, 2015
Seth Lederman

/s/ STUART DAVIDSON	Director	February 27, 2015
Stuart Davidson

/s/ PATRICK GRACE	Director	February 27, 2015
Patrick Grace

/s/ DONALD W. LANDRY	Director	February 27, 2015
Donald W. Landry

/s/ ERNEST MARIO	Director	February 27, 2015
Ernest Mario

/s/ CHARLES MATHER IV	Director	February 27, 2015
Charles Mather IV

/s/ JOHN RHODES	Director	February 27, 2015
John Rhodes

/s/ SAMUEL SAKS	Director	February 27, 2015
Samuel Saks

