Form 10-Q
period 2015-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2015-05-08
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of May 7, 2015, there were 16,137,898 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$58,181	$38,184
Prepaid expenses and other	1,805	852
Total current assets	59,986	39,036

Property and equipment, net	306	328

Restricted cash	133	133
Deposits, long term	45	45

Total assets	$60,470	$39,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,986	$1,487
Accrued expenses	1,531	1,895
Total current liabilities	3,517	3,382

Deferred rent payable, long term	67	68

Total liabilities	3,584	3,450

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 16,137,898 and 10,805,220 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	16	11
Additional paid in capital	120,890	90,423
Accumulated deficit	(64,025)	(54,344)
Accumulated other comprehensive income	5	2

Total stockholders' equity	56,886	36,092

Total liabilities and stockholders' equity	$60,470	$39,542

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended March 31,
	2015	2014
COSTS AND EXPENSES:
Research and development	$6,829	$3,550
General and administrative	2,867	1,619
	9,696	5,169

Operating Loss	(9,696)	(5,169)

Interest income, net	15	5

NET LOSS	$(9,681)	$(5,164)

Net loss per common share, basic and diluted	$(0.71)	$(0.59)

Weighted average common shares outstanding, basic and diluted	13,696,482	8,718,199

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars In Thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(9,681)	$(5,164)

Other comprehensive income:
Foreign currency translation gain	3	2
Total other comprehensive income	3	2

Comprehensive loss	$(9,678)	$(5,162)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(Dollars In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2014	-	$-	10,805,220	$11	$90,423	$2	$(54,344)	$36,092
Issuance of common stock in February 2015 ($5.85 per share) net of transaction expenses of $2,061	-	-	5,318,700	5	29,049	-	-	29,054
Issuance of common stock under employee benefit plan	-	-	13,978	-	70	-	-	70
Stock based compensation	-	-	-		1,348	-	-	1,348
Foreign currency translation adjustment	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	(9,681)	(9,681)
Balance, March 31, 2015	-	$-	16,137,898	$16	$120,890	$5	$(64,025)	$56,886

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,681)	$(5,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	4
Stock based compensation	1,348	553
Common stock issued in exchange for intellectual property	-	608
Changes in operating assets and liabilities:
Prepaid expenses	(953)	(126)
Accounts payable	502	635
Accrued interest	-	-
Accrued expenses	(289)	(572)
Deferred rent payable, long term	(2)	(2)
Net cash used in operating activities	(9,053)	(4,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	(2)
Net cash used in investing activities	-	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	4,758
Proceeds, net of expenses of $2,061 and $2,824 from sale of common stock	29,054	40,654
Net cash provided by financing activities	29,054	45,412

Effect of currency rate change on cash	(4)	(1)

Net increase in cash	19,997	41,345
Cash, beginning of the period	38,184	8,202

Cash, end of period	$58,181	$49,547

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuances of common stock under employee benefit plan	$70	$-

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc., or Tonix Sub, is a pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Pharmaceuticals (Barbados) Ltd., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

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

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Risks and uncertainties

The Company's primary efforts are devoted to conducting research and development for the treatment of disorders of the central nervous system. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues and there is no assurance that if its products are approved for sale that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

At March 31, 2015, the Company had working capital of approximately $56.5 million, after raising approximately $29.1 million through the sale of common stock in an underwritten public offering in February 2015.  Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. In the event the funding obtained is not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended March 31, 2015 and 2014 related to losses incurred during such periods.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of March 31, 2015 and 2014, there were outstanding warrants to purchase an aggregate of 1,731,217 and 2,006,160 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,649,443 and 550,000 were outstanding at March 31, 2015 and 2014, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 42,000 and -0- were outstanding at March 31, 2015 and 2014, respectively (see Note 4). In computing diluted net loss per share for the three months ended March 31, 2015 and 2014, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

NOTE 3 – FEBRUARY 2015 FINANCING

On February 4, 2015, the Company entered into an underwriting agreement with Roth Capital Partners, LLC and Oppenheimer & Co Inc., as representatives of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 4,900,000 shares of the Company’s common stock, in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. The Company granted the Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $1.7 million (or $0.35 per share). The Company also paid offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $26.8 million. On February 24, 2015, the Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2.3 million.

NOTE 4 – SHARE BASED COMPENSATION

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

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

Restricted stock units

On February 25, 2015, the Company granted an aggregate of 42,000 RSU’s to its non-employee directors for board services in 2015, in lieu of cash, which vest one year from the grant date with a fair value of $6.24.

The following table summarizes the restricted stock activity for the three months ended March 31, 2015:

Restricted stock units as of January 1, 2015	-
Granted	42,000
Forfeited	-
Total Restricted stock units at March 31, 2015	42,000
Vested at March 31, 2015	-
Unvested restricted stock units as of March 31, 2015	42,000

Stock based compensation expense related to RSU grants was $21,480 and $-0- for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the stock-based compensation relating to RSU’s of $0.2 million remains unamortized and is expected to be amortized over the remaining period of approximately eleven months.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,226,800	$12.40	9.00	$
Grants	456,643	$5.95	9.91	$
Exercised	-
Forfeitures or expirations	(34,000)	$8.09
Outstanding at March 31, 2015	1,649,443	$10.71	9.06		$168,958

Vested and expected to vest at March 31, 2015	1,649,443	$10.71	9.06		$168,958
Exercisable at March 31, 2015	406,754	$18.69	7.79		$2,643

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (all of which were outstanding at March 31, 2015) with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of March 31, 2015, the fair value related to consultant grants was $5.42.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Stock options granted pursuant to the Plans vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant, with the exception of 7,143 stock options granted on February 25, 2015, which were fully vested at the date of grant. Share-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	1.47% to 1.94%	2.19%
Expected term of option	6.0 to 9.91 years	6.0 years
Expected stock price volatility	90.35% to 92.13%	100.73%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense relating to options granted of $1.3 million and $0.6 million was recognized for the three month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had approximately $7.1 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.31 years.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of March 31, 2015, approximately $46,000 of employee payroll deductions which have been withheld since January 1, 2015, the commencement of the current offering period are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the three months ended March 31, 2015 was $22,063. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP, and approximately $70,000 of employee payroll deductions accumulated at December 31, 2014, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	920,979	August 2018
12.00	456,009	December 2017 to February 2018
25.00	354,229	January 2017 to February 2019
	1,731,217

In January 2015, 14,538 warrants with an exercise price of $20.00 expired.

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting agreement

Tonix previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $-0- and $37,723 during the three months ended March 31, 2015 and 2014, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date (see Note 7).

Intellectual property acquired

On March 18, 2014, Tonix Pharmaceuticals (Barbados) Ltd., or Tonix Barbados, entered into an agreement with Leder Laboratories, Inc. (“Leder”), to acquire intellectual property related to novel smallpox vaccines. As consideration, $0.1 million was paid in cash and 25,000 shares of the Company’s common stock valued at $0.3 million ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Leder.

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio- and chemo-protective agents. As consideration, $0.1 million was paid in cash and 25,000 shares of the Company’s common stock valued at $0.3 million ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Starling.

Seth Lederman is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (UNAUDITED)

NOTE 7 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $26.7 million at March 31, 2015 for future work to be performed.

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

Future minimum lease payments under these two agreements are as follows (in thousands):

Year Ending December 31,
2015	$313
2016	$446
2017	$459
2018	$442
2019	$99
$1,759

 Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2015, the Company charged operations $48,107 for contributions under the 401(k) Plan.

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

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the development of novel prescription products for common yet challenging medical disorders. Our clinical-stage product candidates, TNX-102 SL (cyclobenzaprine HCl sublingual tablet) and TNX-201 (dexisometheptene mucate), are directed toward conditions affecting the central nervous system, or CNS. In the second quarter of 2015, we expect to initiate a Phase 3 clinical study of our most advanced candidate, TNX-102 SL, for the treatment of fibromyalgia, or FM. We are also developing TNX-102 SL as a potential treatment for post-traumatic stress disorder, or PTSD, and we commenced a Phase 2 study for this indication in January 2015. We expect to begin a Phase 2 proof-of-concept study of TNX-201 in episodic tension-type headache, or ETTH, in the second quarter of 2015. Our pipeline includes a preclinical program for the treatment of alcohol abuse and dependence as well as two preclinical biodefense programs (for protection from smallpox virus and from radiation injury). We hold worldwide development and commercialization rights to all of our product candidates.

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

Fibromyalgia

Fibromyalgia is a debilitating syndrome that occurs in five to 15 million U.S. adults and is associated with a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in careers or education. Many patients fail to adequately respond to the medications approved for FM, or discontinue therapy due to poor tolerability. Prescription pain and sleep medications not approved for FM are frequently taken for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. We believe that TNX-102 SL has the potential to broadly and effectively treat the core symptoms of FM with a tolerability profile that is suitable as a first-line therapy and for chronic use.

Phase 2b “BESTFIT” Study

In September 2013, we commenced enrollment of our BESTFIT study, a randomized, double-blind, placebo-controlled Phase 2b clinical study of TNX-102 SL in FM. We reported preliminary top-line results from the BESTFIT study in September 2014. In the BESTFIT study, 205 subjects with FM were randomized at 17 U.S. centers to treatment with either TNX-102 SL 2.8 mg or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT study was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, using a daily telephonic diary. In the BESTFIT study, TNX-102 SL did not achieve statistical significance in the primary outcome measure (p=0.172). However, the study demonstrated that TNX-102 SL had a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033), in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The 30% response rate in the final analysis was 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT study also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the Patient Global Impression of Change (p=0.025) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p=0.014). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p=0.005). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

TNX-102 SL was well tolerated in the BESTFIT study. Among subjects randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 42% of participants on TNX-102 SL vs. 1% on placebo, and bitter taste in 8% on TNX-102 SL compared to none on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

Long-Term Safety Exposure Study

In December 2013, we commenced Study F203, a 12-month open-label extension study of TNX-102 SL in subjects who had completed the BESTFIT study. The goal of Study F203 is to obtain the prerequisite six- and 12-month safety exposure data to support a new drug application, or NDA, filing for approval for the management of FM, a chronic indication. We believe that the cumulative exposure data that have been recorded in Study F203 will be sufficient to support the NDA filing for TNX-102 SL. We expect to complete Study F203 in August 2015.

Prospective First Phase 3 Study

Following our report of the results of the BESTFIT study, we requested guidance from the FDA on our proposed use of a 30% pain responder analysis as the primary efficacy endpoint in our prospective Phase 3 clinical study. In January 2015, we announced receipt of the written guidance, whereby the FDA accepted our proposal to use a 30% pain responder analysis as the primary efficacy endpoint in our Phase 3 study to support the approval of TNX-102 SL for the management of FM. We expect to initiate a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of TNX-102 SL in 500 subjects with FM in the second quarter of 2015 (the AFFIRM study). We expect to report top line results from this study in the second half of 2016.

Post-Traumatic Stress Disorder

An estimated 3.5% of adults in the U.S. suffer from PTSD, a chronic disorder that is characterized by avoidance, emotional numbing, hyperarousal, and sleep disturbances. People with PTSD suffer significant impairment in their functioning, including occupational activities and social relations, and are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. Many patients fail to adequately respond to the medications approved for PTSD. Antidepressants, anxiolytics, sedative-hypnotics, opiates and antipsychotics not approved for PTSD are commonly prescribed despite generally weak evidence in support of their use. We believe that TNX-102 SL may be ideally suited to address the need for a treatment for PTSD that is effective, safe, and well-tolerated.

Clinical Development Plan

In January 2015, we commenced the AtEase study, a 220-subject, randomized, double-blind, placebo-controlled, 12-week Phase 2 study of TNX-102 SL in subjects with military-related PTSD. This study is being conducted at approximately 25 U.S. centers. The AtEase study is designed to study the efficacy and safety of two doses of TNX-102 SL (2.8 mg and 5.6 mg) administered once daily at bedtime. The primary objective of the AtEase study is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following eight weeks of treatment using the Clinician-Administered PTSD Scale. We expect to report top line results from this study in the first half of 2016.

If the results of the AtEase study are positive, we intend to meet with the FDA to finalize the design of the registration program that would be required to support approval of an NDA for the management of PTSD. Based on our communications with the FDA to date, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would support FDA approval of TNX-102 SL for the management of PTSD. If we achieve our primary outcome measure in the AtEase study, it could qualify as one of the two studies required to support the NDA. We expect that we can use the long-term safety exposure data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

TNX-201

TNX-201 is an oral formulation of dexisometheptene mucate, a pure optical isomer of isometheptene, or IMH, which we are developing for the treatment of ETTH. Although no form of IMH is currently approved for any indication, racemic IMH has been marketed as Octin® for conditions including tension and vascular headache, and combination products containing racemic IMH (e.g., Midrin®) have been marketed for the relief of tension and vascular headache. It is estimated that approximately 75 million U.S. adults experience frequent ETTH episodes (more than one but fewer than 15 tension-type headache days per month over a three-month period), and although the majority of people who suffer ETTH are able to adequately manage their symptoms through the use of over-the-counter products, many seek prescription options, all of which contain barbiturates. Although the approved prescription products for ETTH may have some therapeutic value in treating the primary headache condition, they are associated with significant safety liabilities and pose a risk of abuse and addiction. We are developing TNX-201 with the goal of introducing a safe, effective, and non-addictive prescription treatment option for ETTH.

Clinical Development Plan

In January 2014, we held a pre-IND meeting with the FDA to discuss the regulatory pathway for the development of TNX-201 for the treatment of ETTH. We have completed a comparative Phase 1 single ascending dose safety, tolerability, and pharmacokinetic study of TNX-201 in 45 healthy volunteers, from which we reported top line results in January 2015. The clinical results showed that TNX-201 was well-tolerated at all doses studied (35 mg, 70 mg, and 140 mg), and pharmacokinetic analyses demonstrated dose-proportionality of parameters including area under the curve and maximum concentration. The results also indicated the lack of conversion of dexisometheptene to its other optical isomer, a finding which supports the rationale of developing TNX-201, a single optical isomer of IMH.

We are preparing to commence a 200-subject Phase 2 proof-of-concept study in ETTH in the second quarter of 2015, in which subjects will be randomized at approximately eight U.S. centers to receive TNX-201 140 mg (4 x 35 mg) or placebo capsules. The study will evaluate the effect of TNX-201 on a variety of measures, including the proportion of subjects who report “pain free” at several intervals post-dose, the proportion of subjects who use rescue medication during the 24 hour period post-dose, and the change from baseline in pain severity score at several intervals post-dose. We expect to report top line results from this study in the fourth quarter of 2015. Although the clinical development of TNX-201 can be accelerated based on the available information on racemic IMH, approval of any NDA will be as a new chemical entity pursuant to Section 505(b)(1) of the FDCA.

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

We are currently conducting a Phase 2 clinical trial of TNX-102 SL in PTSD. In the second quarter of 2015, we plan to begin both a Phase 3 trial of TNX-102 SL in FM as well as a Phase 2 proof-of-concept trial of TNX-201 in ETTH. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 were $6.8 million, an increase of $3.3 million, or 94%, from $3.5 million for the three months ended March 31, 2014. This increase is due to increased development work related to TNX-102 SL and TNX-201, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. During the three months ended March 31, 2015, we incurred $0.6 million, $2.1 million and $1.3 million in manufacturing cost, clinical activities and cost, and non-clinical activities and cost, respectively, as compared to $0.3 million, $1.0 million and $0.4 million for the same period last year, respectively. During the three months ended March 31, 2014, we acquired intellectual property rights for $0.9 million as compared to $0 in the current period. Included in the three months ended March 31, 2015 was employee related compensation of $1.2 million as compared to $0.2 million for the three months ended March 31, 2014, the increase of $1.0 million as a result of added personnel.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were $2.9 million, an increase of $1.3 million, or 82%, from $1.6 million incurred in the three months ended March 31, 2014. This increase is primarily due to compensation related expenses and professional services.

Compensation related expenses increased to $1.4 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014, an increase of $0.7 million, or 100%. We incurred $0.9 million in stock-based compensation in connection with the vesting of stock options in the three months ended March 31, 2015 that were previously issued to board members, officers and consultants as compared to $0.5 million in stock based compensation for the same period last year. The increase in cash compensation related costs of $0.2 million was primarily a result of annual salary increases and added personnel.

Professional services for the three months ended March 31, 2015 totaled $0.8 million, an increase of $0.3 million or 60%, over the $0.5 million incurred for the three months ended March 31, 2014. Of professional services, legal fees totaled $0.4 million for the three months ended March 31, 2015, an increase of $0.2 million, or 100%, from $0.2 million incurred for the three months ended March 31, 2014. The increase is mainly due to international consulting. Other consulting fees and other professional fees totaled $0.4 million for the three months ended March 31, 2015, an increase of $0.1 million, or 33%, from $0.3 million incurred for the three months ended March 31, 2014. Other professional fees include audit and accounting fees; investor and public relation fees; human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended March 31, 2015 were $0.3 million, an increase of $0.2 million, or 200%, from $0.1 million incurred in the three months ended March 31, 2014. Travel, meals and entertainment costs include travel related to investor relations activities, which accounted for the primary increase from 2014. Office and other administrative expenses totaled $0.4 million for the three months ended March 31, 2015, an increase of $0.1 million, or 33%, over the expense of $0.3 million for the same period last year. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended March 31, 2015 was $9.7 million, compared to a net loss of $5.2 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $56.5 million, comprised primarily of cash of $58.2 million and prepaid expenses and other of $1.8 million offset by $2.0 million of accounts payable and $1.5 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing clinical trials of TNX-102 SL in FM and PTSD. For the three months ended March 31, 2015 and 2014, we used approximately $9.1 million and $4.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical cost and activities, regulatory cost, and payroll. For the three months ended March 31, 2015, net proceeds from financing activities were from the sale of our common stock of approximately $29.1 million. In the comparable 2014 period, approximately $40.7 million was raised through the sale of shares of common stock and the exercise of warrants of $4.8 million. Our cash is held in bank deposit accounts.

We did not have any material investing activities for the three months ended March 31, 2015 or 2014.

 February 2015 Financing

On February 4, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC and Oppenheimer & Co Inc., as representatives of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 4,900,000 shares of our common stock in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. We granted the Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of approximately $1.7 million (or $0.35 per share). The Company also paid offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $26.8 million. On February 24, 2015, the Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2.3 million.

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

Transactions with Related Parties

Consulting Agreement

We previously entered into a consulting agreement with Lederman & Co., LLC (“Lederman & Co”), a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $-0- and $37,723 during the three months ended March 31, 2015 and 2014, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date.

Intellectual Property Acquired

On March 18, 2014, Tonix Pharmaceuticals (Barbados) Ltd., or Tonix Barbados, entered into an agreement with Leder Laboratories, Inc. (“Leder”), to acquire intellectual property related to novel smallpox vaccines. As consideration, $0.1 million was paid in cash and 25,000 shares of the Company’s common stock valued at $0.3 million ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Leder.

On March 18, 2014, Tonix Barbados entered into an agreement with Starling Pharmaceuticals, Inc. (“Starling”), to acquire intellectual property related to radio- and chemo-protective agents. As consideration, $0.1 million was paid in cash and 25,000 shares of the Company’s common stock valued at $0.3 million ($12.15 per share, which was the closing price of the common shares on the date of the transaction) were issued to Starling.

Seth Lederman is the Chairman, CEO and majority owner (through majority-owned entities) of Starling and Leder.

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

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, we granted options to purchase 7,143 shares of our common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of March 31, 2015, the fair value related to consultant grants was $5.42.

On March 31, 2015, 15,000 and 19,000 unvested options with exercise prices of $9.87 and $6.68, respectively, were cancelled.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of March 31, 2015, after giving effect to shares purchased as described below, there were 286,022 shares available for future purchase under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of March 31, 2015, approximately $46,000 of employee payroll deductions which have been withheld since January 1, 2015, the commencement of the current offering period, are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the three months ended March 31, 2015 was $22,063. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP.

On February 25, 2015, we granted an aggregate of 42,000 RSUs to our non-employee directors for board services in 2015, in lieu of cash, which vest one year from the grant date with a fair value of $6.24. Stock-based compensation expense related to the RSU grants was $21,480 for the three months ended March 31, 2015. As of March 31, 2015, the stock-based compensation relating to restricted stock of $0.2 million remains unamortized and is expected to be amortized over the remaining period of approximately eleven months.

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

Future minimum lease payments under these two agreements are as follows (in thousands):

Year Ending December 31,
2015	$313
2016	446
2017	459
2018	442
2019	99
$1,759

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consist of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. As of March 31, 2015, we had cash and cash equivalents and short-term investments of $58.2 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States.

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

Foreign Currency Risk

We do not hold more than a de minimus amount of foreign currency denominated financial instruments.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices three month ended March 31, 2015 and 2014 had a significant impact on our results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 8, 2015	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

