Form 10-Q
period 2015-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2015-11-06
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 5, 2015, there were 18,831,669 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,009	$38,184
Prepaid expenses and other	2,142	852
Marketable securities – available for sale, at fair value	22,038	-
Total current assets	57,189	39,036

Property and equipment, net	327	328

Restricted cash	133	133
Intangible asset	120	-
Deposits, long term	56	45

Total assets	$57,825	$39,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,422	$1,487
Accrued expenses	2,675	1,895
Total current liabilities	5,097	3,382

Deferred rent payable, long term	77	68

Total liabilities	5,174	3,450

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 18,831,669 and 10,805,220 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively, and 13,978 shares to be issued as of December 31, 2014	19	11
Additional paid in capital	141,653	90,423
Accumulated deficit	(89,038)	(54,344)
Accumulated other comprehensive income	17	2

Total stockholders' equity	52,651	36,092

Total liabilities and stockholders' equity	$57,825	$39,542

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
COSTS AND EXPENSES:
Research and development	$10,314	$5,217	$26,014	$12,842
General and administrative	2,966	2,217	8,746	5,810
	13,280	7,434	34,760	18,652

Operating loss	(13,280)	(7,434)	(34,760)	(18,652)

Interest income, net	30	15	66	25

NET LOSS	$(13,250)	$(7,419)	$(34,694)	$(18,627)

Net loss per common share, basic and diluted	$(0.72)	$(0.71)	$(2.15)	$(1.92)

Weighted average common shares outstanding, basic and diluted	18,423,816	10,496,504	16,103,382	9,719,142

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars In Thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(13,250)	$(7,419)	$(34,694)	$(18,627)

Other comprehensive income:
Foreign currency translation gain (loss)	9	(1)	13	2
Unrealized gain on available for sale securities	2	-	2	-
Total other comprehensive income	11	(1)	15	2

Comprehensive loss	$(13,239)	$(7,420)	$(34,679)	$(18,625)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	deficit	Total
Balance, December 31, 2014	-	$-	10,805,220	$11	$90,423	$2	$(54,344)	$36,092
Issuance of common stock in February 2015 ($5.85 per share) net of transaction expenses of $2,115	-	-	5,318,700	5	28,995	-	-	29,000
Issuance of common stock in July 2015 ($7.50 per share) net of transaction expenses of $1,369	-	-	2,673,750	3	18,682			18,685
Issuance of common stock in exchange for exercise of warrants ($4.25 per share)	-	-	2,000	-	9	-	-	9
Employee stock purchase plan	-	-	31,999	-	160	-	-	160
Stock-based compensation	-	-			3,384	-	-	3,384
Foreign currency translation adjustment	-	-	-	-	-	13	-	13
Unrealized gain on available for sale, net of tax						2		2
Net loss	-	-	-	-	-	-	(34,694)	(34,694)
Balance, September 30, 2015	-	$-	18,831,669	$19	$141,653	$17	$(89,038)	$52,651

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,694)	$(18,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	15
Stock-based compensation	3,384	2,088
Common stock issued in exchange for intellectual property	-	608
Changes in operating assets and liabilities:
Prepaid expenses and other	(1,290)	(268)
Accounts payable	948	1,688
Accrued expenses	948	(127)
Security deposit	(11)	(45)
Deferred rent payable	9	46
Net cash used in operating activities	(30,616)	(14,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(68)	(194)
Purchase of intangible asset	(120)	-
Purchase of marketable securities	(22,058)	-
Increase in restricted cash balance	-	(73)
Net cash used in investing activities	(22,246)	(267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	9	5,358
Proceeds, net of expenses of $3,484 and $3,460 from sale of common stock	47,685	47,836
Repayments of related party promissory notes	-	(280)
Net cash provided by financing activities	47,694	52,914

Effect of currency rate change on cash	(7)	-

Net (decrease) increase in cash and cash equivalents	(5,175)	38,025
Cash and cash equivalents, beginning of the period	38,184	8,202

Cash and cash equivalents, end of period	$33,009	$46,227

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$160	$-

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiaries is a clinical-stage pharmaceutical company dedicated to the invention and development of novel pharmaceutical products that it believes have broad societal impact, since they address medical conditions that are not well served by currently available therapies and that represent large potential commercial opportunities.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc., or Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., or Tonix Medicines, Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

On May 15, 2015, Tonix Sub formed Tonix Medicines for the purpose of manufacturing and distributing pharmaceutical products in the U.S.

Tonix Pharmaceuticals (Barbados) Ltd., or Tonix Barbados, a wholly owned subsidiary of Tonix Sub, was liquidated and dissolved during the nine months ended September 30, 2015. All assets and liabilities were assumed by Tonix Pharma Holdings Limited.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

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

At September 30, 2015, the Company had working capital of approximately $52.1 million, after raising approximately $29.0 million, net of expenses, and $18.7 million, net of expenses, through the sale of common stock in underwritten public offerings in February 2015 and July 2015, respectively.  Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. The Company intends to raise additional funds to complete the development and commercialization of its current product candidates through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

Marketable securities

Marketable securities consist primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months and up to two years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income. As investments are available for current operations, they are classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the three and nine months ended September 30, 2015, the amortization of bond premiums totaled $19,649. As of September 30, 2015, amortized cost basis of the securities approximate their fair value. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at September 30, 2015 is as follows (in thousands):

	Maturities as of September 30, 2015
	Up to 1 Year	1 to 2 Years
U.S. Treasury bond	$-	$1,258
U.S agency bonds	-	5,062
Corporate bonds	7,721	-
Certificates of deposit	6,324	1,673
Total	$14,045	$7,993

Intangible asset with indefinite lives

During the nine months ended September 30, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, or at least annually.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended September 30, 2015 and 2014 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of September 30, 2015 and 2014, there were outstanding warrants to purchase an aggregate of 1,729,217 and 1,816,932 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,611,643 and 905,100 were outstanding at September 30, 2015 and 2014, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 42,000 and –0– were outstanding at September 30, 2015 and 2014, respectively (see Note 4). In computing diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

NOTE 3 – FINANCINGS

On February 4, 2015, the Company entered into an underwriting agreement with Roth Capital Partners, LLC and Oppenheimer & Co Inc. (collectively, the “Representatives”), as representatives of several underwriters (collectively, the “Underwriters”), relating to the issuance and sale of 4,900,000 shares of the Company’s common stock, in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. The Company granted the Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $1.7 million (or $0.35 per share). The Company also paid offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $26.7 million. On February 24, 2015, the Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2.3 million, net of an aggregate discount of $0.1 million (or $0.35 per share).

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

The July 2015 Financing closed on July 17, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $1.0 million (or $0.45 per share). The Company also paid offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $16.2 million. On July 17, 2015, the Underwriters fully exercised the over-allotment option and purchased 348,750 shares of common stock for net proceeds of approximately $2.5 million, net of an aggregate discount of $0.2 million (or $0.45 per share).

NOTE 4 – SHARE-BASED COMPENSATION

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,226,800	$12.40	9.00
Grants	468,243	$5.98	9.41	$-
Forfeitures or expirations	(83,400)	$8.17
Outstanding at September 30, 2015	1,611,643	$10.76	8.56	$-

Vested and expected to vest at September 30, 2015	1,611,643	$10.76	8.56	$-
Exercisable at September 30, 2015	575,149	$16.14	7.66	$-

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (of which 415,700 employee/director options and 30,000 consultant options were outstanding at September 30, 2015) with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of September 30, 2015, the fair value related to consultant grants was $3.91.

On April 14, 2015, 7,600 options were granted to employees under the 2014 Plan (all of which were outstanding at September 30, 2015) with an exercise price of $6.34, a 10 year life and fair value of $4.56.

On July 27, 2015, 4,000 options were granted to an employee under the 2014 Plan (all of which were outstanding at September 30, 2015) with an exercise price of $8.25, a 10 year life and fair value of $5.71.

During the nine months ended September 30, 2015, 3,800, 39,800 and 39,800 unvested options with exercise prices of $5.95, $9.87 and $6.68, respectively, were cancelled.

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

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2015 and 2014 were as follows:

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk-free interest rate	1.47% to 2.35%	2.19% to 2.52%
Expected term of option	6.0 to 9.91 years	6.0 to 9.72 years
Expected stock price volatility	80.91% to 92.13%	94.57% to 100.73%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense relating to options granted of $0.8 million and $3.1 million was recognized for the three and nine month periods ended September 30, 2015, respectively; and $0.9 million and $2.1 million was recognized for the three and nine month periods ended September 30, 2014, respectively.

As of September 30, 2015, the Company had approximately $5.2 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.91 years.

Restricted stock units (RSUs)

On February 25, 2015, the Company granted an aggregate of 42,000 RSUs with a fair value of $6.24 per unit to its non-employee directors for board services in 2015, in lieu of cash, which vest one year from the grant date.

Stock-based compensation expense related to RSUs of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2015, respectively; and $-0- for the three and nine months ended September 30, 2014. As of September 30, 2015, 42,000 unvested RSUs were outstanding and stock-based compensation relating to such RSUs of $0.1 million remains unamortized and is expected to be amortized over the remaining period of approximately five months.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2015, after giving effect to shares purchased as described below, there were 268,001 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. As of September 30, 2015, approximately $0.1 million of employee payroll deductions which have been withheld since July 1, 2015, the commencement of the offering period ending December 31, 2015, are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2015 was $54,328 and $97,472, respectively. In July 2015, 18,021 shares that were purchased as of June 30, 2015, were issued under the 2014 ESPP, and approximately $90,000 of employee payroll deductions accumulated at June 30, 2015, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP, and approximately $70,000 of employee payroll deductions accumulated at December 31, 2014, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 5 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	918,979	August 2018
12.00	456,009	December 2017 to February 2018
25.00	354,229	January 2017 to February 2019
	1,729,217

In January 2015, 14,538 warrants with an exercise price of $20.00 expired. During the quarter ended September 30, 2015, 2,000 warrants with an exercise price of $4.25 were exercised.

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting agreement

Tonix previously entered into a consulting agreement with Lederman & Co., LLC, a company controlled by Dr. Seth Lederman, the Company’s Chief Executive Officer and Chairman of the Board. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date. Total expenses paid under this agreement were $-0- and $37,723 during the three and nine months ended September 30, 2014, respectively.

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

NOTE 7 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $23.1 million at September 30, 2015 for future work to be performed.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

On April 28, 2014, the Company entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby the Company agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018. In connection therewith, the Company paid a security deposit of $44,546.

On June 17, 2015, the Company entered into a lease for approximately 2,450 square feet of office space in Dublin, Ireland, whereby the Company agreed to lease premises, commencing June 1, 2015 and expiring on May 31, 2018.

On July 27, 2015, the Company entered into a lease for approximately 132 square feet of office space in Montreal, Canada, whereby the Company agreed to lease premises, commencing August 1, 2015 and expiring on July 31, 2016. In connection therewith, the Company paid a security deposit of $800.

On August 20, 2015, the Company entered into a lease for approximately 2,762 square feet of office space in San Diego, California, whereby the Company agreed to lease premises, commencing September 1, 2015 and expiring on August 31, 2019. In connection therewith, the Company paid a security deposit of $11,272.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2015	$153
2016	670
2017	683
2018	607
2019	181
$2,294

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $57,001 and $161,391 for the three and nine months ended September 30, 2015, respectively, and $44,042 and $74,706 for the three and nine months ended September 30, 2014, respectively, for contributions under the 401(k) Plan.

NOTE 8 – FAIR VALUE MEASUREMENTS

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

Level 1:     Observable inputs, such as quoted prices in active markets.

Level 2:      Inputs, other than quoted prices in active markets, that are observable either directly or indirectly. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange-traded instruments. This category includes U.S. government agency-backed debt securities, and corporate-debt securities.

Level 3:      Unobservable inputs in which there is little or no market data.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Description	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$9,535	$9,535	$—
Marketable securities – available for sale	22,038	9,255	12,783

Total assets	$31,573	$18,790	$12,783

NOTE 9 – SUBSEQUENT EVENT

On October 21, 2015, 38,000 options were granted to employees under the 2014 Plan with an exercise price of $6.33.

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

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the invention and development of novel pharmaceutical products that we believe have broad societal impact, since they address medical conditions that are not well served by currently available therapies and that represent large potential commercial opportunities. Our most advanced drug development programs are directed toward disorders affecting the central nervous system, or CNS. Our lead product candidate, Tonmya™ (cyclobenzaprine HCl sublingual tablets, 2.8 mg) is in Phase 3 clinical development as a potential treatment for fibromyalgia, or FM. TNX-102 SL, the same proprietary product candidate as Tonmya, is in Phase 2 clinical development as a potential treatment for post-traumatic stress disorder, or PTSD. Our second product candidate, TNX-201 (dexisometheptene mucate), is in Phase 2 clinical development as a potential treatment for episodic tension-type headache, or ETTH. Our nonclinical pipeline includes a development program for the treatment of alcohol use disorder (AUD), as well as two biodefense development programs for protection from smallpox virus and from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

Our clinical-stage product candidates are as follows:

Tonmya / TNX-102 SL

TNX-102 SL is a small, rapidly disintegrating tablet containing low dose cyclobenzaprine for sublingual administration and transmucosal absorption. We are currently evaluating TNX-102 SL as a potential treatment for FM and PTSD, chronic disorders in which poor sleep quality is recognized to play a key role. We designed TNX-102 SL to be administered once-daily at bedtime in a chronic dosing regimen. We believe the dose and pharmacokinetic properties of TNX-102 SL will enable it to achieve a desirable balance of efficacy, safety and tolerability in FM and PTSD. We are developing TNX-102 SL to seek United States Food and Drug Administration, or FDA, approval in accordance with Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA. The trade name Tonmya has received conditional acceptance by the FDA for TNX-102 SL in the FM indication.

Fibromyalgia

FM is a chronic and debilitating syndrome that occurs in five to 15 million U.S. adults and is associated with a substantial negative impact on social and occupational function. Based on our market research, we believe that U.S. FM sales of FDA approved medications were approximately $1.2 billion in 2014, representing approximately 5.6 million prescriptions. However, the majority of patients fail to adequately respond to therapy or discontinue therapy due to poor tolerability. Prescription pain and sleep medications not approved for FM are frequently taken for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect. Many of these medications carry significant safety risks and risk of dependence. We believe that Tonmya has the potential to treat a broad spectrum of the core symptoms of FM with a tolerability profile that is suitable for first-line therapy and for chronic use.

Phase 2b “BESTFIT” Study

In September 2013, we commenced enrollment of the BESTFIT study, a randomized, double-blind, placebo-controlled Phase 2b clinical trial of Tonmya in FM. We reported preliminary top-line results from the BESTFIT study in September 2014. In the BESTFIT study, 205 patients with FM were randomized at 17 U.S. centers to treatment with either Tonmya or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT study was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, using a daily telephonic diary. In the BESTFIT study, Tonmya did not achieve statistical significance in the primary outcome measure (p=0.172). However, the study demonstrated that Tonmya had a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033), in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The percentages of responders in this analysis were 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT study also showed statistically significant improvements with Tonmya in the declared secondary analyses of the Patient Global Impression of Change (p=0.025) at week 12 and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p=0.014) at week 12. The study showed statistically significant improvements with Tonmya on measures of sleep quality at week 12, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, instrument for Sleep Disturbance (p=0.005). In addition, statistically significant improvements with TNX-102 SL were observed at week 12 on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptoms domain.

Tonmya was well tolerated in the BESTFIT study. The most common adverse events were local and related to sublingual administration. Mild and transient tongue or mouth numbness occurred in 44% of participants on Tonmya vs. 2% on placebo, and bitter taste in 8% on Tonmya compared to none on placebo. These local adverse events were not correlated with efficacy according to a variety of measures, including the 30% pain responder rate. Systemic adverse events were similar between Tonmya and placebo. No serious adverse events were reported. Among subjects randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period.

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

In the second quarter of 2015, we commenced the AFFIRM study, a 500 patient, randomized, double-blind Phase 3 clinical trial comparing Tonmya to placebo as administered sublingually once daily at bedtime for 12 weeks. Patients who successfully complete the AFFIRM study are eligible to enroll into a three-month open-label extension study. The AFFIRM study is being conducted at approximately 35 U.S. centers. The primary endpoint of the AFFIRM study is the 30% pain responder analysis accepted by the FDA. We expect to report top line results from the AFFIRM study in the third quarter of 2016.

We intend to commence a second randomized, double-blind, placebo-controlled Phase 3 clinical trial of Tonmya in fibromyalgia in the second quarter of 2016. We expect that the design of this trial will be similar to that of the AFFIRM trial.

Long-Term Safety Exposure Study

In August 2015, we completed Study F203, a 12-month open-label extension study of Tonmya in subjects who had completed the BESTFIT study. The goal of Study F203 was to obtain the prerequisite safety exposure data to support a New Drug Application, or NDA, filing for approval for the management of FM, a chronic indication. We believe that we have recorded a sufficient number and duration of daily exposures in Study F203 to prospectively support an NDA filing for Tonmya.

Post-Traumatic Stress Disorder

We are also developing TNX-102 SL for the management of PTSD, a chronic syndrome that may develop after a person is exposed to one or more traumatic events, such as warfare, sexual assault, serious injury, or threats of imminent death. PTSD is characterized by intrusive thoughts, emotional and behavioral avoidance, negative alterations in cognitions and mood, and alterations in arousal and reactivity. People with PTSD suffer significant impairment in their functioning, including social relations and occupational activities. In addition, PTSD patients are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. Each year, an estimated 8.5 million U.S. adults meet the diagnostic criteria for PTSD. The prevalence rate of PTSD in the military population is higher than that among civilians. Based on March 2014 Veterans Administration data, approximately 20% of military personnel involved in more recent conflicts have been evaluated at United States Veterans Affairs, or VA, facilities for potential or provisional PTSD. Among veterans seen in the VA health system in 2012, there were approximately 638,000 with the diagnosis of PTSD.

Two drugs are currently approved by the FDA for the treatment of PTSD. Both are antidepressants and carry suicidality warnings. Evidence of their treatment effect in men is weak, and both lack evidence of efficacy in those for whom the traumatic event was combat-related. Sleep disturbances are common in PTSD and are predictive of disease severity, depression, substance abuse, and suicidal ideation, yet are resistant to the approved antidepressant medications and present a difficult therapeutic challenge. In the U.S., treatments for PTSD include off-label use of anxiolytics, sedative-hypnotics, and antipsychotics, many of which lack reliable evidence of efficacy, and have significant safety liabilities and dependence risk.

Phase 2 “AtEase” Study

In the first quarter of 2015, we initiated the AtEase study, a randomized, double-blind, placebo-controlled, 12-week Phase 2 clinical trial of TNX-102 SL in approximately 240 patients with military-related PTSD. Patients are randomized in a 2:1:2 ratio to TNX-102 SL 2.8 mg, TNX-102 SL 5.6 mg, or placebo, respectively, sublingually once daily at bedtime. Patients who successfully complete the AtEase study are eligible to enroll into a three-month open-label extension study. The AtEase study is being conducted at approximately 25 U.S. centers. The primary objective of the AtEase study is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo following 12 weeks of treatment as measured by the mean change from baseline on the Clinician-Administered PTSD Scale for DSM-5 (CAPS-5). If the AtEase study achieves success in its primary outcome measure, it could serve as one of the two pivotal studies required to establish sufficient evidence of efficacy and safety to support the approval of TNX-102 SL for PTSD. We expect to report top line results from the AtEase study in the second quarter of 2016.

TNX-201

Episodic Tension-Type Headache

We are developing TNX-201 for the treatment of ETTH, the most common form of headache. ETTH is estimated to have an annual prevalence rate of 38%, meaning that more than 75 million U.S. adults suffer from ETTH each year. There are more than 10 million visits to emergency departments or physicians’ offices each year by individuals who suffer non-migraine headaches, of which ETTH is the major indication. Among those who suffer ETTH, 28%, or about 21 million U.S. adults, have frequent ETTH, as defined by the International Headache Society. Many patients with frequent ETTH are resistant to over-the-counter options and prescription non-steroidal anti-inflammatory drug products. The only prescription medications indicated by the FDA for the treatment of ETTH are combination products that contain butalbital, a barbiturate that is a Drug Enforcement Agency Schedule III substance. According to IMS Health, from August 2013 to July 2014, there were approximately 8.2 million prescriptions issued for butalbital combination products. Approximately 44% of these, or an estimated 3.5 million prescriptions, were for non-migraine headaches. In addition, opioid narcotics are used off-label for ETTH, accounting for an estimated 5.3 million prescriptions in that period. Butalbital and opioid narcotics have well-known abuse potential and can lead to addiction, and are not recommended for extended use. In addition, butalbital is banned in several European countries. We are developing TNX-201 with the goal of introducing an effective, safe, and non-addictive prescription treatment option for ETTH.

The active ingredient in TNX-201, dexisometheptene mucate, contains (R)-isometheptene, one of the two optical isomers of isometheptene. A mixture of (R)- and (S)-isometheptene mucate, or racemic isometheptene mucate, had been widely used as a single-agent prescription medicine and as a component of combination drug products (e.g., Midrin®) in the U.S. for various indications including tension-type headache and migraine. Currently, no product containing isometheptene is FDA-approved, although at least one combination drug product containing racemic isometheptene continues to be marketed despite it being listed in the “unapproved drug other” category in the FDA National Drug Code Directory. Tonix is developing TNX-201 as a New Chemical Entity, or NCE, pursuant to Section 505(b)(1) of the FDCA.

Based on our nonclinical studies, we believe that TNX-201 is primarily responsible for the efficacy associated with racemic isometheptene mucate in the treatment of headache and migraine. In animal studies, TNX-201 increased the pain threshold in an acute pain model and increased trigeminal pain thresholds in a chronic migraine model. In receptor binding studies, (R)-isometheptene had approximately a 10 to 100-fold higher affinity for the I1-imidazoline receptor as compared to (S)-isometheptene. The results of these studies support the I1-imidazoline receptor as the primary site of action of TNX-201, and this receptor may represent a novel target for the treatment of headache as well as other pain conditions.

Phase 2 Proof-of-Concept Study

In a Phase 1 study in healthy volunteers, TNX-201 was well-tolerated at all doses studied (35 mg, 70 mg, and 140 mg). In the second quarter of 2015, we initiated a single-dose Phase 2 proof-of-concept clinical trial to evaluate the ability of TNX-201 140 mg to improve headache pain as well as its tolerability in patients with ETTH. This trial is being conducted at approximately 10 U.S. centers and will randomize patients to receive either TNX-201 140 mg capsules or placebo. We expect to enroll a sufficient number of patients in this trial so as to obtain approximately 150 treated headaches. This trial will assess efficacy following a dose of study medication according to a variety of measures at several time points, including the difference between the two study arms in the number of subjects who report complete relief from their headache pain at two hours. This study is designed to test the activity and tolerability of TNX-201 to support future efficacy and safety studies. We expect to report top line results from this study in the first quarter of 2016.

Additional Product Candidates

We also have a pipeline of pre-investigational new drug product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product, or CDP, containing two FDA-approved drugs, disulfiram and selegiline HCl. We have commenced formulation development work on TNX-301. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for AUD, for which a Pre-IND meeting with the FDA is scheduled to be held in February 2016.

In addition, we own rights to intellectual property on biodefense technologies relating to the development of novel smallpox vaccines as well as to the development of protective agents against radiation exposure. We have begun nonclinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the U.S. may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other NCEs or new biologic candidates.

Current Operating Trends

Our current research and development efforts are focused on developing Tonmya/TNX-102 SL and TNX-201, but we also expend increasing effort on our other pipeline programs, including TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2015 were $10.3 million, an increase of $5.1 million, or 98%, from $5.2 million for the three months ended September 30, 2014. This increase is primarily due to increased development work related to Tonmya/TNX-102 SL and TNX-201, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. During the three months ended September 30, 2015, we incurred $5.8 million, $1.0 million, $1.1 million and $0.7 million in clinical, non-clinical, manufacturing and medical research, respectively, as compared to $1.7 million, $0.3 million, $1.3 million and $0.3 million for the same period last year, respectively.

Included in the three months ended September 30, 2015 was cash related compensation of $0.5 million as compared to $0.4 million for the three months ended September 30, 2014, the increase of $0.1 million as a result of additional personnel. We incurred $0.2 million in stock-based compensation for both three month periods in connection with the vesting of stock options. Regulatory and legal costs remained the same for both three month periods at $0.4 million. Costs related to product development and trial enrollment were $0.3 million for the three months ended September 30, 2015, a decrease of $0.1 million, or 25%, from $0.4 million incurred in the three months ended September 30, 2014. The decrease is primarily due to the initiation of trial activities in 2014.

Travel, meals and entertainment costs for the three months ended September 30, 2015 were $0.1 million, a decrease of $0.1 million, or 50%, from $0.2 million incurred in the three months ended September 30, 2014. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences, which primarily accounted for the decrease from 2014, when more conferences were attended. Other research and development costs totaled $0.2 million for the three months ended September 30, 2015, an increase of $0.2 million from $0 incurred for the three months ended September 30, 2014. Other research and development costs include rent, insurance and other office-related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 were $3.0 million, an increase of $0.8 million, or 36%, from $2.2 million incurred in the three months ended September 30, 2014. This increase is primarily due to professional services.

Compensation-related expenses remained approximately the same for both three month periods at $1.1 million. We incurred $0.6 for the three months ended September 30, 2015 in stock-based compensation in connection with the vesting of stock options that were previously issued to board members, employees and consultants, a decrease of $0.1 million, or 14%, over the $0.7 million incurred for the three months ended September 30, 2014. There was an offsetting increase in cash compensation-related costs of $0.1 million, which was primarily a result of annual salary increases and additional personnel.

  Professional services for the three months ended September 30, 2015 totaled $1.2 million, an increase of $0.6 million, or 100%, over the $0.6 million incurred for the three months ended September 30, 2014. Of professional services, legal fees totaled $0.5 million for the three months ended September 30, 2015, an increase of $0.3 million, or 150%, from $0.2 million incurred for the three months ended September 30, 2014. The increase is mainly due to international legal work and legal fees related to patent activity. Other consulting fees and other professional fees totaled $0.7 million for the three months ended September 30, 2015, an increase of $0.3 million, or 75%, from $0.4 million incurred for the three months ended September 30, 2014. Other professional fees include audit and accounting fees, investor and public relation fees, human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended September 30, 2015 were $0.2 million, an increase of $0.1 million, or 100%, from $0.1 million incurred in the three months ended September 30, 2014. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which accounted for the primary increase from 2014, as travel decreased in 2015. Office and other administrative expenses totaled $0.6 million for the three months ended September 30, 2015, an increase of $0.1 million, or 20%, from $0.5 million incurred for the three months ended September 30, 2014. Office and other administrative expenses include rent, insurance, business taxes, dues and subscriptions and other office-related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2015 was $13.3 million, compared to a net loss of $7.4 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2015 were $26.0 million, an increase of $13.2 million, or 103%, from $12.8 million for the nine months ended September 30, 2014. This increase is primarily due to increased development work related to Tonmya/TNX-102 SL and TNX-201, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. During the nine months ended September 30, 2015, we incurred $11.7 million, $3.5 million, $2.5 million and $2.2 million in clinical, non-clinical, manufacturing and medical research, respectively, as compared to $4.2 million, $1.0 million, $2.4 million and $1.1 million for the same period last year, respectively. During the nine months ended September 30, 2014, we acquired $0.9 million of intellectual property rights as compared to $-0- in the current period.

Included in the nine months ended September 30, 2015 was cash-related compensation of $1.7 million as compared to $0.8 million for the nine months ended September 30, 2014, the increase of $0.9 million as a result of additional personnel. We incurred $1.0 million in stock-based compensation in connection with the vesting of stock options in the nine months ended September 30, 2015 that were previously issued to employees and consultants as compared to $0.4 million in stock-based compensation for the same period last year. Regulatory and legal costs for the nine months ended September 30, 2015 were $1.2 million, an increase of $0.1 million, or 9%, from $1.1 million incurred in the nine months ended September 30, 2014. The increase in regulatory and legal costs is primarily due to the increase in active trials. Costs related to product development and trial enrollment were $0.6 million for the nine months ended September 30, 2015, an increase of $0.1 million, or 20%, from $0.5 million incurred in the nine months ended September 30, 2014. The increase is primarily due to additional trials launched in 2015.

Travel, meals and entertainment costs for the nine months ended September 30, 2015 were $1.0 million, an increase of $0.6 million, or 150%, from $0.4 million incurred in the nine months ended September 30, 2014. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences, which primarily accounted for the increase from 2014, when clinical development meetings were held and more conferences were attended. Other research and development costs totaled $0.6 million for the nine months ended September 30, 2015, an increase of $0.4 million, or 200%, from $0.2 million incurred for the nine months ended September 30, 2014. Other research and development costs include rent, insurance and other office-related expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2015 were $8.7 million, an increase of $2.9 million, or 50%, from $5.8 million incurred in the nine months ended September 30, 2014. This increase is primarily due to compensation-related expenses and professional services.

Compensation-related expenses increased to $3.7 million for the nine months ended September 30, 2015 from $2.7 million for the nine months ended September 30, 2014, an increase of $1.0 million, or 37%. We incurred $2.3 million in stock-based compensation in connection with the vesting of stock options in the nine months ended September 30, 2015 that were previously issued to board members, employees and consultants as compared to $1.7 million in stock-based compensation for the same period last year. The increase in cash compensation-related costs of $0.4 million was primarily a result of annual salary increases and additional personnel.

  Professional services for the nine months ended September 30, 2015 totaled $3.0 million, an increase of $1.4 million or 88%, over the $1.6 million incurred for the nine months ended September 30, 2014. Of professional services, legal fees totaled $1.3 million for the nine months ended September 30, 2015, an increase of $0.7 million, or 117%, from $0.6 million incurred for the nine months ended September 30, 2014. The increase is mainly due to international legal work and legal fees related to patent activity. Other consulting fees and other professional fees totaled $1.7 million for the nine months ended September 30, 2015, an increase of $0.6 million, or 55%, from $1.1 million incurred for the nine months ended September 30, 2014. Other professional fees include audit and accounting fees, investor and public relation fees, human resources and corporate consultants.

Travel, meals and entertainment costs for the nine months ended September 30, 2015 were $0.6 million, an increase of $0.3 million, or 100%, from $0.3 million incurred in the nine months ended September 30, 2014. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which accounted for the primary increase from 2014, as travel decreased in 2015. Office and other administrative expenses totaled $1.4 million for the nine months ended September 30, 2015, an increase of $0.2 million, or 17%, as compared to of $1.2 million for the same period last year. Office and other administrative expenses include rent, insurance, business taxes, dues and subscriptions and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2015 was $34.7 million, compared to a net loss of $18.6 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $52.1 million, comprised primarily of cash and cash equivalents of $33.0 million, marketable securities of $22.0 million and prepaid expenses and other of $2.1 million offset by $2.4 million of accounts payable and $2.7 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing clinical trials of Tonmya in FM and TNX-102 SL in PTSD. For the nine months ended September 30, 2015 and 2014, we used approximately $30.6 million and $14.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, non-clinical and clinical cost and activities, regulatory cost, and payroll. During the nine months ended September 30, 2015, we used approximately $22.2 million from investing activities, of which $22.1 million related to the purchase of marketable securities. For the nine months ended September 30, 2015, net proceeds from financing activities of approximately $47.7 million were from the sale of our common stock. In the comparable 2014 period, approximately $47.8 million of net proceeds was raised through the sale of shares of common stock and $5.4 million upon the exercise of warrants. Our cash and cash equivalents consist of bank deposit accounts and money market funds.

We did not have any material investing activities for the nine months ended September 30, 2014.

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

The February 2015 Financing closed on February 9, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of approximately $1.7 million (or $0.35 per share). The Company also paid offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $26.7 million. On February 24, 2015, the Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2.3 million, net of an aggregate discount of $0.1 million (or $0.35 per share).

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

The July 2015 Financing closed on July 17, 2015. The Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $1.0 million (or $0.45 per share). We also paid offering expenses of approximately $0.2 million. We received net proceeds of approximately $16.2 million. On July 17, 2015, the Underwriters fully exercised the over-allotment option and purchased 348,750 shares of common stock for net proceeds of approximately $2.5 million, net of an aggregate discount of $0.2 million (or $0.45 per share).

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

Transactions with Related Parties

Consulting Agreement

We previously entered into a consulting agreement with Lederman & Co., LLC, a company controlled by Dr. Seth Lederman, our Chief Executive Officer and Chairman of the Board. Total expenses paid under this agreement were $-0- during the three and nine months ended September 30, 2015 and $-0- and $37,723 during the three and nine months ended September 30, 2014, respectively. The agreement was terminated on February 11, 2014 and replaced with the employment agreement entered into on that date.

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

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (of which 415,700 employee/director options and 30,000 consultant options were outstanding at September 30, 2015) with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, we granted options to purchase 7,143 shares of our common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of September 30, 2015, the fair value related to consultant grants was $3.91.

On April 14, 2015, 7,600 options were granted to employees under the 2014 Plan (all of which were outstanding at September 30, 2015) with an exercise price of $6.34, a 10 year life and fair value of $4.56.

On July 27, 2015, 4,000 options were granted to an employee under the 2014 Plan (all of which were outstanding at September 30, 2015) with an exercise price of $8.25, a 10 year life and fair value of $5.71.

During the nine months ended September 30, 2015, 3,800, 39,800 and 39,800 unvested options with exercise prices of $5.95, $9.87 and $6.68, respectively, were cancelled.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for nine months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2015, after giving effect to shares purchased as described below, there were 268,001 shares available for future purchase under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the nine month offering period. As of September 30, 2015, approximately $0.1 million of employee payroll deductions which have been withheld since July 1, 2015, the commencement of the offering period ending December 31, 2015, are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the 2014 ESPP for the three and nine months ended September 30, 2015 was $54,328 and $97,472, respectively. In July 2015, 18,021 shares that were purchased as of June 30, 2015, were issued under the 2014 ESPP, and approximately $90,000 of employee payroll deductions accumulated at June 30, 2015, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In February 2015, 13,978 shares that were purchased as of December 31, 2014, were issued under the 2014 ESPP, and approximately $70,000 of employee payroll deductions accumulated at December 31, 2014, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

On February 25, 2015, we granted an aggregate of 42,000 RSUs to our non-employee directors for board services in 2015, in lieu of cash, which vest one year from the grant date with a fair value of $6.24. Stock-based compensation expense related to RSUs of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2015, respectively; and $-0- for the three and nine months ended September 30, 2014. As of September 30, 2015, the stock-based compensation relating to RSUs of $0.1 million remains unamortized and is expected to be amortized over the remaining period of approximately five months.

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

On April 28, 2014, we entered into a lease for approximately 3,578 square feet of office space in San Jose, California, whereby we agreed to lease premises, commencing August 1, 2014 and expiring on October 31, 2018. In connection therewith, we paid a security deposit of $44,546.

On June 17, 2015, we entered into a lease for approximately 2,450 square feet of office space in Dublin, Ireland, whereby we agreed to lease premises, commencing June 1, 2015 and expiring on May 31, 2018.

On July 27, 2015, we entered into a lease for approximately 132 square feet of office space in Montreal, Canada, whereby we agreed to lease premises, commencing August 1, 2015 and expiring on July 31, 2016. In connection therewith, we paid a security deposit of $800.

On August 20, 2015, we entered into a lease for approximately 2,762 square feet of office space in San Diego, California, whereby we agreed to lease premises, commencing September 1, 2015 and expiring on August 31, 2019. In connection therewith, we paid a security deposit of $11,272.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2015	$153
2016	670
2017	683
2018	607
2019	181
$2,294

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

Research and Development. We outsource our research and development efforts and expenses related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed as research and development costs, as it related to particular research and development projects and had no alternative future uses.

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

Income Taxes. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. We record an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized. We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consist of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. As of September 30, 2015, we had cash and cash equivalents and marketable securities of $55.0 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States.

Our portfolio of marketable securities includes certificates of deposit, corporate notes and U.S. Treasury and government agency bonds classified as available-for-sale securities, with no security having a maturity in excess of two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our investment portfolio.

Foreign Currency Risk

We do not hold more than a de minimus amount of foreign currency denominated financial instruments.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices three or nine months ended September 30, 2015 and 2014 had a significant impact on our results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Serious adverse events or undesirable side effects from Tonmya, TNX-102 SL or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical trials, including Tonmya and TNX-102 SL, may show that our product candidates cause serious adverse events or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

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

RISKS RELATED TO OUR STOCK

Sales of additional shares of our common stock could cause the price of our common stock to decline.

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

As of November 5, 2015, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 28.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we issued 2,000 shares of common stock to one investor upon the exercise of warrants for proceeds of $8,500. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 6, 2015	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ LELAND GERSHELL
Leland Gershell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

