Form 10-K/A
period 2015-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2016-04-28
CIK 1430306

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

EXPLANATORY NOTE

Tonix Pharmaceuticals Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016, solely to refile Exhibit 23.01, Consent of Independent Registered Public Accounting Firm, to this Amendment. Exhibit 23.01 that was filed with the Form 10-K was a draft and the final version was inadvertently omitted from the original filing of the Form 10-K.

As required by the applicable rules, currently-dated Section 302 certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other revisions or amendments have been made to any other portion of the Form 10-K. This Amendment does not reflect events that may have occurred after March 3, 2016, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

2

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as exhibits to this report:

Exhibit No.	Description

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of April, 2016.

TONIX PHARMACEUTICALS HOLDING CORP.

By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4