Form 10-Q
period 2016-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2016-05-06
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of May 5, 2016, there were 18,891,264 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,427	$19,175
Marketable securities-available for sale, at fair value	19,059	23,841
Prepaid expenses and other	3,168	3,343
Total current assets	30,654	46,359

Property and equipment, net	383	350

Restricted cash	133	132
Intangible asset	120	120
Security deposits	56	57

Total assets	$31,346	$47,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,067	$3,049
Accrued expenses	1,844	3,601
Total current liabilities	3,911	6,650

Deferred rent payable	97	106

Total liabilities	4,008	6,756

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 18,891,264 and 18,831,669 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively, and 17,595 shares to be issued as of December 31, 2015	19	19
Additional paid in capital	143,667	142,658
Accumulated deficit	(116,374)	(102,398)
Accumulated other comprehensive income (loss)	26	(17)

Total stockholders' equity	27,338	40,262

Total liabilities and stockholders' equity	$31,346	$47,018

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended March 31,
	2016	2015
COSTS AND EXPENSES:
Research and development	$10,671	$6,829
General and administrative	3,343	2,867
	14,014	9,696

Operating loss	(14,014)	(9,696)

Interest income, net	38	15

NET LOSS	$(13,976)	$(9,681)

Net loss per common share, basic and diluted	$(0.74)	$(0.71)

Weighted average common shares outstanding, basic and diluted	18,860,429	13,696,482

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars In Thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(13,976)	$(9,681)

Other comprehensive income:
Foreign currency translation gain	18	3
Unrealized gain on available for sale securities	25	-
Total other comprehensive income	43	3

Comprehensive loss	$(13,933)	$(9,678)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(Dollars In Thousands, Except Share Amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2015	-	$-	18,831,669	$19	$142,658	$(17)	$(102,398)	$40,262
Employee stock purchase plan	-	-	17,595	-	113	-	-	113
Issuance of common stock related to restricted stock units	-	-	42,000	-	-	-	-	-
Stock-based compensation					896	-	-	896
Foreign currency translation gain	-	-	-	-	-	18	-	18
Unrealized gain on available for sale securities	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	-	-	(13,976)	(13,976)
Balance, March 31, 2016	-	$-	18,891,264	$19	$143,667	$26	$(116,374)	$27,338

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,976)	$(9,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	22
Stock-based compensation	896	1,348
Changes in operating assets and liabilities:
Prepaid expenses	178	(953)
Accounts payable	(986)	502
Accrued expenses	(1,645)	(289)
Deferred rent payable	(9)	(2)
Net cash used in operating activities	(15,485)	(9,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(65)	-
Maturities of marketable securities	4,783	-
Net cash provided by investing activities	4,718	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds, net of expenses of $2,061 from sale of common stock	-	29,054
Net cash provided by financing activities	-	29,054

Effect of currency rate change on cash	19	(4)

Net (decrease) increase in cash	(10,748)	19,997
Cash, beginning of the period	19,175	38,184

Cash, end of period	$8,427	$58,181

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$113	$70

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system (“CNS”). All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09 related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

At March 31, 2016, the Company had working capital of approximately $26.7 million. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase significantly over the next several years. In the event such funds are not sufficient to complete the development and commercialization of its current product candidates, the Company intends to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future (see Note 8).

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

Cash equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2016, cash equivalents, which consisted of money market funds, amounted to $4.5 million.

Marketable securities

Marketable securities consist primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months and up to two years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive income (loss). As investments are available for current operations, they are classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the quarter ended March 31, 2016, the amortization of bond premiums totaled $24,000. As of March 31, 2016, amortized cost basis of the securities approximates their fair value. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. The schedule of maturities at March 31, 2016 is as follows (in thousands):

	Maturities as of March 31, 2016
	1 Year or Less	1 to 2 Years
U.S. Treasury bonds	$1,253	$1,503
U.S agency bonds	2,530	-
Corporate bonds	5,013	-
Certificates of deposit	7,780	980
Total	$16,576	$2,483

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the quarter ended March 31, 2016 and 2015 was $33,000 and $22,000, respectively. All property and equipment is located in the United States.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, or at least annually. As of March 31, 2016, the Company believes that the carrying value is fully recoverable.

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

Foreign currency translation

Operations of the Canadian subsidiary are conducted in local currency which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, were included in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) represents foreign currency translation adjustments and unrealized gains or losses from available for sale securities.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2016 and 2015 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended March 31, 2016 and 2015 related to losses incurred during such periods.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of March 31, 2016 and 2015, there were outstanding warrants to purchase an aggregate of 1,729,217 and 1,731,217 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 2,239,959 and 1,649,443 were outstanding at March 31, 2016 and 2015, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 56,250 and 42,000 were outstanding at March 31, 2016 and 2015, respectively (see Note 5). In computing diluted net loss per share for the three months ended March 31, 2016 and 2015, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

Level 1:	Observable inputs, such as quoted prices in active markets.

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange-traded instruments. This category includes U.S. government agency-backed debt securities and corporate-debt securities.

Level 3:	Unobservable inputs in which there is little or no market data.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

Description	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$4,535	$4,535	$—
Marketable securities – available for sale	19,059	11,516	7,543

Total assets	$23,594	$16,051	$7,543

NOTE 4 – SALE OF COMMON STOCK

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

NOTE 5 – STOCK-BASED COMPENSATION

2012 incentive stock option plan

In April 2012, the Company’s stockholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 200,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue incentive stock options as defined by the Internal Revenue Code of 1986, as amended (the “Code”) to employees of the Company and may also issue nonstatutory options to employees and others. The Company’s board of directors (“Board of Directors”) determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the 2012 Plan. On February 12, 2013, the 2012 Plan was amended and restated to increase the number of shares reserved under the plan to 550,000. At March 31, 2016, all reserved shares under the 2012 Plan were subject to granted awards outstanding.

2014 incentive stock plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Plans”).

Under the terms of the 2014 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,800,000 shares of its common stock for future issuance under the terms of the 2014 Plan. As of March 31, 2016, 11,791 shares were available for future grants under the 2014 Plan.

Restricted stock units

On February 9, 2016, the Company granted an aggregate of 56,250 RSU’s to its non-employee directors for board services in 2016, in lieu of cash, which vest one year from the grant date with a fair value of $3.81.

In February 2016, 42,000 RSUs that were granted to our non-employee directors for board services in 2015, in lieu of cash, with a one year vesting from the grant date and a fair value of $6.24 at the date of grant, vested and 42,000 shares of the Company’s common stock were issued during the three months ended March 31, 2016.

The following table summarizes the restricted stock activity for the three months ended March 31, 2016:

Restricted stock units as of January 1, 2016	42,000
Granted	56,250
Forfeited	-
Vested	(42,000)
Unvested restricted stock units as of March 31, 2016	56,250

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

Stock-based compensation expense related to RSU grants was $79,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the stock-based compensation relating to RSU’s of $0.2 million remains unamortized and is expected to be amortized over the remaining period of approximately ten months.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,656,643	$10.64		$1,125,299
Grants	603,000	$5.03		$-
Exercised	-
Forfeitures or expirations	(19,684)	$6.37		$-
Outstanding at March 31, 2016	2,239,959	$9.17	8.44	$-

Vested and expected to vest at March 31, 2016	2,239,959	$9.17	8.44	$-
Exercisable at March 31, 2016	980,714	$12.66	7.70	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Stock options granted pursuant to the Plans vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

On February 9, 2016, 403,000 options were granted to employees with an exercise price of $5.03, a 10 year life and fair value of $2.49 per share. Additionally, the Company granted options to purchase 200,000 shares of the Company’s common stock to employees with an exercise price of $5.03, exercisable for a period of ten years, vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

On March 31, 2016, 1,080, 5,408 and 13,196 options with exercise prices of $9.87, $6.68 and $5.95, respectively, were cancelled.

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (of which 415,700 employee/director options and 30,000 consultant options were outstanding at March 31, 2016) with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman, the Company’s Chief Executive Officer, as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of March 31, 2016, the fair value related to consultant grants was $1.53.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	0.85% to 1.86%	1.47% to 1.94%
Expected term of option	6.0 to 9.06 years	6.0 to 9.91 years
Expected stock price volatility	76.41% to 81.59%	90.35% to 92.13%
Expected dividend yield	$0.0	$0.0

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

Stock-based compensation expense relating to options granted of $0.8 million and $1.3 million was recognized for the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had approximately $4.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.85 years.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of March 31, 2016, there were 250,406 shares available for future issuance under the 2014 ESPP.

The compensation expense related to the 2014 ESPP for the quarters ended March 31, 2016 and 2015, was $59,000 and $22,000, respectively. As of March 31, 2016, approximately $68,000 of employee payroll deductions, which had been withheld since January 1, 2016, the commencement of the offering period ending June 30, 2016, are included in accrued expenses in the accompanying balance sheet. In January 2016, 17,595 shares that were purchased as of December 31, 2015, were issued under the 2014 ESPP, and the employee payroll deductions accumulated at December 31, 2015, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

NOTE 6 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	918,979	August 2018
12.00	456,009	December 2017 to February 2018
25.00	354,229	January 2017 to February 2019
	1,729,217

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (UNAUDITED)

NOTE 7 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations (“CRO’s”) with outstanding commitments aggregating approximately $21.6 million at March 31, 2016 for future work to be performed.

Operating leases

As of March 31, 2016, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2016	$504
2017	683
2018	607
2019	181
$1,975

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2016 and 2015, the Company charged operations $133,000 and $48,000, respectively, for contributions under the 401(k) Plan.

NOTE 8 – SUBSEQUENT EVENT

On April 28, 2016, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $15.0 million in an at-the-market offering. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the Sales Agreement. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

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

Tonmya® is the proposed trade name for TNX-102 SL for fibromyalgia (“FM”), and has been conditionally accepted by the U.S. Food and Drug Administration (“FDA”). TNX-102 SL for FM and post-traumatic stress disorder (“PTSD”) is an investigational new drug (“IND”) and has not been approved for any indication.

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the invention and development of next-generation medicines. Our clinical-stage product candidate, TNX-102 SL, is directed toward treating conditions affecting the central nervous system (“CNS”). In the second quarter of 2015, we initiated a Phase 3 clinical trial of our most advanced candidate, TNX-102 SL, for the treatment of fibromyalgia. We are also developing TNX-102 SL as a potential treatment for PTSD, and we commenced a Phase 2 trial for this indication in the first quarter of 2015. Our pipeline includes a pre-IND program for the treatment of alcohol use disorders (“AUD”), as well as two biodefense development programs for protection from smallpox virus and from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

Our therapeutic strategy in FM is supported by results from the randomized, double-blind, placebo-controlled Phase 2b BESTFIT trial of TNX-102 SL in FM. Although the BESTFIT trial demonstrated only a positive trend and did not achieve statistical significance for TNX-102 SL in the primary efficacy analysis of change in mean pain intensity at week 12, it did demonstrate statistical significance (p<0.05) in a 30% responder analysis of the primary pain data, a declared secondary endpoint in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the Patient Global Impression of Change (p<0.05) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p<0.05). In addition, the study showed statistically significant improvement with TNX-102 SL on measures of sleep quality as well as on several FIQ-R items. TNX-102 SL was well tolerated in the BESTFIT trial, and the most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 44% of participants on TNX-102 SL vs. 2% on placebo, and bitter taste in 8% on TNX-102 SL compared to none on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported. Among subjects randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period. In August 2015, we completed a 12-month open-label extension study of TNX-102 SL, into which patients who completed the BESTFIT study were eligible to enroll. We believe that we have sufficient long-term exposure data from the open-label extension study to support a new drug application (“NDA”) filing for TNX-102 SL.

On the basis of our discussions with the FDA, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would provide sufficient evidence of efficacy and safety to support FDA approval of TNX-102 SL for the management of FM. Following the BESTFIT study, we received written guidance from the FDA which accepted our proposal to use a 30% pain responder analysis as the primary efficacy endpoint in our Phase 3 program to support the approval of TNX-102 SL for the management of FM. We initiated the randomized, double-blind, placebo-controlled, 12-week Phase 3 AFFIRM trial of TNX-102 SL in 500 patients with FM in the second quarter of 2015, from which we expect to report top line results from this trial in the third quarter of 2016. We plan to initiate a second Phase 3 trial of TNX-102 SL in FM in the second quarter of 2016. An End-of-Phase 2 Chemistry, Manufacturing and Controls (“CMC”) guidance meeting was held in February 2016 to discuss the quality data requirement for the TNX-102 SL NDA submission. We reached an agreement with the FDA on the CMC data required for both the FM and PTSD NDAs.

We are evaluating TNX-102 SL for the treatment of military-related PTSD in the randomized, double-blind, placebo-controlled Phase 2 AtEase study, from which we expect to report top line results in the second half of this month (May 2016). The primary objective of the AtEase trial is to evaluate the efficacy of TNX-102 SL 2.8 mg as compared to placebo sublingual tablet following 12 weeks of treatment using the Clinician-Administered PTSD Scale (CAPS-5). Based on our communications with the FDA to date, we believe that positive results from two adequate, well-controlled efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would support FDA approval of TNX-102 SL for the management of PTSD. If we achieve our primary outcome measure in the AtEase study, it could qualify as one of the two studies required to support the NDA. We expect that we can use the data generated by our clinical development of TNX-102 SL in FM to supplement the long-term safety exposure data required for the PTSD NDA.

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product (“CDP”), containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act as a potential treatment for AUD, and we have commenced development work on TNX-301 formulations. Pre-IND activity was initiated in the third quarter of 2015. A Pre-IND meeting was held in February 2016 to discuss the IND data requirement to support a first-in-man (“FIM”) study with TNX-301 and the overall clinical development program. We received clear guidance from the FDA on the necessary safety data required to support a FIM study with TNX-301. The design of a proof-of-concept study and the efficacy data requirement to support product registration for AUD were also discussed. We are making plans to generate safety data on TNX-301 to support a FIM study. In addition, we own rights to intellectual property on two biodefense development programs for protection from smallpox virus and from radiation injury. We have begun non-clinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the U.S. may not require efficacy studies, which we believe will reduce our development costs and risks compared to the development of other new chemical entities or new biologic candidates.

Current Operating Trends

Our current research and development efforts are focused on developing TNX-102 SL for FM and PTSD, but we also expend increasing effort on our other pipeline programs, including TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design, regulatory, compliance and quality assurance auditing activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

We expect that all of our research and development expenses in the near-term future will be incurred in support of our current and future nonclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2016 or 2015.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2016 were $10.7 million, an increase of $3.9 million, or 57%, from $6.8 million for the three months ended March 31, 2015. This increase is due to increased development work primarily related to TNX-102 SL, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. During the three months ended March 31, 2016, we incurred $6.2 million, $0.9 million and $1.3 million in clinical, non-clinical and manufacturing, respectively, as compared to $2.7 million, $1.3 million and $0.7 million for the same period last year, respectively.

Compensation-related expenses were $1.0 million for the three months ended March 31, 2016, from $1.2 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 17%. We incurred $0.2 million in stock-based compensation in the three months ended March 31, 2016 in connection with the vesting of stock options, which were previously issued to officers and consultants, as compared to $0.5 million in stock-based compensation for the same period in 2015. Cash compensation-related expenses were $0.8 million for the three months ended March 31, 2016, an increase of $0.1 million, or 14%, from $0.7 million for the three months ended March 31, 2015. The increase was primarily a result of annual salary increases and added personnel. Regulatory and legal costs were $0.5 million for both reporting periods.

Travel, meals and entertainment costs increased to $0.3 million for the three months ended March 31, 2016, from $0.2 million for the three months ended March 31, 2015, an increase of $0.1 million, or 50%. Travel, meals and entertainment costs included travel related to clinical development, including investigator meetings and medical-related conferences, which primarily accounted for the increase from 2015. Other research and development costs increased to $0.4 million or the three months ended March 31, 2016, from $0.3 million for the three months ended March 31, 2015 an increase of $0.1 million, or 33%. Other research and development costs included rent, insurance and other office-related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 were $3.3 million, an increase of $0.4 million, or 14%, from $2.9 million incurred in the three months ended March 31, 2015. This increase is primarily due to compensation-related expenses.

Compensation related expenses increased to $1.9 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015, an increase of $0.5 million, or 36%. We incurred $0.7 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the three months ended March 31, 2016 that were previously issued to board members, officers and consultants as compared to $0.9 million in stock-based compensation for the same period last year. The increase in cash compensation related costs of $0.5 million was primarily a result of annual salary increases and added personnel.

Professional services for the three months ended March 31, 2016 totaled $0.9 million, an increase of $0.1 million or 13%, over the $0.8 million incurred for the three months ended March 31, 2015. Of professional services, legal fees totaled $0.3 million for the three months ended March 31, 2016, a decrease of $0.1 million, or 25%, from $0.4 million incurred for the three months ended March 31, 2015. The decrease is mainly due to less international legal work. Audit and accounting fees incurred for the three months ended March 31, 2016 and 2015 were both $0.1 million. Investor and public relations fees totaled $0.3 million for the three months ended March 31, 2016, an increase of $0.1 million, or 50%, from $0.2 million incurred during the three months ended March 31, 2015. The increase is due to attending investor-related conferences. Other professional fees totaled $0.2 million for the three months ended March 31, 2016, an increase of $0.1 million, or 100%, from $0.1 million incurred for the three months ended March 31, 2015. Other professional fees included human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended March 31, 2016 were $0.1 million, a decrease of $0.2 million, or 67%, from $0.3 million incurred in the three months ended March 31, 2015, due to reduction in travel-related activities from 2015. Office and other administrative expenses totaled $0.5 million for the three months ended March 31, 2016, an increase of $0.1 million, or 25%, over the expense of $0.4 million for the same period last year. Office and other administrative expenses included rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended March 31, 2016 was $14.0 million, compared to a net loss of $9.7 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $26.7 million, comprised primarily of cash, cash equivalents and marketable securities of $27.5 million and prepaid expenses and other of $3.2 million, which was offset by $2.1 million of accounts payable and $1.8 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing clinical trials of TNX-102 SL in FM and PTSD. For the three months ended March 31, 2016 and 2015, we used approximately $15.5 million and $9.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, pre-clinical and clinical activities, regulatory cost, and payroll. For the three months ended March 31, 2015, approximately $29.1 million was raised through the sale of shares of common stock.

Cash provided by investing activities for the quarter ended March 31, 2016 was approximately $4.7 million, of which $4.8 million related to the maturity of marketable securities offset by $0.1 million related to the purchase of equipment and leasehold improvements. There were no investing activities for the quarter ended March 31, 2015.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will decrease in the near term, as we have taken certain measures to reduce costs in order to preserve cash to fund ongoing trials and programs. We believe our existing cash is sufficient to fund our operating expenses and ongoing clinical trials for at least the next 12 months.

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

On April 28, 2016, we entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $15.0 million in an at-the-market offering.   On the same day, we filed a prospectus supplement under our existing shelf registration relating to the Sales Agreement.  Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds.  The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016 (in thousands):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Research and Development Obligations	$18,986	$2,655	$-	$-	$21,641
Operating Lease Obligations	673	1,226	76	-	1,975
Total	$19,659	$3,881	$76	$-	$23,616

We are a party to research and development agreements in the normal course of business with CROs for clinical trials and clinical manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

Stock Compensation

In February 2012, we approved the 2012 Incentive Stock Options Plan, which was amended and restated in February 2013 (“2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 550,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options, as defined by the Internal Revenue Code, and nonstatutory options. The Board of Directors determines the exercise price, vesting and expiration period of the options granted under the 2012 Plan. However, the exercise price of an Incentive Stock Option must be at least 100% of fair value of the common stock at the date of the grant (or 110% for any shareholder that owns 10% or more of our common stock). The fair market value of the common stock determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. We reserved 550,000 shares of our common stock for future issuance under the terms of the 2012 Plan. At March 31, 2016, all reserved shares under the 2012 Plan were subject to granted awards outstanding.

We measure the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of our common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Plans”). Under the terms of the 2014 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,800,000 shares of its common stock for future issuance under the terms of the 2014 Plan. As of March 31, 2016, 11,791 shares were available for future grants under the 2014 Plan.

On February 9, 2016, 403,000 options were granted to employees with an exercise price of $5.03, a 10 year life and fair value of $2.49 per share. Additionally, we granted options to purchase 200,000 shares of our common stock to employees with an exercise price of $5.03, exercisable for a period of ten years, vesting 1/3 each upon our common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

On March 31, 2016, 1,080, 5,408 and 13,196 options with exercise prices of $9.87, $6.68 and $5.95, respectively, were cancelled.

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan with an exercise price of $5.95, a 10 year life and fair value of $4.69. Additionally, we granted options to purchase 7,143 shares of our common stock to Seth Lederman, our Chief Executive Officer, as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43. As of March 31, 2016, the fair value related to consultant grants was $1.53.

On March 31, 2015, 15,000 and 19,000 unvested options with exercise prices of $9.87 and $6.68, respectively, were cancelled.

Stock-based compensation expense relating to options granted of $0.8 million and $1.3 million was recognized for the three month periods ended March 31, 2016 and 2015, respectively.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of March 31, 2016, there were 250,406 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the quarters ended March 31, 2016 and 2015, was $59,000 and $22,000, respectively. As of March 31, 2016, approximately $68,000 of employee payroll deductions, which had been withheld since January 1, 2016, the commencement of the offering period ending June 30, 2016, are included in accrued expenses in the accompanying balance sheet. In January 2016, 17,595 shares that were purchased as of December 31, 2015, were issued under the 2014 ESPP, and the employee payroll deductions accumulated at December 31, 2015, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

On February 9, 2016, the Company granted an aggregate of 56,250 RSU’s to its non-employee directors for board services in 2016, in lieu of cash, which vest one year from the grant date with a fair value of $3.81.

In February 2016, 42,000 RSUs that were granted to our non-employee directors for board services in 2015, in lieu of cash, with a one year vesting from the grant date and a fair value of $6.24 at the date of grant, vested and 42,000 shares of our common stock were issued during the three months ended March 31, 2016.

Stock-based compensation expense related to RSU grants was approximately $79,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the stock-based compensation relating to RSU’s of $0.2 million remains unamortized and is expected to be amortized over the remaining period of approximately ten months.

Lease Commitments

As of March 31, 2016, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2016	$504
2017	683
2018	607
2019	181

$1,975

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

Research and Development. We outsource our research and development efforts and related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed as research and development costs, as it related to particular research and development projects and had no alternative future uses.

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

Income Taxes. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. We record an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized. We recognized a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

In March 2016, the FASB issued ASU No. 2016-09 related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consist of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. As of March 31, 2016, we had cash and cash equivalents and marketable securities of $27.5 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices three month ended March 31, 2016 and 2015 had a significant impact on our results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2016, our prior Chief Financial Officer resigned, and we promoted a new Chief Financial Officer from within. In addition, we expanded the responsibilities of certain personnel to handle financial functions. Other than disclosed herein, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 3, 2016. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2016, we issued an aggregate of 18,000 shares of common stock to three non-employee directors in settlement for restricted stock units that vested in February 2016.

On February 29, 2016, we issued 6,000 shares of common stock to a non-employee director in settlement for restricted stock units that vested in February 2016.

On March 4, 2016, we issued 6,000 shares of common stock to a non-employee director in settlement for restricted stock units that vested in February 2016.

On March 16, 2016, we issued 6,000 shares of common stock to a non-employee director in settlement for restricted stock units that vested in February 2016.

On March 28, 2016, we issued 6,000 shares of common stock to a non-employee director in settlement for restricted stock units that vested in February 2016.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 6, 2016	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

