Form 10-Q
period 2016-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2016-08-05
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 4, 2016, there were 25,860,431 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,938	$19,175
Marketable securities-available for sale, at fair value	16,308	23,841
Prepaid expenses and other	2,414	3,343
Total current assets	33,660	46,359

Property and equipment, net	349	350

Restricted cash	133	132
Intangible asset	120	120
Security deposits	56	57

Total assets	$34,318	$47,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,935	$3,049
Accrued expenses	2,261	3,601
Total current liabilities	4,196	6,650

Deferred rent payable	88	106

Total liabilities	4,284	6,756

Commitments (See Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 25,079,475 and 18,831,669 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, 30,956 and 17,595 shares to be issued as of June 30, 2016 and December 31, 2015, respectively	25	19
Additional paid in capital	156,171	142,658
Accumulated deficit	(126,180)	(102,398)
Accumulated other comprehensive income (loss)	18	(17)

Total stockholders' equity	30,034	40,262

Total liabilities and stockholders' equity	$34,318	$47,018

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
COSTS AND EXPENSES:
Research and development	$7,516	$8,871	$18,187	$15,700
General and administrative	2,320	2,913	5,663	5,780
	9,836	11,784	23,850	21,480

Operating Loss	(9,836)	(11,784)	(23,850)	(21,480)

Interest income, net	30	21	68	36

NET LOSS	$(9,806)	$(11,763)	$(23,782)	$(21,444)

Net loss per common share, basic and diluted	$(0.50)	$(0.73)	$(1.23)	$(1.44)

Weighted average common shares outstanding, basic and diluted	19,736,434	16,137,898	19,311,931	14,923,934

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(9,806)	$(11,763)	$(23,782)	$(21,444)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(13)	1	5	4
Unrealized gain on available for sale securities	5	-	30	-
Total other comprehensive (loss) income	(8)	1	35	4

Comprehensive loss	$(9,814)	$(11,762)	$(23,747)	$(21,440)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2015	-	$-	18,831,669	$19	$142,658	$(17)	$(102,398)	$40,262
Employee stock purchase plan	-	-	17,595	-	113	-	-	113
Issuance of common stock related to restricted stock units	-	-	42,000	-	-	-	-	-
Issuance of common stock in May and June 2016 ($2.40 per share), net of transaction expenses of $149	-	-	1,188,211	1	2,698	-	-	2,699
Issuance of common stock in June 2016 ($2.00 per share), net of transaction expenses of $916	-	-	5,000,000	5	9,079	-	-	9,084
Stock-based compensation					1,623	-	-	1,623
Foreign currency translation gain	-	-	-	-	-	5	-	5
Unrealized gain on available for sale securities	-	-	-	-	-	30	-	30
Net loss	-	-	-	-	-	-	(23,782)	(23,782)
Balance, June 30, 2016	-	$-	25,079,475	$25	$156,171	$18	$(126,180)	$30,034

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,782)	$(21,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	45
Stock-based compensation	1,623	2,522
Changes in operating assets and liabilities:
Prepaid expenses	930	(725)
Accounts payable	(1,117)	1,285
Accrued expenses	(1,217)	29
Deferred rent payable	(30)	(3)
Net cash used in operating activities	(23,480)	(18,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(66)	(33)
Maturities of marketable securities	7,518	-
Purchase of intangible asset	-	(120)
Net cash provided by investing activities	7,452	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds, net of expenses of $1,065 and $2,115 from sale of common stock	11,783	29,000
Net cash provided by financing activities	11,783	29,000

Effect of currency rate change on cash	8	(3)

Net (decrease) increase in cash and cash equivalents	(4,237)	10,553
Cash and cash equivalents, beginning of the period	19,175	38,184

Cash and cash equivalents, end of period	$14,938	$48,737

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$113	$70

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiaries, is a clinical-stage pharmaceutical company dedicated to the identification and development of novel pharmaceutical products for challenging disorders of the central nervous system (“CNS”). All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc., Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016.

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

Risks and uncertainties

The Company's primary efforts are devoted to conducting research and development for the treatment of disorders of the CNS. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues and there is no assurance that if its products are approved for sale that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

At June 30, 2016, the Company had working capital of approximately $29.5 million, after raising approximately $9.1 million, net of expenses through the sale of common stock in an underwritten public offering in June 2016 and approximately $2.7 million, net of expenses through the at-the-market (“ATM”) offering in May and June 2016 (see Note 4). In addition, in July 2016, the Company raised approximately $1.4 million, net of expenses, through the sale of common stock from the exercise of the underwriter’s overallotment option from the underwritten public offering (see Note 4). Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 12 months. The Company expects that cash used in operations for research and development will increase incrementally over the next several years. In addition to the funding already obtained or currently available to the Company, the Company intends to raise additional funds through equity or debt financing to complete the development and commercialization of its current product candidates. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

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

Cash equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2016, cash equivalents, which consisted of money market funds, amounted to $0.8 million.

Marketable securities

Marketable securities consist primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months and up to two years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive (loss) income. As investments are available for current operations, they are classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the three and six months ended June 30, 2016, the amortization of bond premiums totaled $22,000 and $46,000, respectively. There was no such activity in 2015. As of June 30, 2016, amortized cost basis of the securities approximate their fair value. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. Marketable securities with a principal aggregate value of $7.5 million matured during the six months ended June 30, 2016. Marketable securities owned at June 30, 2016, all of which have maturities of 1 year or less as of such date, is as follows (in thousands):

U.S. Treasury bonds	$2,758
U.S agency bonds	2,523
Corporate bonds	3,003
Certificates of deposit	8,024
Total	$16,308

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and six months ended June 30, 2016 was $34,000 and $67,000, respectively, and $23,000 and $45,000, respectively, for the three and six months ended June 30, 2015. All property and equipment is located in the United States.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, or at least annually. As of June 30, 2016, the Company believed that the carrying value is fully recoverable.

Research and development costs

The Company outsources certain of its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired has been expensed as research and development costs, as such property related to particular research and development projects and had no alternative future uses.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2016 and 2015 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended June 30, 2016 and 2015 related to losses incurred during such periods.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of outstanding shares of common stock.

As of June 30, 2016 and 2015, there were outstanding warrants to purchase an aggregate of 1,729,217 and 1,731,217 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 2,326,621 and 1,607,643 were outstanding at June 30, 2016 and 2015, respectively, and RSUs issued to non-employee directors to acquire shares of the Company’s common stock of which 112,500 and 42,000 were outstanding at June 30, 2016 and 2015, respectively (see Note 5). In computing diluted net loss per share for the three and six months ended June 30, 2016 and 2015, no effect has been given to such options, warrants and RSUs as their effect would be anti-dilutive.

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

Level 1:	Observable inputs, such as quoted prices in active markets.

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange-traded instruments. This category includes U.S. government agency-backed debt securities and corporate-debt securities.

Level 3:	Unobservable inputs in which there is little or no market data.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

Description	June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$798	$798	$—
Marketable securities – available for sale	16,308	10,782	5,526

Total assets	$17,106	$11,580	$5,526

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 4 – SALE OF COMMON STOCK

June 2016 public offering

On June 15, 2016, the Company entered into an underwriting agreement with Roth Capital Partners, LLC and National Securities Corporation as underwriters (collectively, the “2016 Underwriters”), relating to the issuance and sale of 5,000,000 shares of the Company’s common stock, in an underwritten public offering (the “June 2016 Financing”). The public offering price for each share of common stock was $2.00. The Company granted the 2016 Underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any.

The June 2016 Financing closed on June 21, 2016. The 2016 Underwriters purchased the shares at a seven percent discount to the public offering price, for an aggregate discount of $0.7 million (or $0.14 per share). The Company also paid offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $9.1 million. On July 12, 2016, the 2016 Underwriters fully exercised the over-allotment option and purchased 750,000 shares of common stock for net proceeds of approximately $1.4 million, net of an aggregate discount of $0.1 million (or $0.14 per share).

At-the-market offering

On April 28, 2016, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $15.0 million in ATM sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the Sales Agreement. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. The first common stock sold pursuant to the Sales Agreement was on May 24, 2016. During the quarter ended June 30, 2016, the Company sold 1,188,211 shares of common stock using the ATM resulting in net proceeds of $2.7 million, net of expenses, which included Cowen’s commission of $0.1 million.

February 2015 public offering

On February 4, 2015, the Company entered into an underwriting agreement with Roth Capital Partners, LLC and Oppenheimer & Co Inc. as representatives of several underwriters (collectively, the “2015 Underwriters”), relating to the issuance and sale of 4,900,000 shares of the Company’s common stock, in an underwritten public offering (the “February 2015 Financing”). The public offering price for each share of common stock was $5.85. The Company granted the 2015 Underwriters a 45-day option to purchase up to an additional 735,000 shares of common stock to cover over-allotments, if any.

The February 2015 Financing closed on February 9, 2015. The 2015 Underwriters purchased the shares at a six percent discount to the public offering price, for an aggregate discount of $1.7 million (or $0.35 per share). The Company also paid offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $26.7 million. On February 24, 2015, the 2015 Underwriters partially exercised the over-allotment option and purchased 418,700 shares of common stock for net proceeds of approximately $2.3 million, net of an aggregate discount of $0.1 million (or $0.35 per share).

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

2014 incentive stock plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Prior Plans”).

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

2016 incentive stock plan

On May 11, 2016, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan (the “2016 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2016 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2016 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3)SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2016 Plan provides for the issuance of up to 2,785,000 shares of common stock, which amount will be (a) reduced by awards granted under the 2014 Plan after December 31, 2015, and (b) increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after December 31, 2015, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.25 shares for every one share that was subject to an award other than an option or SAR. Of the aggregate number of 2016 Plan shares authorized, no more than 750,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2016 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2016 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 2,785,000 shares of its common stock for future issuance under the terms of the 2016 Plan. As of June 30, 2016, 1,967,332 shares were available for future grants under the 2016 Plan.

Restricted stock units

On February 9, 2016, the Company granted an aggregate of 56,250 RSU’s to its non-employee directors for board services in 2016, in lieu of cash, which vest one year from the grant date with a fair value of $3.81.

On May 27, 2016, the Company granted an aggregate of 56,250 RSU’s to its non-employee directors for board services through the first half of 2017, in lieu of cash, which vest one year from the grant date with a fair value of $2.29.

In February 2016, 42,000 RSUs that were granted to our non-employee directors for board services in 2015, in lieu of cash, with a one year vesting from the grant date and a fair value of $6.24 at the date of grant, vested and 42,000 shares of the Company’s common stock were issued in settlement of those RSUs during the first quarter of 2016.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

The following table summarizes the RSU activity for the six months ended June 30, 2016:

Unvested restricted stock units as of January 1, 2016	42,000
Granted	112,500
Forfeited	-
Vested	(42,000)
Unvested restricted stock units as of June 30, 2016	112,500

Stock-based compensation expense related to RSU grants was $64,000 and $66,000 for the three months ended June 30, 2016 and 2015, respectively, and $144,000 and $87,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the stock-based compensation relating to RSU’s of $0.2 million remains unamortized and is expected to be amortized over a weighted average period of nine months.

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,656,643	$10.64		$1,125,299
Grants	698,000	$4.67		$-
Exercised	-
Forfeitures or expirations	(28,022)	$6.17		$-
Outstanding at June 30, 2016	2,326,621	$8.90	8.38	$-

Vested and expected to vest at June 30, 2016	2,326,621	$8.90	8.38	$-
Exercisable at June 30, 2016	1,082,645	$12.27	7.53	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

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

On May 27, 2016, 35,000 options were granted to employees with an exercise price of $2.42, a 10 year life and fair value of $1.47 per option. Additionally, the Company granted options to purchase 60,000 shares of the Company’s common stock to an employee with an exercise price of $2.42, exercisable for a period of ten years, at an average fair value of $0.08 per option and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

On February 9, 2016, 403,000 options were granted to employees with an exercise price of $5.03, a 10 year life and fair value of $2.49 per option. Additionally, the Company granted options to purchase 200,000 shares of the Company’s common stock to employees with an exercise price of $5.03, exercisable for a period of ten years, at an average fair value of $0.17 per option and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

As of June 30, 2016, 1,600, 6,613, 14,309 and 5,500 options with exercise prices of $9.87, $6.68, $5.95 and $5.03, respectively, were cancelled.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan (of which 408,533 employee/director options and 30,000 consultant options were outstanding at June 30, 2016) with an exercise price of $5.95, a 10 year life and fair value of $4.69 per option. Additionally, the Company granted options to purchase 7,143 shares of the Company’s common stock to Seth Lederman, the Company’s Chief Executive Officer, as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43 per option. As of June 30, 2016, the fair value related to consultant grants was $1.12 per option.

As of June 30, 2015, 3,800, 39,800 and 39,800 unvested options with exercise prices of $5.95, $9.87 and $6.68, respectively, were cancelled.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	0.85% to 1.86%	1.47% to 2.35%
Expected term of option	6.0 to 9.06 years	6.0 to 9.91 years
Expected stock price volatility	73.46% to 81.59%	85.05% to 92.13%
Expected dividend yield	$0.0	$0.0

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

Share-based compensation expense relating to options granted of $0.7 million and $1.5 million was recognized for the three and six month periods ended June 30, 2016, respectively, and $1.1 million and $2.4 million was recognized for the three and six month periods ended June 30, 2015, respectively.

As of June 30, 2016, the Company had approximately $3.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.67 years.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2016, after giving effect to shares purchased, as described below, there were 219,450 shares available for future issuance under the 2014 ESPP.

The compensation expense related to the 2014 ESPP for the six months ended June 30, 2016 and 2015, was $59,000 and $22,000, respectively. As of June 30, 2016, approximately $0.1 million of employee payroll deductions, which had been withheld since January 1, 2016, the commencement of the offering period ended June 30, 2016, are included in accrued expenses in the accompanying balance sheet. In July 2016, 30,956 shares that were purchased as of June 30, 2016 were issued under the 2014 ESPP, and the employee payroll deductions accumulated at June 30, 2016, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital. In January 2016, 17,595 shares that were purchased as of December 31, 2015, were issued under the 2014 ESPP, and the employee payroll deductions accumulated at December 31, 2015, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 6 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.25	918,979	August 2018
12.00	456,009	December 2017 to February 2018
25.00	354,229	January 2017 to February 2019
	1,729,217

NOTE 7 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $17.5 million at June 30, 2016 for future work to be performed.

Operating leases

As of June 30, 2016, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2016	$336
2017	683
2018	607
2019	181
$1,807

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to 19 percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $68,000 and $201,000 for the three and six months ended June 30, 2016, respectively, and $56,000 and $104,000 for the three and six months ended June 30, 2015, respectively, for contributions under the 401(k) Plan.

NOTE 8 – SUBSEQUENT EVENT

On July 12, 2016, the 2016 Underwriters fully exercised the over-allotment option and purchased 750,000 shares of common stock for net proceeds of approximately $1.4 million, net of an aggregate discount of $0.1 million (or $0.14 per share) (see Note 4).

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

Tonmya® is the proposed trade mark for TNX-102 SL for fibromyalgia (“FM”), and has been conditionally accepted by the U.S. Food and Drug Administration (“FDA”). TNX-102 SL for FM and post-traumatic stress disorder (“PTSD”) is an investigational new drug (“IND”) and has not been approved for any indication.

Business Overview

We are a clinical-stage pharmaceutical company dedicated to the invention and development of next-generation medicines. Our clinical-stage product candidate, TNX-102 SL, is directed toward treating conditions affecting the central nervous system (“CNS”). In July 2016, we announced that we had completed the clinical phase of the first Phase 3 AFFIRM clinical trial of TNX-102 SL for the potential treatment of FM, our most advanced candidate, and also began enrolling patients in a second Phase 3 RE-AFFIRM clinical trial of TNX-102 SL in FM. We are also developing TNX-102 SL as a potential treatment for PTSD, and we reported topline results from the AtEase Phase 2 clinical trial in May 2016. Our pipeline includes a pre-IND program for the treatment of alcohol use disorders (“AUD”), as well as two biodefense development programs for protection from smallpox virus and from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

TNX-102 SL – Fibromyalgia Program

In September 2013, we commenced enrollment of our BESTFIT study, a randomized, double-blind, placebo-controlled Phase 2b clinical study of TNX-102 SL in FM. We reported topline results from the BESTFIT study in September 2014. In the BESTFIT study, 205 patients with FM were randomized at 17 U.S. centers to treatment with either TNX-102 SL 2.8 mg or placebo sublingual tablets at bedtime daily for 12 weeks. The primary outcome measure of the BESTFIT study was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale, using a daily telephonic diary. In the BESTFIT study, TNX-102 SL did not achieve statistical significance in the primary outcome measure (p=0.172). However, the study demonstrated that TNX-102 SL had a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033), in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. The 30% response rate in the final analysis was 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT study also showed statistically significant improvements with TNX-102 SL in the pre-specified analyses of the key secondary endpoints Patient Global Impression of Change (p=0.025) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p=0.014). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p=0.005). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

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

Based on the results from the BESTFIT study, we proposed to the FDA that we use the 30% responder analysis of the pain data, a key secondary efficacy endpoint in the BESTFIT study, as the primary efficacy endpoint in the Phase 3 studies to support the approval of TNX-102 SL for the management of FM. Following FDA acceptance of the proposed 30% responder analysis as the primary efficacy endpoint and agreement on the study design, we initiated the randomized, double-blind, placebo-controlled, 12-week Phase 3 AFFIRM study of TNX-102 SL in 519 patients with FM in the second quarter of 2015. We announced completion of enrollment of the AFFIRM study in May 2016 and we expect to report topline results from this study in September 2016. We initiated a second Phase 3 RE-AFFIRM trial of TNX-102 SL in FM in July 2016. We held an End-of-Phase 2 Chemistry, Manufacturing and Controls (“CMC”) meeting with the FDA in February 2016 to discuss the quality data requirement for a New Drug Application (“NDA”) submission for TNX-102 SL. In general, our proposed NDA CMC plan for TNX-102 SL was acceptable to the FDA.

TNX-102 SL – Post-traumatic Stress Disorder Program

In the first quarter of 2015, we commenced the AtEase study, a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of TNX-102 SL in patients with military-related PTSD. We reported topline results from the AtEase study in May 2016. In the AtEase study, patients were randomized in a 2:1:2 ratio to TNX-102 SL 2.8 mg, TNX-102 SL 5.6 mg, or placebo sublingual tablets at bedtime daily for 12 weeks. This study was conducted at 24 U.S. centers and enrolled 231 patients in the modified intent-to-treat population. The primary objective of the AtEase study was to evaluate the potential clinical benefit of using TNX-102 SL to treat military-related PTSD at a dose of 2.8 mg or 5.6 mg. The primary efficacy endpoint was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for the Diagnostic and Statistical Manual-5 (CAPS-5) between those treated with TNX-102 SL and those receiving placebo. The CAPS-5 scale is a standardized structured clinician interview and is considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD.

This dose-finding study was designed to evaluate whether a 2.8 mg dose would be efficacious, which would have provided an opportunity for this study to be used as one of the two pivotal efficacy studies required to support approval of TNX-102 SL for the treatment of PTSD. Although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint. The 5.6 mg dose had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by Mixed-effects Repeated Measures (MMRM) with Multiple Imputation (MI) analysis (p-value = 0.031), even though this arm of the study, by design, included only half the number of patients of the 2.8 mg and placebo arms. The AtEase study demonstrated a dose-effect on multiple efficacy and safety measurements.

TNX-102 SL was well tolerated and the patient retention rate was 73% on placebo, 79% on TNX-102 SL 2.8 mg and 84% on TNX-102 SL 5.6 mg. Four distinct serious adverse events (SAEs) were reported in the study; three were in the placebo group, and one (proctitis/peri-rectal abscess), in the TNX-102 SL arm, was determined to be unrelated to TNX-102 SL. The most common non-dose related adverse events were mild and transient location administration site conditions and of these oral hypoaesthesia, or numbness, was most frequent and occurred in 39% of patients treated with the 2.8 mg dose and 36% of the patients treated with the 5.6 mg dose, compared to 2% of the patients receiving placebo. Oral paresthesia, or tingling, occurred in 16% of patients treated with the 2.8 mg dose and 4% of patients treated with the 5.6 mg dose, compared to 3% of the patients receiving placebo. Glossodynia, or a burning or stinging sensation in the mouth, occurred in 3% of patients treated with the 2.8 mg dose and 6% of patients treated with the 5.6 mg dose, compared to 1% of patients receiving placebo. Systemic adverse events that were potentially dose-related and occurred in greater than or equal to 5% of patients treated with the 5.6 mg dose or placebo included: somnolence in 16% versus 6% of the patients receiving placebo; dry mouth in 16% versus 11% of the patients receiving placebo; headache in 12% versus 4% of the patients receiving placebo; insomnia in 6% versus 9% of the patients receiving placebo; sedation in 12% versus 1% of the patients receiving placebo; upper respiratory tract infection in 4% versus 5% of the patients receiving placebo; abnormal dreams in 2% versus 5% of the patients receiving placebo; and weight increase in 2% versus 5% of the patients receiving placebo. For the patients treated with the 2.8 mg dose, the incidence of the most common systemic adverse events reported above were less frequent then patients treated with the 5.6 mg dose with the exception of insomnia, which was 8%.

Patients who completed the AtEase study were eligible to enroll into a three-month open-label extension study with TNX-102 SL 2.8 mg. We conducted this open-label extension study to obtain additional safety information from patients in the AtEase Study. The clinical phase of this open-label extension study is complete.

We held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in early August 2016 to discuss the clinical program required to support the registration of TNX-102 SL 5.6 mg for the treatment of PTSD. Based on this meeting discussion and pending the official FDA meeting minutes, we expect that positive results from two adequate, well-controlled Phase 3 efficacy and safety studies and long-term (six- and 12-month) safety exposure studies would provide sufficient evidence of efficacy and safety to support the registration of TNX-102 SL 5.6 mg for the treatment of PTSD. The FM NDA CMC proposal described above would be applicable to the PTSD NDA. As described below, we expect that the first Phase 3 study will be in patients with military-related PTSD and the second Phase 3 study will study predominantly non-military-related PTSD patients.

Pending on FDA acceptance of the Phase 3 study design and analysis plan, and assuming we obtain additional financing to conduct and complete the studies, we plan to commence a randomized, double-blind Phase 3 clinical study of TNX-102 SL in approximately 450 patients with military-related PTSD in the first quarter of 2017 and to commence a randomized, double-blind Phase 3 clinical study of TNX-102 SL in approximately 450 patients with predominantly non-military-related PTSD later in 2017. We expect each of the studies to be conducted at approximately 35 U.S. centers. As in the case of the AtEase study, the primary efficacy endpoint of each of these Phase 3 studies will be the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with TNX-102 SL 5.6 mg and those receiving placebo.

Additional Product Candidates

We also have a pipeline of other product candidates, including TNX-301. TNX-301 is a fixed dose combination drug product, or CDP, containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act as a potential treatment for AUD, and we have commenced development work on TNX-301 formulations. We have initiated pre-IND consultation with the FDA to discuss the clinical development program of TNX-301 for AUD. A pre-IND meeting was held in February 2016. At that meeting, the FDA required us to complete certain non-clinical studies for the IND application to support the initiation of the first-in-man study with TNX-301. We are preparing plans to address these requirements.

In addition, we own rights to intellectual property on two biodefense technologies: one relating to the development of novel smallpox vaccines; and the other to the development of protective agents against radiation exposure. We have begun non-clinical research and development on these programs. The FDA Animal Efficacy Rule provides a mechanism for product licensure when human efficacy studies are not feasible or ethical. As a result, the licensure of these biodefense products in the U.S. may not require human efficacy studies, which we believe will reduce our development costs and risks compared to the development of other therapeutic products.

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

In July 2016, we announced that we had completed the clinical phase of the first Phase 3 AFFIRM clinical trial of TNX-102 SL in FM and also began enrolling in a second Phase 3 RE-AFFIRM trial of TNX-102 SL in FM. Pending on FDA acceptance, we are ready to initiate a Phase 3 clinical trial of TNX-102 SL in PTSD. Late-stage clinical programs can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process entails significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

We expect that all of our research and development expenses in the near-term future will be incurred in support of our current and future nonclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous animal studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants. As we obtain results from these early-stage trials, we may elect to discontinue or delay clinical advancement for certain products in order to focus our resources on more promising product candidates. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 were $7.5 million, a decrease of $1.4 million, or 16%, from $8.9 million for the three months ended June 30, 2015. This decrease is primarily due to the completion of the AtEase study and the winding down of development work related to TNX-201. During the three months ended June 30, 2016, we incurred $4.8 million, $0.3 million and $0.9 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $4.5 million, $1.3 million, and $0.9 million for the same period last year, respectively.

Compensation-related expenses were $1.0 million for the three months ended June 30, 2016, compared to $0.8 million for the three months ended June 30, 2015, an increase of $0.2 million, or 25%. We incurred $0.2 million in stock-based compensation in the three months ended June 30, 2016 in connection with the vesting of stock options, which were previously issued to officers and consultants, as compared to $0.3 million in stock-based compensation for the same period in 2015. Cash compensation-related expenses were $0.8 million for the three months ended June 30, 2016, an increase of $0.3 million, or 60%, from $0.5 million for the three months ended June 30, 2015. The increase was primarily a result of annual salary increases and added personnel. Regulatory and legal costs were $0.2 million for the three months ended June 30, 2016, a decrease of $0.2 million, or 50%, from $0.4 million for the three months ended June 30, 2015. The decrease in regulatory and legal costs is primarily due to the decrease in active trials.

Travel, meals and entertainment costs for the three months ended June 30, 2016 were $0.1 million, a decrease of $0.5 million, or 83%, from $0.6 million incurred in the three months ended June 30, 2015 due to a reduction in travel-related activities from 2015. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences. Other research and development costs totaled $0.2 million for the three months ended June 30, 2016, a decrease of $0.2 million, or 50%, from $0.4 million incurred for the three months ended June 30, 2015. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2016 were $2.3 million, a decrease of $0.6 million, or 26%, from $2.9 million incurred in the three months ended June 30, 2015. This decrease is primarily due to reduced compensation related expenses and professional services.

Compensation related expenses decreased to $1.1 million for the three months ended June 30, 2016, from $1.2 million for the three months ended June 30, 2015, a decrease of $0.1 million, or 8%. We incurred $0.5 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the three months ended June 30, 2016, which were previously issued to board members, officers and consultants, as compared to $0.8 million in stock-based compensation for the same period last year. Cash compensation-related expenses were $0.6 million for the three months ended June 30, 2016, an increase of $0.2 million, or 50%, from $0.4 million for the three months ended June 30, 2015. The increase in cash compensation related costs was primarily a result of annual salary increases and added personnel.

  Professional services for the three months ended June 30, 2016 totaled $0.7 million, a decrease of $0.3 million or 30%, from the $1.0 million incurred for the three months ended June 30, 2015. Of professional services, legal fees totaled $0.2 million for the three months ended June 30, 2016, a decrease of $0.2 million, or 50%, from $0.4 million incurred for the three months ended June 30, 2015. The decrease is mainly due to the reduction in international legal work and legal fees related to patent activity. Other consulting fees and other professional fees totaled $0.5 million for the three months ended June 30, 2016, a decrease of $0.1 million, or 17%, from $0.6 million incurred for the three months ended June 30, 2015. Other professional fees include audit and accounting fees, investor and public relation fees, human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended June 30, 2016 were $50,000, a decrease of $150,000, or 75%, from $0.2 million incurred in the three months ended June 30, 2015, due to a reduction in travel-related activities from 2015. Office and other administrative expenses were $0.5 million for both reporting periods. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2016 was $9.8 million, compared to a net loss of $11.8 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 were $18.2 million, an increase of $2.5 million, or 16%, from $15.7 million for the six months ended June 30, 2015. This increase is primarily due to increased development work during the first quarter of 2016 related to TNX-102 SL, including formulation development, manufacturing, human safety and efficacy as well as pharmacokinetic studies. During the six months ended June 30, 2016, we incurred $11.0 million, $1.2 million and $2.2 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $7.1 million, $2.6 million and $1.6 million for the same period last year, respectively.

Compensation-related expenses were $2.0 million for both reporting periods. We incurred $0.4 million in stock-based compensation in connection with the vesting of stock options in the six months ended June 30, 2016 that were previously issued to officers and consultants as compared to $0.8 million in stock-based compensation for the same period last year. Cash compensation-related expenses were $1.6 million for the six months ended June 30, 2016, an increase of $0.4 million, or 33%, from $1.2 million for the six months ended June 30, 2015. The increase was primarily a result of annual salary increases and added personnel. Regulatory and legal costs for the six months ended June 30, 2016 were $0.7 million, a decrease of $0.1 million, or 13%, from $0.8 million incurred in the six months ended June 30, 2015. The decrease in regulatory and legal costs is primarily due to the decrease in active trials.

Travel, meals and entertainment costs for the six months ended June 30, 2016 were $0.4 million, a decrease of $0.5 million, or 56%, from $0.9 million incurred in the six months ended June 30, 2015. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences, whereas such activities were reduced compared to 2015. Other research and development costs totaled $0.7 million for both reporting periods. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 were $5.7 million, a decrease of $0.1 million, or 2%, from $5.8 million incurred in the six months ended June 30, 2015. This decrease is primarily due to a reduction in travel and professional services.

Compensation related expenses increased to $3.0 million for the six months ended June 30, 2016 from $2.6 million for the six months ended June 30, 2015, an increase of $0.4 million, or 15%. We incurred $1.3 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the six months ended June 30, 2016 that were previously issued to board members, officers and consultants as compared to $1.7 million in stock-based compensation for the same period last year. Cash compensation-related expenses were $1.7 million for the six months ended June 30, 2016, an increase of $0.8 million, or 89%, from $0.9 million for the six months ended June 30, 2015. The increase in cash compensation related costs was primarily a result of annual salary increases and added personnel.

Professional services for the six months ended June 30, 2016 totaled $1.6 million, a decrease of $0.2 million or 11%, from the $1.8 million incurred for the six months ended June 30, 2015. Of professional services, legal fees totaled $0.5 million for the six months ended June 30, 2016, a decrease of $0.3 million, or 38%, from $0.8 million incurred for the six months ended June 30, 2015. The decrease is mainly due to a reduction in international legal work and legal fees related to patent activity. Other consulting fees and other professional fees totaled $1.1 million for the six months ended June 30, 2016, an increase of $0.1 million, or 10%, from $1.0 million incurred for the six months ended June 30, 2015. Other professional fees include audit and accounting fees, investor and public relation fees, human resources and corporate consultants.

Travel, meals and entertainment costs for the six months ended June 30, 2016 were $0.2 million, a decrease of $0.3 million, or 60%, from $0.5 million incurred in the six months ended June 30, 2015. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which were significantly reduced from 2015. Office and other administrative expenses totaled $0.9 million for both reporting periods. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2016 was $23.8 million, compared to a net loss of $21.4 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of $29.5 million, comprised primarily of cash, cash equivalents and marketable securities of $31.2 million and prepaid expenses and other of $2.4 million, which was offset by $1.9 million of accounts payable and $2.3 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing clinical trials of TNX-102 SL in FM and PTSD. For the six months ended June 30, 2016 and 2015, we used approximately $23.5 million and $18.3 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Increases in cash outlays principally resulted from manufacturing, non-clinical and clinical cost and activities, regulatory cost, and payroll. For the six months ended June 30, 2016, net proceeds from financing activities were from the sale of our common stock of approximately $11.8 million. In the comparable 2015 period, approximately $29.0 million was raised through the sale of shares of common stock.

Cash provided by investing activities for the six months ended June 30, 2016 was approximately $7.5 million, related to the maturity of marketable securities. Investing activities for the six months ended June 30, 2015 primarily consisted of the purchase of an intangible asset of $0.1 million.

June 2016 Financing

On June 15, 2016, we entered into an underwriting agreement with Roth Capital Partners, LLC and National Securities Corporation (collectively, the “Underwriters”), relating to the issuance and sale of 5,000,000 shares of our common stock, in an underwritten public offering (the “June 2016 Financing”). The public offering price for each share of common stock was $2.00. We granted the Underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any.

The June 2016 Financing closed on June 21, 2016. The Underwriters purchased the shares at a seven percent discount to the public offering price, for an aggregate discount of $0.7 million (or $0.14 per share). We also paid offering expenses of approximately $0.2 million. We received net proceeds of approximately $9.1 million. On July 12, 2016, the Underwriters fully exercised the over-allotment option and purchased 750,000 shares of common stock for net proceeds of approximately $1.4 million, net of an aggregate discount of $0.1 million (or $0.14 per share).

At-the-Market Offering

On April 28, 2016, we entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $15.0 million in an at-the-market (“ATM”) offering. On the same day, we filed a prospectus supplement under our existing shelf registration relating to the Sales Agreement. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. The first common stock issuance using the ATM was on May 24, 2016. During the quarter ended June 30, 2016, we sold 1,188,211 shares of common stock using the ATM, resulting in net proceeds of $2.7 million, net of expenses, which included Cowen’s commission of $0.1 million.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016 (in thousands):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Research and Development Obligations	$15,901	$1,611	$-	$-	$17,512
Operating Lease Obligations	675	1,112	20	-	1,807
Total	$16,576	$2,723	$20	$-	$19,319

We are a party to research and development agreements in the normal course of business with contract research organizations (“CROs”) for clinical trials and clinical manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable.

Stock Compensation

In February 2012, we approved the 2012 Incentive Stock Options Plan, which was amended and restated in February 2013 (“2012 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 550,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options, as defined by the Internal Revenue Code, and nonstatutory options. The Board of Directors determines the exercise price, vesting and expiration period of the options granted under the 2012 Plan. However, the exercise price of an Incentive Stock Option must be at least 100% of fair value of the common stock at the date of the grant (or 110% for any shareholder that owns 10% or more of our common stock). The fair market value of the common stock determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in a good faith. Additionally, the vesting period of the grants under the 2012 Plan should not be more than five years and expiration period not more than ten years. We reserved 550,000 shares of our common stock for future issuance under the terms of the 2012 Plan. At June 30, 2016, all reserved shares under the 2012 Plan were subject to granted awards outstanding.

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

On June 9, 2014, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2012 Plan, the “Prior Plans”). Under the terms of the 2014 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, or RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2014 Plan provides for the issuance of up to 1,800,000 shares of common stock, provided, however, that, of the aggregate number of 2014 Plan shares authorized, no more than 200,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2014 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2014 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,800,000 shares of our common stock for future issuance under the terms of the 2014 Plan.

On May 11, 2016, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan (the “2016 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2016 Plan, no further grants may be made under the Prior Plans. Under the terms of the 2016 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3)SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2016 Plan provides for the issuance of up to 2,785,000 shares of common stock, which amount will be (a) reduced by awards granted under the 2014 Plan after December 31, 2015, and (b) increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after December 31, 2015, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.25 shares for every one share that was subject to an award other than an option or SAR. Of the aggregate number of 2016 Plan shares authorized, no more than 750,000 of such shares may be issued pursuant to stock-settled awards other than options (that is, restricted stock, RSUs, SARs, performance awards, other stock-based awards and dividend equivalent awards, in each case to the extent settled in shares of common stock). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2016 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2016 Plan may not be more than five years and expiration period not more than ten years. We reserved 2,785,000 shares of our common stock for future issuance under the terms of the 2016 Plan. As of June 30, 2016, 1,967,332 shares were available for future grants under the 2016 Plan.

On May 27, 2016, 35,000 options were granted to employees with an exercise price of $2.42, a 10 year life and fair value of $1.47 per option. Additionally, we granted options to purchase 60,000 shares of our common stock to an employee with an exercise price of $2.42, exercisable for a period of ten years, at an average fair value of $0.08 per option and vesting 1/3 each upon our common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

On February 9, 2016, 403,000 options were granted to employees with an exercise price of $5.03, a 10 year life and fair value of $2.49 per option. Additionally, we granted options to purchase 200,000 shares of our common stock to employees with an exercise price of $5.03, exercisable for a period of ten years, at an average fair value of $0.17 per option and vesting 1/3 each upon our common stock having an average closing sale price equal to or exceeding each of $6.00, $7.00 and $8.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

As of June 30, 2016, 1,600, 6,613, 14,309 and 5,500 options with exercise prices of $9.87, $6.68, $5.95 and $5.03, respectively, were cancelled.

On February 25, 2015, 419,500 and 30,000 options were granted to employees/directors and consultants, respectively, under the 2014 Plan with an exercise price of $5.95, a 10 year life and fair value of $4.69 per option. Additionally, we granted options to purchase 7,143 shares of our common stock to Seth Lederman as a non-cash bonus, with an exercise price of $5.95, a 10 year life and fair value of $4.43 per option. As of June 30, 2016, the fair value related to consultant grants was $1.12 per option.

As of June 30, 2015, 3,800, 39,800 and 39,800 unvested options with exercise prices of $5.95, $9.87 and $6.68, respectively, were cancelled.

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2016, after giving effect to shares purchased as described below, there were 219,450 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the six months ended June 30, 2016 and 2015, was $59,000 and $22,000, respectively. As of June 30, 2016, approximately $0.1 million of employee payroll deductions, which had been withheld since January 1, 2016, the commencement of the offering period ended June 30, 2016, are included in accrued expenses in the accompanying balance sheet. In July 2016, 30,956 shares that were purchased as of June 30, 2016 were issued under the 2014 ESPP, and the employee payroll deductions accumulated at June 30, 2016, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital. In January 2016, 17,595 shares that were purchased as of December 31, 2015, were issued under the 2014 ESPP, and the employee payroll deductions accumulated at December 31, 2015, related to acquiring such shares, were transferred from accrued expenses to additional paid in capital.

On February 9, 2016, we granted an aggregate of 56,250 RSU’s to its non-employee directors for board services in 2016, in lieu of cash, which vest one year from the grant date with a fair value of $3.81.

On May 27, 2016, we granted an aggregate of 56,250 RSU’s to its non-employee directors for board services through the first half of 2017, in lieu of cash, which vest one year from the grant date with a fair value of $2.29.

On February 25, 2015, we granted an aggregate of 42,000 RSUs to our non-employee directors for board services in 2015, in lieu of cash, which vest one year from the grant date with a fair value of $6.24.

Stock-based compensation expense related to RSU grants was $64,000 and $66,000 for the three months ended June 30, 2016 and 2015, respectively and $144,000 and $87,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the stock-based compensation relating to RSU’s of $0.2 million remains unamortized and is expected to be amortized over the remaining period of approximately eleven months.

Lease Commitments

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2016	$336
2017	683
2018	607
2019	181

$1,807

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 5, 2016	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)