Form 10-Q
period 2017-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2017-08-11
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2017, there were 7,508,661 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,355	$18,941
Marketable securities-available for sale, at fair value	-	7,180
Prepaid expenses and other	1,130	1,019
Total current assets	35,485	27,140

Property and equipment, net	118	150

Restricted cash	89	89
Intangible asset	120	120
Security deposits	11	11

Total assets	$35,823	$27,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,179	$872
Accrued expenses	651	1,244
Total current liabilities	1,830	2,116

Deferred rent payable	24	33

Total liabilities	1,854	2,149

Commitments (See Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 and 15,000,000 shares authorized; 7,490,151 and 3,918,147 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, 17,760 and 2,496 shares to be issued as of June 30, 2017 and December 31, 2016, respectively	7	4
Additional paid in capital	185,055	166,604
Accumulated deficit	(151,084)	(141,240)
Accumulated other comprehensive loss	(9)	(7)

Total stockholders' equity	33,969	25,361

Total liabilities and stockholders' equity	$35,823	$27,510

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
COSTS AND EXPENSES:
Research and development	$2,806	$7,516	$5,800	$18,187
General and administrative	2,016	2,320	4,113	5,663
	4,822	9,836	9,913	23,850

Operating loss	(4,822)	(9,836)	(9,913)	(23,850)

Interest income, net	42	30	69	68

NET LOSS	$(4,780)	$(9,806)	$(9,844)	$(23,782)

Net loss per common share, basic and diluted	$(0.65)	$(4.97)	$(1.74)	$(12.31)

Weighted average common shares outstanding, basic and diluted	7,327,890	1,973,643	5,666,457	1,931,193

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(4,780)	$(9,806)	$(9,844)	$(23,782)

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(1)	(13)	(2)	5
Unrealized gain on available for sale securities	-	5	-	30
Total other comprehensive (loss) gain	(1)	(8)	(2)	35

Comprehensive loss	$(4,781)	$(9,814)	$(9,846)	$(23,747)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
					Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2016	-	$-	3,919,181	$4	$166,604	$(7)	$(141,240)	$25,361
Employee stock purchase plan	-	-	2,496	-	10	-	-	10
Issuance of common stock related to restricted stock units	-	-	9,750	-	-	-	-	-
Issuance of common stock in February 2017 ($5.09 per share), March 2017 ($4.50 per share) and April 2017 ($6.55 per share), net of transaction expenses of $280	-	-	1,486,474	1	9,060	-	-	9,061
Issuance of common stock in April 2017 ($4.45 per share), net of transaction expenses of $888	-	-	2,070,000	2	8,323	-	-	8,325
Issuance of common stock in exchange for exercise of warrants in April 2017 ($6.30 per share)	-	-	2,250	-	14	-	-	14
Stock-based compensation					1,044	-	-	1,044
Foreign currency translation gain	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(9,844)	(9,844)
Balance, June 30, 2017	-	$-	7,490,151	$7	$185,055	$(9)	$(151,084)	$33,969

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,844)	$(23,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	6	46
Depreciation of property and equipment	34	67
Stock-based compensation	1,044	1,623
Changes in operating assets and liabilities:
Prepaid expenses	(111)	930
Accounts payable	307	(1,117)
Accrued expenses and deferred rent	(590)	(1,247)
Net cash used in operating activities	(9,154)	(23,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(66)
Maturities of marketable securities	7,174	7,518
Net cash provided by investing activities	7,172	7,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	14	-
Proceeds, net of expenses of $1,168 and $1,065, from sale of common stock	17,386	11,783
Net cash provided by financing activities	17,400	11,783

Effect of currency rate change on cash	(4)	8

Net increase (decrease) in cash and cash equivalents	15,414	(4,237)
Cash and cash equivalents, beginning of the period	18,941	19,175

Cash and cash equivalents, end of period	$34,355	$14,938

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$10	$113

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2017.

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This update may have an effect on the Company’s future classification of certain transactions on its consolidated statement of cash flows and related disclosures.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

At June 30, 2017, the Company had working capital of approximately $33.7 million, after raising approximately $17.4 million of net proceeds from sales of common stock during the six months ended June 30, 2017.

At June 30, 2017, the Company had cash and cash equivalents of approximately $34.4 million, which constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least 12 months from the date of this report.

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

Cash equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2017 and December 31, 2016, cash equivalents, which consisted of money market funds, amounted to $17.3 million and $10.0 million, respectively.

Marketable securities

Marketable securities consist primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months and up to two years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive (loss) income. As investments are available for current operations, they are classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the three and six months ended June 30, 2017, the amortization of bond premiums totaled $0 and $6,000, respectively. For the three and six months ended June 30, 2016, the amortization of bond premiums totaled $22,000 and $46,000, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. Marketable securities with a principal balance aggregating $7.2 million matured during the six months ended June 30, 2017.

The balance of marketable securities at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	1 Year or Less
	June 30, 2017	December 31, 2016
U.S. treasury bonds	$-	$2,752
U.S. agency bonds	-	1,254
Certificates of deposit	-	3,174
Total	$-	$7,180

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and six months ended June 30, 2017 was $16,000 and $34,000, respectively, and $34,000 and $67,000, respectively, for the three and six months ended June 30, 2016. All property and equipment is located in the United States.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

Intangible assets with indefinite lives

The Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are reviewed for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of June 30, 2017, the Company believed that no impairment existed.

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

Foreign currency translation

Operations of the Canadian subsidiary are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.

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

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on available for sale securities	Total
Balance at December 31, 2016	(7)	-	(7)
Other Comprehensive Loss	(2)	-	(2)
Balance at June 30, 2017	(9)	-	(9)

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 4).

As of June 30, 2017 and 2016, there were outstanding warrants to purchase an aggregate of 731,194 and 172,922 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 433,458 and 232,663 were outstanding at June 30, 2017 and 2016, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 1,500 and 11,250 were outstanding at each of June 30, 2017 and 2016 (see Note 6). In computing diluted net loss per share for the three and six months ended June 30, 2017 and 2016, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)
Assets:
Cash equivalents	$17,266	$17,266

Total assets	$17,266	$17,266

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$10,006	$10,006	$—
Marketable securities – available for sale	7,180	5,926	1,254

Total assets	$17,186	$15,932	$1,254

NOTE 4 – STOCKHOLDERS' EQUITY

On March 13, 2017, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective March 17, 2017. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 41,010,720 outstanding shares of the Company’s common stock were exchanged for 4,101,072 shares of the Company's common stock. In connection with the reverse stock split, the Company issued an additional 1,034 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. On June 16, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares of common stock to 150 million.

NOTE 5 – SALE OF COMMON STOCK

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

The April 2017 Financing closed on April 4, 2017. The 2017 Underwriters purchased the shares at a seven percent discount to the public offering price, for an aggregate discount of $0.6 million (or $0.31 per share). The Company also incurred offering expenses of approximately $0.2 million. The Company received net proceeds of approximately $7.2 million. On April 13, 2017, the 2017 Underwriters fully exercised the over-allotment option and purchased 270,000 shares of common stock for net proceeds of approximately $1.1 million, net of an aggregate discount of $0.1 million (or $0.31 per share).

At-the-market offering

On April 28, 2016, the Company entered into a sales agreement (the “2016 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company could have, from time to time, issued and sold common stock with an aggregate value of up to $15.0 million in at-the-market (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the 2016 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2016 Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.  During the six months ended June 30, 2017, the Company sold an aggregate of 1,486,474 shares of common stock using the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, the Company sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

During the six months ended June 30, 2016, the Company sold 118,821 shares of common stock using the ATM, resulting in net proceeds of $2.7 million, net of expenses, which included Cowen’s commission of $0.1 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

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

NOTE 6 – STOCK-BASED COMPENSATION

2016 stock incentive plan

On May 11, 2016, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan (the “2016 Plan” and together with the 2012 Incentive Stock Option Plan and the 2014 Stock Incentive Plan, the “Prior Plans”).

Under the terms of the 2016 Plan, the Company could have issued (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2016 Plan provided for the issuance of up to 278,500 shares of common stock. With the adoption of the 2017 Plan (as defined below), no further grants may be made under the 2016 Plan.

2017 stock incentive plan

On June 16, 2017, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan (the “2017 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2017 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2017 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provides for the issuance of up to 1,280,000 shares of common stock, which amount will be (a) reduced by awards granted under the Prior Plans after March 31, 2017, and (b) increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2017 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of the Company’s common stock, (ii) earn more than 500,000 shares of the Company’s common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with the Company or any of its subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,280,000 shares of its common stock for future issuance under the terms of the 2017 Plan. As of June 30, 2017, 1,153,968 shares were available for future grants under the 2017 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2017 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	217,426	$91.33		$-
Grants	240,000	$4.67		$-
Exercised	-
Forfeitures or expirations	(23,968)	110.29
Outstanding at June 30, 2017	433,458	$42.30	8.75	$22,500

Vested and expected to vest at June 30, 2017	433,458	$42.30	8.75	$-
Exercisable at June 30, 2017	139,728	$103.95	6.98	$-

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

On June 20, 2017, the Company granted options to purchase an aggregate of 150,000 shares of the Company’s common stock to its non-employee directors for board services for the one year term of the director’s board appointment, in lieu of cash, exercisable for a period of ten years with a one year vesting from the grant date and a fair value of $2.73 at the date of grant.

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

On May 27, 2016, the Company granted options to purchase an aggregate of 3,500 shares of the Company’s common stock to employees with an exercise price of $24.20 and exercisable for a period of ten years. Additionally, the Company granted options to purchase 6,000 shares of the Company’s common stock to an employee with an exercise price of $24.20, exercisable for a period of ten years, and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

On February 9, 2016, the Company granted options to purchase an aggregate of 40,300 shares of the Company’s common stock to employees with an exercise price of $50.30 and exercisable for a period of ten years. Additionally, the Company granted options to purchase 20,000 shares of the Company’s common stock to employees with an exercise price of $50.30, exercisable for a period of ten years, and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	1.77% to 2.29%	0.85% to 1.86%
Expected term of option	5.00 to 7.91 years	6.00 to 9.06 years
Expected stock price volatility	76.61% to 77.36%	73.46% to 81.59%
Expected dividend yield	$0.0	$0.0

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

 Stock-based compensation expense relating to options granted of $0.5 million and $1.0 million was recognized for the three and six month periods ended June 30, 2017, respectively, and $0.7 million and $1.5 million was recognized for the three and six month periods ended June 30, 2016, respectively.

As of June 30, 2017, the Company had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.23 years.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2017, after giving effect to shares purchased, as described below, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the six months ended June 30, 2017 and 2016 was $36,000 and $59,000, respectively. As of June 30, 2017, approximately $76,000 of employee payroll deductions, which had been withheld since January 1, 2017, the commencement of the offering period ending June 30, 2017, are included in accrued expenses in the accompanying balance sheet. In July 2017, 17,760 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital.

In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital.

Restricted stock units

In February 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $38.10 at the date of grant vested, and 5,625 shares of the Company’s common stock were issued during the six months ended June 30, 2017.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

In May 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $22.90 at the date of grant vested, and 4,125 shares of the Company’s common stock were issued during the six months ended June 30, 2017.

The following table summarizes the restricted stock activity for the six months ended June 30, 2017:

Restricted stock units as of January 1, 2017	11,250
Granted	-
Forfeited	-
Vested	(11,250)
Unvested restricted stock units as of June 30, 2017	-

Stock-based compensation expense related to RSU grants was $21,000 and $72,000 for the three and six months ended June 30, 2017, respectively, and $64,000 and $144,000 for the three and six months ended June 30, 2016, respectively.

NOTE 7 – STOCK WARRANTS

 The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$42.50	91,898	August 2018
$120.00	45,601	December 2017 to February 2018
$250.00	2,334	January 2019 to February 2019
	731,194

During the six months ended June 30, 2017, 2,250 warrants with an exercise price of $6.30 were exercised. During the six months ended June 30, 2017, 33,089 warrants with an exercise price of $250.00 expired.

NOTE 8 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $9.7 million at June 30, 2017 for future work to be performed.

Operating leases

As of June 30, 2017, future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2017	$258
2018	459
2019	181
$898

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to three percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $16,000 and $32,000 for the three and six months ended June 30, 2017, respectively, and $68,000 and $201,000 for the three and six months ended June 30, 2016, respectively, for contributions under the 401(k) Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

NOTE 9 – SUBSEQUENT EVENT

At-the-market offering

On August 1, 2017, the Company entered into a new sales agreement (the “2017 Sales Agreement”) with Cowen, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $9.0 million in ATM sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the 2017 Sales Agreement. Cowen is acting as sole sales agent for any sales made under the 2017 Sales Agreement for a 3% commission on gross proceeds. No shares of common stock have been sold under the 2017 Sales Agreement.

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

Tonmya® (cyclobenzaprine hydrochloride sublingual tablets) (“Tonmya”) is the proposed trade name for TNX-102 SL for post-traumatic stress disorder (“PTSD”), and has been conditionally accepted by the U.S. Food and Drug Administration (“FDA”). TNX-102 SL (cyclobenzaprine HCl sublingual tablets) (“TNX-102 SL”) is an investigational new drug (“IND”) and has not been approved for any indication.

Business Overview

We are a late clinical-stage pharmaceutical company dedicated to the development of innovative pharmaceutical products to address public health challenges. Our most advanced drug development program is focused on delivering an efficacious and safe long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD and other central nervous system disorders.

In July 2017, the FDA conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. The FDA's final approval of Tonmya® as a name for TNX-102 SL for the treatment of PTSD is subject to a new drug application (“NDA”) approval. A request for review of Tonmya as the proposed name for TNX-102 SL for the management of fibromyalgia has been withdrawn at the FDA. The U.S. Patent and Trademark Office has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya or TNX-102 SL, is a proprietary low-dose cyclobenzaprine sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. The FDA has designated Tonmya a Breakthrough Therapy for the treatment of PTSD.

Our therapeutic strategy in PTSD is supported by results from a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. We reported topline results from the AtEase study in May 2016. In the AtEase study, participants experienced their index trauma during military service in 2001 or later and had a baseline Clinician-Administered PTSD Scale for the Diagnostic and Statistical Manual-5, (‘CAPS-5’) score of 29 or higher and were randomized in a 2:1:2 ratio to Tonmya 2.8 mg, Tonmya 5.6 mg, or placebo sublingual tablets at bedtime daily for 12 weeks, respectively. This study was conducted at 24 U.S. centers and enrolled 231 participants in the modified intent-to-treat population. The primary objective of the AtEase study was to evaluate the efficacy and safety of Tonmya in the treatment of military-related PTSD. The primary efficacy endpoint was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with Tonmya and those receiving placebo. The CAPS-5 scale is a standardized structured clinician interview and is considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD.

AtEase was adequately designed to evaluate whether a 2.8 mg dose would be efficacious, which would have provided an opportunity for this study to be used as one of the two pivotal efficacy studies required to support approval of Tonmya for the treatment of PTSD. Although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint. The 5.6 mg dose had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by Mixed-effect Model Repeated Measures with Multiple Imputation analysis (p-value = 0.031), even though this arm of the study, by design, included only approximately half the number of participants of the 2.8 mg and placebo arms. Tonmya 5.6 mg demonstrated a dose-effect on multiple efficacy and safety measurements in the AtEase study.

In the AtEase study, Tonmya was well tolerated and the participant retention rate was 73% on placebo, 79% on Tonmya 2.8 mg and 84% on Tonmya 5.6 mg. Four distinct serious adverse events were reported in the study; three were in the placebo group, and one (proctitis/peri-rectal abscess,) in the Tonmya arm, which was determined to be unrelated to Tonmya. The most common non-dose related adverse events were mild and transient local administration site conditions and of these oral hypoaesthesia, or numbness, was the most frequent and occurred in 39% of participants treated with the 2.8 mg dose and 36% of the participants treated with the 5.6 mg dose, compared to 2% of the participants receiving placebo. Oral paresthesia, or tingling, occurred in 16% of participants treated with the 2.8 mg dose and 4% of participants treated with the 5.6 mg dose, compared to 3% of the participants receiving placebo. Glossodynia, or a burning or stinging sensation in the mouth, occurred in 3% of participants treated with the 2.8 mg dose and 6% of participants treated with the 5.6 mg dose, compared to 1% of participants receiving placebo.

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

Retrospective analysis of the AtEase study suggested that the subset of participants with CAPS-5 score of 33 or higher was equivalent to the population of PTSD subjects studied in prior FDA registration studies of paroxetine and sertraline using older versions of the Clinician-Administered PTSD Scale. To confirm this efficacy evidence, our ongoing Phase 3 program is enrolling participants with baseline CAPS-5 score of 33 or higher. The beneficial effects of Tonmya 5.6 mg were preserved in the subgroup with PTSD from combat traumas (85% of AtEase population). Also, sustained remission (i.e. satisfying remission criterion of a CAPS-5 score less than 11 at both week 8 and week 12) was observed in 21% of participants in the Tonmya 5.6 mg group as compared to 5.2% of participants in the placebo group (p = 0.02, logistic regression). The AtEase study supported the hypothesized mechanism of sleep quality improvement, since additional retrospective analyses showed that in the subset of participants with CAPS-5 score of 33 or higher, sleep improvement at week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at week 12 in the Tonmya 5.6 mg group (p = 0.01, linear regression).

On December 16, 2016, the FDA designated Tonmya a Breakthrough Therapy for the treatment of PTSD based on data derived from a population with military-related PTSD in the AtEase study.

We received FDA clearance of the first Phase 3 study design in January 2017. We commenced a randomized, double-blind placebo-controlled Phase 3 study of Tonmya in approximately 550 participants with military-related PTSD in the first quarter of 2017. This first Phase 3 study, the “HONOR study,” is an adaptive design study based on the results of the Phase 2 AtEase study. The study design is very similar to the Phase 2 AtEase study, except there will be one planned interim analysis and the involvement of an independent data monitoring committee, or IDMC, to review unblinded interim analysis results. The IDMC will make a recommendation to continue as planned, to continue but increase the number of recruited participants or to stop for success. In addition, there will be one active dose (5.6 mg administered as 2 x 2.8 mg tablets) and the entrance criterion is CAPS-5 ≥ 33 in this Phase 3 study. The interim analysis will be conducted when approximately 50% of the initially planned participants (approximately 275 participants) are randomized. The HONOR study involves approximately 35 U.S. centers. As in the case of the AtEase study, the primary efficacy endpoint of the HONOR study is the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with Tonmya 5.6 mg and those receiving placebo.

At the Initial Cross-disciplinary Breakthrough meeting on March 9, 2017, the FDA confirmed that a single-study NDA approval is possible if the topline data of the Phase 3 HONOR study is statistically persuasive.

On May 2, 2017, we were issued U.S. patent 9,636,408 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, which includes compositions of cyclobenzaprine HCl and methods of manufacturing the eutectic. The Protectic™ protective eutectic and Angstro-Technology™ formulation claimed in the patent are important elements of our proprietary TNX-102 SL composition. The patent is expected to provide TNX-102 SL with U.S. market exclusivity until 2034.

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

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the treatment for PTSD. We have discovered a novel salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Leveraging our development expertise in PTSD, TNX-601 is being developed as a first-line monotherapy for PTSD for daytime use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya. On April 19, 2016, we were issued U.S. patent 9,314,469 B2 “Method for treating neurocognitive dysfunction” which includes using tianeptine for cognitive dysfunction associated with corticosteroid use. We intend to develop TNX-601 under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act, or FDCA, as a potential daytime treatment for PTSD and cognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.

TNX-801 is a novel potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV, grown in cell culture. Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada in collaboration with us, synthesized the HPVX, which demonstrated protective vaccine activity in mice, using a model of lethal vaccinia infection. We are developing TNX-801 as a potential smallpox-preventing vaccine for widespread immunization and for the U.S. strategic national stockpile. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique virulence properties that we believe may suggest lower toxicity and potential safety advantages over existing vaccinia-based vaccines, which have been associated with adverse side effects such as myopericarditis. We intend to develop TNX-801 under 21 CFR 601 Subpart H, pursuant to which the FDA may grant marketing approval for a biological product for which safety has been established in humans and for which the requirements for efficacy are met based on adequate and well-controlled animal studies, where human studies are not ethical or feasible. This approval pathway has been described as the “Animal Rule”. In the 1970s, vaccination against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent based exclusivity is provided under the Patient Protection and Affordable Care Act. It is unknown if a replacement bill will contain the 12-year exclusivity provision. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon FDA approval. We are currently working to develop a vaccine that meets current Good Manufacturing Practice quality to support an IND study.

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

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for PTSD, but we also expend increasing effort on our other pipeline programs, including TNX-601, TNX-801 and TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 were $2.8 million, a decrease of $4.7 million, or 63%, from $7.5 million for the three months ended June 30, 2016. This decrease is predominately due to the discontinuation of development work related to the fibromyalgia program. During the three months ended June 30, 2017, we incurred $1.7 million, $0.1 million and $0.4 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $4.8 million, $0.3 million, and $0.9 million for the same period last year, respectively.

Compensation-related expenses were $0.5 million for the three months ended June 30, 2017, compared to $1.0 million for the three months ended June 30, 2016, a decrease of $0.5 million, or 50%. Cash compensation-related expenses were $0.4 million for the three months ended June 30, 2017, a decrease of $0.4 million, or 50%, from $0.8 million for the three months ended June 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $0.1 million in stock-based compensation in the three months ended June 30, 2017 in connection with the vesting of stock options, which were previously issued to officers and consultants, as compared to $0.2 million in stock-based compensation for the same period in 2016. Regulatory and legal costs for the three months ended June 30, 2017 were $0.1 million, a decrease of $0.1 million, or 50%, from $0.2 million incurred in the three months ended June 30, 2016. The decrease in regulatory and legal costs was primarily due to the decrease in active trials.

Travel, meals and entertainment costs for the three months ended June 30, 2017 and 2016 were each $0.1 million. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences. Other research and development costs totaled a credit of $0.1 million for the three months ended June 30, 2017, a decrease of $0.3 million, or 150%, from $0.2 million incurred for the three months ended June 30, 2016. Included in 2017, is an insurance refund of $0.2 million. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2017 were $2.0 million, a decrease of $0.3 million, or 13%, from $2.3 million incurred in the three months ended June 30, 2016. This decrease is primarily due to reduced compensation-related expenses.

Compensation-related expenses decreased to $0.8 million for the three months ended June 30, 2017, from $1.1 million for the three months ended June 30, 2016, a decrease of $0.3 million, or 27%. Cash compensation-related expenses were $0.5 million for the three months ended June 30, 2017, a decrease of $0.1 million, or 17%, from $0.6 million for the three months ended June 30, 2016. We incurred $0.3 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the three months ended June 30, 2017, which were previously issued to board members, officers and consultants, as compared to $0.5 million in stock-based compensation for the same period last year. The decrease in cash compensation related costs was primarily a result of a reduction in personnel.

Professional services for the three months ended June 30, 2017 totaled $0.7 million for both reporting periods. Of professional services, legal fees totaled $0.3 million for the three months ended June 30, 2017, an increase of $0.1 million, or 50%, from $0.2 million incurred for the three months ended June 30, 2016. The increase is mainly due to an increase in legal fees related to patent activity. Audit and accounting fees incurred for the three months ended June 30, 2017 and 2016 were both $0.1 million. Investor and public relations fees incurred for the three months ended June 30, 2017 and 2016 were both $0.2 million. Other professional fees for the three months ended June 30, 2017 totaled $0.1 million, a decrease of $0.1 million, or 50%, from $0.2 million incurred for the three months ended June 30, 2016. Other professional fees include human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended June 30, 2017 were $0.1 million for both reporting periods. Office and other administrative expenses were $0.4 million for both reporting periods. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2017 was $4.8 million, compared to a net loss of $9.8 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 were $5.8 million, a decrease of $12.4 million, or 68%, from $18.2 million for the six months ended June 30, 2016. This decrease is predominately due to the discontinuation of development work related to the episodic tension-type headache and fibromyalgia programs. During the six months ended June 30, 2017, we incurred $3.1 million, $0.1 million and $0.7 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $11.0 million, $1.2 million and $2.2 million for the same period last year, respectively.

Compensation-related expenses were $1.1 million for the six months ended June 30, 2017, compared to $2.0 million for the six months ended June 30, 2016, a decrease of $0.9 million, or 45%. Cash compensation-related expenses were $0.9 million for the six months ended June 30, 2017, a decrease of $0.7 million, or 44%, from $1.6 million for the six months ended June 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $0.2 million in stock-based compensation in connection with the vesting of stock options in the six months ended June 30, 2017 that were previously issued to officers and consultants as compared to $0.4 million in stock-based compensation for the same period last year. Regulatory and legal costs for the six months ended June 30, 2017 were $0.4 million, a decrease of $0.3 million, or 43%, from $0.7 million incurred in the six months ended June 30, 2016. The decrease in regulatory and legal costs was primarily due to the decrease in active trials.

Travel, meals and entertainment costs for the six months ended June 30, 2017 and 2016 were both $0.4 million. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences. Other research and development costs totaled $0 for the six months ended June 30, 2017 after offsetting an insurance refund received of $0.2 million, compared to $0.7 million for the six months ended June 30, 2016. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 were $4.1 million, a decrease of $1.6 million, or 28%, from $5.7 million incurred in the six months ended June 30, 2016. This decrease is primarily due to reduced compensation-related expenses.

Compensation-related expenses decreased to $1.8 million for the six months ended June 30, 2017 from $3.0 million for the six months ended June 30, 2016, a decrease of $1.2 million, or 40%. Cash compensation-related expenses were $1.0 million for the six months ended June 30, 2017, a decrease of $0.7 million, or 41%, from $1.7 million for the six months ended June 30, 2016. We incurred $0.8 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the six months ended June 30, 2017 that were previously issued to board members, officers and consultants as compared to $1.3 million in stock-based compensation for the same period last year. The decrease in cash compensation-related costs was primarily a result of a reduction in personnel.

Professional services for the six months ended June 30, 2017 totaled $1.5 million, a decrease of $0.1 million, or 6%, from the $1.6 million incurred for the six months ended June 30, 2016. Of professional services, legal fees totaled $0.5 million for both reporting periods. Audit and accounting fees incurred for the six months ended June 30, 2017 and 2016 were both $0.2 million. Investor and public relations fees totaled $0.4 million for the six months ended June 30, 2017, a decrease of $0.1 million, or 20%, from $0.5 million incurred for the six months ended June 30, 2016. Other professional fees incurred for the six months ended June 30, 2017 and 2016 were both $0.4 million. Other professional fees include human resources and corporate consultants.

Travel, meals and entertainment costs for the six months ended June 30, 2017 were $0.1 million, a decrease of $0.1 million, or 50%, from $0.2 million incurred in the six months ended June 30, 2016. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which were reduced from 2016. Office and other administrative expenses totaled $0.7 million, a decrease of $0.2 million, or 22%, from $0.9 million incurred in the six months ended June 30, 2016. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2017 was $9.8 million, compared to a net loss of $23.8 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $33.7 million, comprised primarily of cash and cash equivalents of $34.4 million and prepaid expenses and other of $1.1 million, which was offset by $1.2 million of accounts payable and $0.6 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing HONOR study. For the six months ended June 30, 2017 and 2016, we used approximately $9.2 million and $23.5 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. Decreases in cash outlays principally resulted from reduced spending on manufacturing, non-clinical and clinical cost and activities, regulatory cost, and payroll. For the six months ended June 30, 2017, net proceeds from financing activities were from the sale of our common stock of approximately $17.4 million. In the comparable 2016 period, approximately $11.8 million was raised through the sale of shares of common stock.

Cash provided by investing activities for the six months ended June 30, 2017 was approximately $7.2 million, related to the maturity of marketable securities. Investing activities for the six months ended June 30, 2016 related to the maturity of marketable securities of $7.5 million offset by the purchase of equipment and leasehold improvements of $0.1 million.

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

The April 2017 Financing closed on April 4, 2017. The 2017 Underwriters purchased the shares at a seven percent discount to the public offering price, for an aggregate discount of $0.6 million (or $0.31 per share). We incurred offering expenses of approximately $0.2 million. We received net proceeds of approximately $7.2 million. On April 13, 2017, the 2017 Underwriters fully exercised the over-allotment option and purchased 270,000 shares of common stock for net proceeds of approximately $1.1 million, net of an aggregate discount of $0.1 million (or $0.31 per share).

At-the-Market Offering

On April 28, 2016, we entered into a sales agreement (the “2016 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we could have, from time to time, issued and sold common stock with an aggregate value of up to $15.0 million in at-the-market (“ATM”) sales. On the same day, we filed a prospectus supplement under our existing shelf registration relating to the 2016 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2016 Sales Agreement for a 3% commission on gross proceeds. Our common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.  During the six months ended June 30, 2017, we sold an aggregate of 1,486,474 shares of common stock using the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, we sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

On August 1, 2017, we entered into a new sales agreement (the “2017 Sales Agreement”) with Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $9.0 million in ATM sales. On the same day, we filed a prospectus supplement under our existing shelf registration relating to the 2017 Sales Agreement. Cowen is acting as sole sales agent for any sales made under the 2017 Sales Agreement for a 3% commission on gross proceeds. No shares of common stock have been sold under the 2017 Sales Agreement.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will decrease in the near term, as we have taken certain measures to reduce costs in order to preserve cash to fund our activities through at least the end of the ongoing Phase 3 HONOR study in military-related PTSD. Our existing cash and marketable securities are sufficient to fund our operating expenses and planned clinical trial through at least 12 months from the date of this filing.

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

Stock Compensation

Stock Options

We have issued awards under our 2012 Incentive Stock Option Plan, 2014 Stock Incentive Plan and 2016 Stock Incentive Plan (collectively, the “Prior Plans”). No future awards are issuable under these Prior Plans.

On June 16, 2017, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan (the “2017 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2017 Plan by the stockholders, no further grants may be made under the Prior Plans. Under the terms of the 2017 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provides for the issuance of up to 1,280,000 shares of common stock, which amount will be (a) reduced by awards granted under the Prior Plans after March 31, 2017, and (b) increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2017 Plan).

In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of our common stock, (ii) earn more than 500,000 shares of our common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with us or any of our subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,280,000 shares of our common stock for future issuance under the terms of the 2017 Plan. As of June 30, 2017, 1,153,968 shares were available for future grants under the 2017 Plan.

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

On June 20, 2017, 150,000 options were granted to our non-employee directors for board services for the one year term of the director’s board appointment, in lieu of cash, exercisable for ten years with a one year vesting from the grant date and a fair value of $2.73 at the date of grant.

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

Stock-based compensation expense relating to options granted of $0.5 million and $1.0 million was recognized for the three and six month periods ended June 30, 2017, respectively, and $0.7 million and $1.5 million was recognized for the three and six month periods ended June 30, 2016, respectively.

As of June 30, 2017, we had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.23 years.

Employee Stock Purchase Plan

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of June 30, 2017, after giving effect to shares purchased, as described below, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the six months ended June 30, 2017 and 2016 was $36,000 and $59,000, respectively. As of June 30, 2017, approximately $76,000 of employee payroll deductions, which had been withheld since January 1, 2017, the commencement of the offering period ending June 30, 2017, are included in accrued expenses in the accompanying balance sheet. In July 2017, 17,760 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital.

Restricted Stock Units

In February 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $38.10 at the date of grant vested, and 5,625 shares of our common stock were issued during the six months ended June 30, 2017.

In May 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $22.90 at the date of grant, and 4,125 shares of our common stock were issued during the six months ended June 30, 2017.

Stock-based compensation expense related to RSU grants was $21,000 and $72,000 for the three and six months ended June 30, 2017, respectively, and $64,000 and $144,000 for the three and six months ended June 30, 2016, respectively.

Lease Commitments

As of June 30, 2017, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2017	$258
2018	459
2019	181
$898

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This update may have an effect on our future classification of certain transactions on our consolidated statement of cash flows and related disclosures.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2017, we issued 2,250 shares of common stock to one investor upon the exercise of warrants issued October 26, 2016 for proceeds of $14,175. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 11, 2017	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

