Form 10-Q
period 2017-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2017-11-06
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 3, 2017, there were 7,830,040 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,310	$18,941
Marketable securities-available for sale, at fair value	—	7,180
Prepaid expenses and other	896	1.019
Total current assets	30,206	27,140

Property and equipment, net	102	150

Restricted cash	89	89
Intangible asset	120	120
Security deposits	18	11

Total assets	$30,535	$27,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,362	$872
Accrued expenses	475	1,244
Total current liabilities	1,837	2,116

Deferred rent payable	18	33

Total liabilities	1,855	2,149

Commitments (See Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 15,000,000 shares authorized; 7,581,700 and 3,919,181 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, 2,496 shares to be issued as of December 31, 2016	8	4
Additional paid in capital	185,552	166,604
Accumulated deficit	(156,870)	(141,240)
Accumulated other comprehensive loss	(10)	(7)

Total stockholders’ equity	28,680	25,361

Total liabilities and stockholders’ equity	$30,535	$27,510

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
COSTS AND EXPENSES:
Research and development	$3,908	$5,466	$9,708	$23,653
General and administrative	1,927	2,143	6,040	7,806
	5,835	7,609	15,748	31,459

Operating loss	(5,835)	(7,609)	(15,748)	(31,459)

Interest income, net	49	31	118	99

NET LOSS	$(5,786)	$(7,578)	$(15,630)	$(31,360)

Net loss per common share, basic and diluted	$(0.77)	$(2.90)	$(2.49)	$(14.52)

Weighted average common shares outstanding, basic and diluted	7,508,036	2,613,109	6,287,062	2,160,157

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(5,786)	$(7,578)	$(15,630)	$(31,360)

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(1)	(7)	(3)	(2)
Unrealized gain on available for sale securities	—	—	—	30
Total other comprehensive (loss) gain	(1)	(7)	(3)	28

Comprehensive loss	$(5,787)	$(7,585)	$(15,633)	$(31,332)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance, December 31, 2016	—	$—	3,919,181	$4	$166,604	$(7)	$(141,240)	$25,361
Employee stock purchase plan	—	—	20,256	—	74	—	—	74
Issuance of common stock related to restricted stock units	—	—	10,500	—	—	—	—	—
Issuance of common stock in February 2017 ($5.09 per share), March 2017 ($4.50 per share) and April 2017 ($6.55 per share), net of transaction expenses of $280	—	—	1,486,474	2	9,060	—	—	9,062
Issuance of common stock in April 2017 ($4.45 per share), net of transaction expenses of $888	—	—	2,070,000	2	8,323	—	—	8,325
Issuance of commitment shares in September 2017 ($4.11 per share)			73,039	—	—	—	—
Issuance of common stock in exchange for exercise of warrants in April 2017 ($6.30 per share)	—	—	2,250	—	14	—	—	14
Stock-based compensation					1,477	—	—	1,477
Foreign currency translation gain	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(15,630)	(15,630)
Balance, September 30, 2017	—	$—	7,581,700	$8	$185,552	$(10)	$(156,870)	$28,680

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,630)	$(31,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	6	62
Depreciation of property and equipment	50	101
Stock-based compensation	1,477	2,367
Changes in operating assets and liabilities:
Prepaid expenses	123	867
Security deposit	(7)	—
Accounts payable	490	(2,114)
Accrued expenses and deferred rent	(710)	(1,795)
Net cash used in operating activities	(14,201)	(31,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(66)
Proceeds from restricted cash	—	44
Maturities of marketable securities	7,174	12,715
Net cash provided by investing activities	7,172	12,693

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	14	—
Proceeds, net of expenses of $1,168 and $1,294, from sale of common stock	17,387	15,641
Net cash provided by financing activities	17,401	15,641

Effect of currency rate change on cash	(3)	7

Net increase (decrease) in cash and cash equivalents	10,369	(3,531)
Cash and cash equivalents, beginning of the period	18,941	19,175

Cash and cash equivalents, end of period	$29,310	$15,644

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$74	$167

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a late clinical-stage pharmaceutical company dedicated to the development of innovative pharmaceutical and biological products to address public health challenges. All drug product candidates are still in development.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2017.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This update will have an effect on the Company’s future classification of certain transactions on its consolidated statement of cash flows and related disclosures.

Risks and uncertainties

The Company’s primary efforts are devoted to conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues, and there is no assurance that if its products are approved for sale, that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

At September 30, 2017, the Company had working capital of approximately $28.4 million, after raising approximately $17.4 million of net proceeds from sales of common stock during the nine months ended September 30, 2017.

At September 30, 2017, the Company had cash and cash equivalents of approximately $29.3 million, which constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least 12 months from the date of this report.

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

Cash equivalents

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2017 and December 31, 2016, cash equivalents, which consisted of money market funds, amounted to $17.3 million and $10.0 million, respectively.

Marketable securities

Marketable securities consist primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months and up to two years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive (loss) income. As investments are available for current operations, they are classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the three and nine months ended September 30, 2017, the amortization of bond premiums totaled $0 and $6,000, respectively. For the three and nine months ended September 30, 2016, the amortization of bond premiums totaled $16,000 and $62,000, respectively. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. Marketable securities with a principal balance aggregating $7.2 million matured during the nine months ended September 30, 2017.

The balance of marketable securities at September 30, 2017 and December 31, 2016 is as follows (in thousands):

	1 Year or Less
	September 30, 2017	December 31, 2016
U.S. treasury bonds	$—	$2,752
U.S. agency bonds	—	1,254
Certificates of deposit	—	3,174
Total	$—	$7,180

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $16,000 and $50,000, respectively, and $33,000 and $101,000, respectively, for the three and nine months ended September 30, 2016. All property and equipment is located in the United States.

Intangible assets with indefinite lives

The Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are reviewed for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of September 30, 2017, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

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

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on available for sale securities	Total
Balance at December 31, 2016	(7)	—	(7)
Other comprehensive loss	(3)	—	(3)
Balance at September 30, 2017	(10)	—	(10)

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 4).

As of September 30, 2017 and 2016, there were outstanding warrants to purchase an aggregate of 731,194 and 172,922 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 451,908 and 228,962 were outstanding at September 30, 2017 and 2016, respectively, and unvested restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 0 and 11,250 were outstanding at September 30, 2017 and 2016, respectively (see Note 6). In computing diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)
Assets:
Cash equivalents	$17,305	$17,305

Total assets	$17,305	$17,305

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$10,006	$10,006	$—
Marketable securities – available for sale	7,180	5,926	1,254

Total assets	$17,186	$15,932	$1,254

NOTE 4 – STOCKHOLDERS’ EQUITY

On March 13, 2017, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective March 17, 2017. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 41,010,720 outstanding shares of the Company’s common stock were exchanged for 4,101,072 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 1,034 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. On June 16, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares of common stock to 150 million.

NOTE 5 – SALE OF COMMON STOCK

Lincoln Park transaction

On September 28, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the Registration Rights Agreement, the Company issued 73,039 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement.

The Company does not have the right to make any sales to Lincoln Park under the Purchase Agreement unless certain conditions set forth in the Purchase Agreement, all of which are outside of Lincoln Park’s control, have been satisfied, including the registration statement being declared effective by the SEC. The registration statement was declared effective on October 12, 2017 and all conditions were satisfied on October 13, 2017.

Regular purchases

Under the Purchase Agreement, on any business day selected by the Company, it may direct Lincoln Park to purchase up to 30,000 shares of its common stock on any such business day (a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 40,000 shares, provided that the closing sale price is not below $5.00 on the purchase date, (ii) the Regular Purchase may be increased to up to 50,000 shares, provided that the closing sale price is not below $6.00 on the purchase date, (iii) the Regular Purchase may be increased to up to 60,000 shares, provided that the closing sale price is not below $7.50 on the purchase date, (iv) the Regular Purchase may be increased to up to 70,000 shares, provided that the closing sale price is not below $10.00 on the purchase date, and (v) the Company may direct Lincoln Park to purchase shares in a Regular Purchase only if at least one business day has passed since the most recent Regular Purchase, as applicable, was completed. In each case, the maximum amount of any single Regular Purchase may not exceed $1,000,000 per purchase.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Accelerated purchases

In addition to Regular Purchases described above, the Company may also direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice and the closing sale price of its common stock is not below $3.00 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), to purchase an additional amount of its common stock on the next business day (an “Accelerated Purchase”), not to exceed the lesser of:

●	30% of the aggregate shares of our common stock traded during normal trading hours on the purchase date; and

●	Three (3) times the number of purchase shares purchased pursuant to the corresponding Regular Purchase.

Initial purchase

In addition to the Regular Purchases described above, the Company had the option, on the first date that it was first able to begin selling shares to Lincoln Park under the Purchase Agreement, to direct Lincoln Park to purchase up to 300,000 shares (the “Initial Purchase”), provided, however, that Lincoln Park’s committed obligation under the Initial Purchase could not exceed $1,000,000.

Additional purchases

In addition to the Regular Purchases, Accelerated Purchases and the Initial Purchase described above, from time to time the Company may also direct Lincoln Park, on any business day that the closing price of the Company’s common stock is not below $3.00, to purchase additional amounts of its common stock (an “Additional Purchase”), provided, however, that (i) the Company may direct Lincoln Park to purchase shares in an Additional Purchase only if at least 15 business days have passed since the most recent Additional Purchase, as applicable, was completed, (ii) the Company may direct Lincoln Park to purchase shares in an Additional Purchase only if at least 30 business days have passed since the Initial Purchase, if exercised, was completed, (iii) Lincoln Park’s committed obligation under any single Additional Purchase shall not exceed $500,000, and (iv) Lincoln Park’s committed obligation under all Additional Purchases shall not exceed $2,000,000 in the aggregate.

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

At-the-market offering

On April 28, 2016, the Company entered into a sales agreement (the “2016 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company could have, from time to time, issued and sold common stock with an aggregate value of up to $15.0 million in at-the-market (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the 2016 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2016 Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied. During the nine months ended September 30, 2017, the Company sold an aggregate of 1,486,474 shares of common stock using the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, the Company sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

During the nine months ended September 30, 2016, the Company sold 468,050 shares of common stock using the ATM, resulting in net proceeds of $5.2 million, net of expenses, which included Cowen’s commission of $0.2 million.

On August 1, 2017, the Company entered into a new sales agreement (the “2017 Sales Agreement”) with Cowen, as sales agent, pursuant to which the Company could, from time to time, issue and sell common stock with an aggregate value of up to $9.0 million in ATM sales. No shares of common stock have been sold under the 2017 Sales Agreement. On September 15, 2017, the Company withdrew the shelf registration statement on Form S-3 filed on August 11, 2017. The Company will not make sales under the 2017 Sales Agreement until a new shelf registration statement on Form S-3 is filed and becomes effective.

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

Under the terms of the 2017 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provides for the issuance of up to 1,280,000 shares of common stock, which amount will be (a) reduced by awards granted under the Prior Plans after March 31, 2017, and (b) increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2017 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of the Company’s common stock, (ii) earn more than 500,000 shares of the Company’s common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with the Company or any of its subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,280,000 shares of its common stock for future issuance under the terms of the 2017 Plan. As of September 30, 2017, 1,135,518 shares were available for future grants under the 2017 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

General

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	217,426	$91.33		$—
Grants	260,000	$4.63		$—
Exercised	—
Forfeitures or expirations	(25,518)	104.55
Outstanding at September 30, 2017	451,908	$40.71	8.56	$63,200

Vested and expected to vest at September 30, 2017	451,908	$40.71	8.56	$—
Exercisable at September 30, 2017	146,873	$101.70	6.78	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company also issues performance-based options to executive officers, which options vest when the target parameters are met, subject to a one-year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

On September 12, 2017, the Company granted options to purchase an aggregate of 20,000 shares of the Company’s common stock to its new non-employee director for board services for the one-year term of the director’s board appointment, in lieu of cash, exercisable for a period of ten years with a one-year vesting from the grant date and a fair value of $2.78 at the date of grant.

On June 20, 2017, the Company granted options to purchase an aggregate of 150,000 shares of the Company’s common stock to its non-employee directors for board services for the one-year term of the director’s board appointment, in lieu of cash, exercisable for a period of ten years with a one-year vesting from the grant date and a fair value of $2.73 at the date of grant.

On March 1, 2017, the Company granted options to purchase an aggregate of 61,750 shares of the Company’s common stock to employees with an exercise price of $5.50, exercisable for a period of ten years and a grant date fair value of $3.36, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 28,250 shares of the Company’s common stock to employees with an exercise price of $5.50, exercisable for a period of ten years, and vesting 50% upon achieving enrollment of 250 participants in the ongoing HONOR study by December 31, 2017, and the remaining 50% vesting 1% for each participant that is enrolled in the HONOR study by December 31, 2017 in excess of 250, subject to a one-year minimum service period prior to vesting.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

On May 27, 2016, the Company granted options to purchase an aggregate of 3,500 shares of the Company’s common stock to employees with an exercise price of $24.20 and exercisable for a period of ten years. Additionally, the Company granted options to purchase 6,000 shares of the Company’s common stock to an employee with an exercise price of $24.20, exercisable for a period of ten years, and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one-year minimum service period prior to vesting.

On February 9, 2016, the Company granted options to purchase an aggregate of 40,300 shares of the Company’s common stock to employees with an exercise price of $50.30 and exercisable for a period of ten years. Additionally, the Company granted options to purchase 20,000 shares of the Company’s common stock to employees with an exercise price of $50.30, exercisable for a period of ten years, and vesting 1/3 each upon the Company’s common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one-year minimum service period prior to vesting.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	1.75% to 2.29%	0.85% to 1.86%
Expected term of option	5.00 to 7.91 years	6.00 to 9.06 years
Expected stock price volatility	76.61% to 77.59%	73.46% to 81.59%
Expected dividend yield	$0.0	$0.0

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

Stock-based compensation expense relating to options granted of $0.4 million and $1.4 million was recognized for the three and nine month periods ended September 30, 2017, respectively, and $0.7 million and $2.1 million was recognized for the three and nine month periods ended September 30, 2016, respectively.

As of September 30, 2017, the Company had approximately $1.2 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.09 years.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2017, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2014 ESPP for the nine months ended September 30, 2017 and 2016 was $36,000 and $59,000, respectively. In July 2017, 17,760 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld for the period beginning July 1, 2017.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital.

Restricted stock units

In February 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $38.10 at the date of grant vested, and 5,625 shares of the Company’s common stock were issued during the nine months ended September 30, 2017.

In May 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $22.90 at the date of grant vested, and 4,125 shares of the Company’s common stock were issued during the nine months ended September 30, 2017.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

Restricted stock units as of January 1, 2017	11,250
Granted	—
Forfeited	—
Vested	(11,250)
Unvested restricted stock units as of September 30, 2017	—

Stock-based compensation expense related to RSU grants was $0 and $72,000 for the three and nine months ended September 30, 2017, respectively, and $86,000 and $230,000 for the three and nine months ended September 30, 2016, respectively.

NOTE 7 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$42.50	91,898	August 2018
$120.00	45,601	December 2017 to February 2018
$250.00	2,334	January 2019 to February 2019
	731,194

During the nine months ended September 30, 2017, 2,250 warrants with an exercise price of $6.30 were exercised. During the nine months ended September 30, 2017, 33,089 warrants with an exercise price of $250.00 expired.

NOTE 8 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $11.8 million at September 30, 2017 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Operating leases

As of September 30, 2017, future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2017	$136
2018	458
2019	181
$775

Defined contribution plan

Approved by the Company’s Board of Directors on March 3, 2014, effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to three percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $15,000 and $47,000 for the three and nine months ended September 30, 2017, respectively, and $52,000 and $253,000 for the three and nine months ended September 30, 2016, respectively, for contributions under the 401(k) Plan.

NOTE 9 – SUBSEQUENT EVENT

Subsequent to September 30, 2017 and through November 3, 2017, the Company has sold an aggregate of 248,340 shares of common stock under the Purchase Agreement, for gross proceeds of approximately $1.1 million, at an average selling price of $4.56 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Tonmya® (cyclobenzaprine (“CBP”) hydrochloride (“HCl”) sublingual tablets) (“Tonmya”) is the proposed trade name for TNX-102 SL for posttraumatic stress disorder (“PTSD”), and has been conditionally accepted by the U.S. Food and Drug Administration (“FDA”). TNX-102 SL (cyclobenzaprine HCl sublingual tablets) (“TNX-102 SL”) is an investigational new drug (“IND”) and has not been approved for any indication.

Business Overview

We are a late clinical-stage pharmaceutical company dedicated to the development of innovative pharmaceutical and biological products to address public health challenges. Our most advanced drug development program is focused on delivering an efficacious and safe long-term treatment for PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD and other central nervous system disorders.

In June 2017, the FDA conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. The FDA’s final approval of Tonmya as a name for TNX-102 SL for the treatment of PTSD is subject to a New Drug Application (“NDA”) approval. A request for review of Tonmya as the proposed name for TNX-102 SL for the management of fibromyalgia has been withdrawn at the FDA. The U.S. Patent and Trademark Office has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya, a proprietary low-dose CBP sublingual tablet designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. The FDA has designated Tonmya as a Breakthrough Therapy for the treatment of PTSD.

Our therapeutic strategy in PTSD is supported by results from a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. We reported topline results from the AtEase study in May 2016. In the AtEase study, participants experienced their index trauma during military service in 2001 or later and had a baseline Clinician-Administered PTSD Scale for DSM-5 (“CAPS-5”) score of 29 or higher and were randomized in a 2:1:2 ratio to Tonmya 2.8 mg, Tonmya 5.6 mg (2 x 2.8 mg tablets), or placebo sublingual tablets at bedtime daily for 12 weeks, respectively. This study was conducted at 24 U.S. centers and enrolled 231 participants in the modified intent-to-treat population. The primary objective of the AtEase study was to evaluate the efficacy and safety of Tonmya in the treatment of military-related PTSD. The primary efficacy endpoint was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with Tonmya and those receiving placebo. The CAPS-5 scale is a standardized structured clinician interview and is considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD.

AtEase was adequately designed to evaluate whether a 2.8 mg dose would be efficacious, which would have provided an opportunity for this study to be used as one of the two pivotal efficacy studies required to support approval of Tonmya for the treatment of PTSD. Although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint. The 5.6 mg dose had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by Mixed effect Model Repeat Measurement with Multiple Imputation analysis (p-value = 0.031), even though this arm of the study, by design, included only approximately half the number of participants of the 2.8 mg and placebo arms. Tonmya 5.6 mg demonstrated a dose-effect on multiple efficacy and safety measurements in the AtEase study.

In the AtEase study, Tonmya was well tolerated and the participant retention rate was 73% on placebo, 79% on Tonmya 2.8 mg and 84% on Tonmya 5.6 mg. Four distinct serious adverse effects were reported in the study; three were in the placebo group, and one (proctitis/peri-rectal abscess,) in the Tonmya 5.6 mg arm, which was determined to be unrelated to Tonmya. The most common non-dose related adverse events were mild and transient local administration site conditions, and of these oral hypoaesthesia, or numbness, was the most frequent and occurred in 39% of participants treated with the 2.8 mg dose and 36% of the participants treated with the 5.6 mg dose, compared to 2% of the participants receiving placebo. Oral paresthesia, or tingling, occurred in 16% of participants treated with the 2.8 mg dose and 4% of participants treated with the 5.6 mg dose, compared to 3% of the participants receiving placebo. Glossodynia, or a burning or stinging sensation in the mouth, occurred in 3% of participants treated with the 2.8 mg dose and 6% of participants treated with the 5.6 mg dose, compared to 1% of participants receiving placebo.

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

On December 16, 2016, the FDA designated Tonmya as a Breakthrough Therapy for the treatment of PTSD based on data derived from a population with military-related PTSD in the AtEase study.

We received FDA acceptance of the first Phase 3 study design (the “HONOR” study) in January 2017. We commenced the HONOR study, a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya in approximately 550 participants with military-related PTSD in the first quarter of 2017. This study is an adaptive design study based on the results of the Phase 2 AtEase study. The study design is very similar to the Phase 2 AtEase study, except there will be one planned interim analysis (“IA”) and the involvement of an Independent Data Monitoring Committee (“IDMC”) to review unblinded IA results. The IDMC will make a recommendation to continue as planned, to continue but increase the number of recruited participants or to stop for success. In addition, there will be one active dose (5.6 mg administered as 2 x 2.8 mg sublingual tablets) and the entrance criterion is CAPS-5 ≥ 33 in this Phase 3 study. The IA will be conducted when approximately 50% of the initially planned participants (approximately 275 participants) are randomized and have efficacy evaluable data. The HONOR study is being conducted at approximately 45 U.S. sites. As in the case of the AtEase study, the primary efficacy endpoint of the HONOR study is the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with Tonmya 5.6 mg and those receiving placebo.

At the Initial Cross-disciplinary Breakthrough Therapy meeting on March 9, 2017, the FDA confirmed that a single-study NDA approval is possible if the topline data of the Phase 3 HONOR study are statistically persuasive, and that no additional abuse and dependency studies are necessary to support the NDA filing.

On May 2, 2017, we were issued U.S. patent 9,636,408 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, which includes compositions of cyclobenzaprine HCl and methods of manufacturing the eutectic. The Protectic™ protective eutectic and Angstro-Technology™ formulation claimed in the patent are important elements of our proprietary Tonmya composition. The patent is expected to provide Tonmya with U.S. market exclusivity until 2034.

On September 7, 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the Tonmya NDA and commercial product.  We received the FDA formal minutes from that meeting in October 2017 that reflect our readiness to manufacture Tonmya commercial product at production scale, which is critical to the successful launch of a potentially improved treatment option for PTSD patients, especially those with military-related PTSD. In principle, our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

On September 13, 2017, we were issued European patent 2501234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent protects the use of Tonmya for the treatment of PTSD as well as its active ingredient, CBP, for the treatment of PTSD. The patent is expected to provide Tonmya with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of Tonmya for PTSD.

We also have a pipeline of other drug and biologic candidates, including three pre-IND candidates, TNX-601 (tianeptine oxalate) for PTSD, TNX-701, a biodefense development program for protection from radiation injury and TNX-801, a potential smallpox-preventing vaccine, and one IND candidate, TNX-301, a potential treatment of alcohol use disorder (“AUD”). We hold worldwide development and commercialization rights to all of our product candidates.

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the treatment of PTSD. We have discovered a novel salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Leveraging our development expertise in PTSD, TNX-601 is being developed as a first-line monotherapy for PTSD for daytime use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya. On April 19, 2016, we were issued U.S. patent 9,314,469 B2 “Method for treating neurocognitive dysfunction” which includes using tianeptine for cognitive dysfunction associated with corticosteroid use. We intend to develop TNX-601 under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act (“FDCA”) as a potential daytime treatment for PTSD and cognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.

TNX-801 is a novel potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus (“HPXV”) grown in cell culture. Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada in collaboration with us, synthesized the HPXV, which demonstrated protective vaccine activity in mice, using a model of lethal vaccinia infection. We are developing TNX-801 as a potential smallpox-preventing vaccine for widespread immunization and for the U.S. strategic national stockpile. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique virulence properties that we believe may suggest lower toxicity and potential safety advantages over existing vaccinia-based vaccines, which have been associated with adverse side effects such as myopericarditis. From analysis of their genome sequences, we believe that modern vaccinia vaccines are descended from either horsepox or a virus similar to horsepox that was originally discovered by Dr. Edward Jenner in approximately 1800. The analysis of a 1902 U.S. smallpox vaccine recently strengthened this view, since the core genomic sequence was found to be 99.7% similar to horsepox (Schrick, L. et al., N Engl J Med 2017; 377:1491-1492).

We intend to develop TNX-801 under 21 CFR 601 Subpart H, pursuant to which the FDA may grant licensure for a biological product for which safety has been established in humans and for which the requirements for efficacy are met based on adequate and well-controlled animal studies, where human studies are not ethical or feasible. This licensure pathway has been described as the “Animal Rule”. In the 1970s, vaccination against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent based exclusivity is provided under the Patient Protection and Affordable Care Act. It is unknown if a replacement for the repeal of the Affordable Care Act, if enacted, would contain the 12-year exclusivity provision. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon FDA licensure. We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

TNX-301 is a fixed-dose combination drug product (“CDP”) containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for AUD, and we have commenced development work on TNX-301 formulations. A pre-IND meeting was held in February 2016 to discuss the clinical development program of TNX-301 for AUD. At that meeting, the FDA advised us of the nonclinical studies required for this CDP IND application to support the initiation of the first-in-man study with TNX-301. IND planning activities are underway.

In addition, we own rights to intellectual property on a biodefense technology relating to the development of protective agents against radiation exposure, which we refer to as TNX-701. We have begun nonclinical research and development on TNX-701. Similar to the regulatory pathway intended for TNX-801, we plan to develop TNX-701 under the Animal Rule. We expect significant reduction in development costs and risks compared to the development of other new chemical entities or new biologic candidates.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 were $3.9 million, a decrease of $1.6 million, or 29%, from $5.5 million for the three months ended September 30, 2016. This decrease is predominately due to the discontinuation of development work related to the fibromyalgia program. During the three months ended September 30, 2017, we incurred $2.5 million, $0.1 million and $0.3 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $3.2 million, $41,000, and $0.5 million for the same period last year, respectively.

Compensation-related expenses were $0.5 million for the three months ended September 30, 2017, compared to $1.0 million for the three months ended September 30, 2016, a decrease of $0.5 million, or 50%. Cash compensation-related expenses were $0.4 million for the three months ended September 30, 2017, a decrease of $0.4 million, or 50%, from $0.8 million for the three months ended September 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $0.1 million in stock-based compensation in the three months ended September 30, 2017 in connection with the vesting of stock options, which were previously issued to officers and consultants, as compared to $0.2 million in stock-based compensation for the same period in 2016. Regulatory and legal costs for the three months ended September 30, 2017 and 2016 were $0.3 million for both reporting periods.

Travel, meals and entertainment costs for the three months ended September 30, 2017 and 2016 were each $0.1 million. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences. Other research and development costs totaled $0.1 million for the three months ended September 30, 2017, a decrease of $0.2 million, or 67%, from $0.3 million incurred for the three months ended September 30, 2016. The decrease was primarily a result of lower insurance expense as a result of fewer active trials. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 were $1.9 million, a decrease of $0.2 million, or 10%, from $2.1 million incurred in the three months ended September 30, 2016. This decrease is primarily due to reduced compensation-related expenses as a result of a reduction in personnel.

Compensation-related expenses decreased to $0.8 million for the three months ended September 30, 2017, from $1.0 million for the three months ended September 30, 2016, a decrease of $0.2 million, or 20%. Cash compensation-related expenses were $0.4 million for the three months ended September 30, 2017, a decrease of $0.1 million, or 20%, from $0.5 million for the three months ended September 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $0.4 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the three months ended September 30, 2017, which were previously issued to board members, officers and consultants, as compared to $0.5 million in stock-based compensation for the same period last year. The decrease in cash compensation related costs was primarily a result of a reduction in personnel.

Professional services for the three months ended September 30, 2017 totaled $0.7 million for both reporting periods. Of professional services, legal fees totaled $0.3 million for both reporting periods. Audit and accounting fees incurred for the three months ended September 30, 2017 totaled $0.2 million, an increase of $0.1 million, or 100%, from $0.1 million incurred for the three months ended September 30, 2016. The increase is primarily a result of additional SEC filings. Other professional fees for the three months ended September 30, 2017 totaled $0.2 million, a decrease of $0.1 million, or 33%, from $0.3 million incurred for the three months ended September 30, 2016. The decrease is primarily due to a reduction in investor and public relations activities as the majority of these roles were moved internally. Other professional fees included investor and public relations, human resources and corporate consultants.

Travel, meals and entertainment costs for the three months ended September 30, 2017 were less than $0.1 million for both reporting periods. Office and other administrative expenses were $0.4 million for both reporting periods. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2017 was $5.8 million, compared to a net loss of $7.6 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 were $9.7 million, a decrease of $14.0 million, or 59%, from $23.7 million for the nine months ended September 30, 2016. This decrease is predominately due to the discontinuation of development work related to the episodic tension-type headache and fibromyalgia programs. During the nine months ended September 30, 2017, we incurred $5.6 million, $0.2 million and $1.0 million in clinical, non-clinical and manufacturing expenses, respectively, as compared to $14.2 million, $1.2 million and $2.8 million for the same period last year, respectively.

Compensation-related expenses were $1.6 million for the nine months ended September 30, 2017, compared to $3.0 million for the nine months ended September 30, 2016, a decrease of $1.4 million, or 47%. Cash compensation-related expenses were $1.3 million for the nine months ended September 30, 2017, a decrease of $1.1 million, or 46%, from $2.4 million for the nine months ended September 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $0.3 million in stock-based compensation in connection with the vesting of stock options in the nine months ended September 30, 2017 that were previously issued to officers and consultants as compared to $0.6 million in stock-based compensation for the same period last year. Regulatory and legal costs for the nine months ended September 30, 2017 were $0.7 million, a decrease of $0.3 million, or 30%, from $1.0 million incurred in the nine months ended September 30, 2016. The decrease in regulatory and legal costs was primarily due to the decrease in active trials.

Travel, meals and entertainment costs for the nine months ended September 30, 2017 and 2016 were both $0.5 million. Travel, meals and entertainment costs include travel related to clinical development and medical-related conferences. Other research and development costs totaled $0.1 million for the nine months ended September 30, 2017 after offsetting an insurance refund received of $0.2 million, a decrease of $0.9 million, or 90%, compared to $1.0 million for the nine months ended September 30, 2016. The decrease was primarily a result of lower insurance expense as a result of us having fewer active trials, as well as lower rent and office-related expenses due to the closure of our San Jose facility. Other research and development costs include rent, insurance and other office related expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 were $6.0 million, a decrease of $1.8 million, or 23%, from $7.8 million incurred in the nine months ended September 30, 2016. This decrease is primarily due to reduced compensation-related expenses as a result of a reduction in personnel.

Compensation-related expenses decreased to $2.6 million for the nine months ended September 30, 2017 from $4.0 million for the nine months ended September 30, 2016, a decrease of $1.4 million, or 35%. Cash compensation-related expenses were $1.4 million for the nine months ended September 30, 2017, a decrease of $0.8 million, or 36%, from $2.2 million for the nine months ended September 30, 2016. The decreases were primarily a result of a reduction in personnel. We incurred $1.2 million in stock-based compensation in connection with the 2014 employee stock purchase plan and the vesting of restricted stock units and stock options in the nine months ended September 30, 2017 that were previously issued to board members, officers and consultants as compared to $1.8 million in stock-based compensation for the same period last year. The decrease in cash compensation-related costs was primarily a result of a reduction in personnel.

Professional services for the nine months ended September 30, 2017 totaled $2.2 million, a decrease of $0.1 million, or 4%, from the $2.3 million incurred for the nine months ended September 30, 2016. The decrease is primarily due to a reduction in investor and public relations activities offset by additional accounting and audit fees. Of professional services, legal fees totaled $0.8 million for both reporting periods. Audit and accounting fees incurred for the nine months ended September 30, 2017 totaled $0.4 million, an increase of $0.1 million, or 33%, from the $0.3 million incurred for the nine months ended September 30, 2016. The increase is primarily a result of additional SEC filings. Investor and public relations fees totaled $0.4 million for the nine months ended September 30, 2017, a decrease of $0.3 million, or 43%, from $0.7 million incurred for the nine months ended September 30, 2016. The decrease is due to a reduction in investor and public relations activities as the majority of these roles were moved internally. Other professional fees incurred for the nine months ended September 30, 2017 totaled $0.6 million, an increase of $0.1 million, or 20%, from the $0.5 million incurred for the nine months ended September 30, 2016. Other professional fees include human resources and corporate consultants.

Travel, meals and entertainment costs for the nine months ended September 30, 2017 were $0.1 million, a decrease of $0.1 million, or 50%, from $0.2 million incurred in the nine months ended September 30, 2016. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which were reduced from 2016. Office and other administrative expenses totaled $1.1 million, a decrease of $0.2 million, or 15%, from $1.3 million incurred in the nine months ended September 30, 2016. Office and other administrative expenses include rent, insurance and other office related expenses.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2017 was $15.6 million, compared to a net loss of $31.4 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $28.4 million, comprised primarily of cash and cash equivalents of $29.3 million and prepaid expenses and other of $0.9 million, which was offset by $1.4 million of accounts payable and $0.5 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing HONOR study. For the nine months ended September 30, 2017 and 2016, we used approximately $14.2 million and $31.9 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from reduced spending on manufacturing, non-clinical and clinical cost and activities, regulatory cost, and payroll. For the nine months ended September 30, 2017, net proceeds from financing activities were from the sale of our common stock of approximately $17.4 million. In the comparable 2016 period, approximately $15.6 million was raised through the sale of shares of common stock.

Cash provided by investing activities for the nine months ended September 30, 2017 and 2016 was approximately $7.2 million and $12.7 million, respectively, related to the maturity of marketable securities.

Lincoln Park Transaction

On September 28, 2017, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we issued 73,039 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement.

We do not have the right to make any sales to Lincoln Park under the Purchase Agreement unless certain conditions set forth in the Purchase Agreement, all of which are outside of Lincoln Park’s control, have been satisfied, including the registration statement being declared effective by the SEC. The registration statement was declared effective on October 12, 2017 and all conditions were satisfied on October 13, 2017.

Regular Purchases

Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 30,000 shares of our common stock on any such business day (a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 40,000 shares, provided that the closing sale price is not below $5.00 on the purchase date, (ii) the Regular Purchase may be increased to up to 50,000 shares, provided that the closing sale price is not below $6.00 on the purchase date, (iii) the Regular Purchase may be increased to up to 60,000 shares, provided that the closing sale price is not below $7.50 on the purchase date, (iv) the Regular Purchase may be increased to up to 70,000 shares, provided that the closing sale price is not below $10.00 on the purchase date, and (v) we may direct Lincoln Park to purchase shares in a Regular Purchase only if at least one business day has passed since the most recent Regular Purchase, as applicable, was completed. In each case, the maximum amount of any single Regular Purchase may not exceed $1,000,000 per purchase.

Accelerated Purchases

In addition to Regular Purchases described above, we may also direct Lincoln Park, on any business day on which we have properly submitted a Regular Purchase notice and the closing sale price of our common stock is not below $3.00 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), to purchase an additional amount of our common stock on the next business day (an “Accelerated Purchase”), not to exceed the lesser of:

●	30% of the aggregate shares of our common stock traded during normal trading hours on the purchase date; and

●	Three (3) times the number of purchase shares purchased pursuant to the corresponding Regular Purchase.

Initial Purchase

In addition to the Regular Purchases described above, we had the option, on the first date that it was first able to begin selling shares to Lincoln Park under the Purchase Agreement, to direct Lincoln Park to purchase up to 300,000 shares (the “Initial Purchase”), provided, however, that Lincoln Park’s committed obligation under the Initial Purchase could not exceed $1,000,000.

Additional Purchases

In addition to the Regular Purchases, Accelerated Purchases and the Initial Purchase described above, from time to time we may also direct Lincoln Park, on any business day that the closing price of ours common stock is not below $3.00, to purchase additional amounts of its common stock (an “Additional Purchase”), provided, however, that (i) we may direct Lincoln Park to purchase shares in an Additional Purchase only if at least 15 business days have passed since the most recent Additional Purchase, as applicable, was completed, (ii) we may direct Lincoln Park to purchase shares in an Additional Purchase only if at least 30 business days have passed since the Initial Purchase, if exercised, was completed, (iii) Lincoln Park’s committed obligation under any single Additional Purchase shall not exceed $500,000, and (iv) Lincoln Park’s committed obligation under all Additional Purchases shall not exceed $2,000,000 in the aggregate.

Through November 3, 2017, we have sold an aggregate of 248,340 shares of common stock under the Purchase Agreement, for gross proceeds of approximately $1.1 million, at an average selling price of $4.56 per share.

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

At-the-Market Offering

On April 28, 2016, we entered into a sales agreement (the “2016 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we could have, from time to time, issued and sold common stock with an aggregate value of up to $15.0 million in at-the-market (“ATM”) sales. On the same day, we filed a prospectus supplement under our existing shelf registration relating to the 2016 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2016 Sales Agreement for a 3% commission on gross proceeds. Our common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.  During the nine months ended September 30, 2017, we sold an aggregate of 1,486,474 shares of common stock using the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, we sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

On August 1, 2017, we entered into a new sales agreement (the “2017 Sales Agreement”) with Cowen, as sales agent, pursuant to which we could, from time to time, issue and sell common stock with an aggregate value of up to $9.0 million in ATM sales. No shares of common stock have been sold under the 2017 Sales Agreement. On September 15, 2017, we withdrew the shelf registration statement on Form S-3 filed on August 11, 2017. We will not make sales under the 2017 Sales Agreement until a new shelf registration statement on Form S-3 is filed and declared effective.

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

In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of our common stock, (ii) earn more than 500,000 shares of our common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with us or any of our subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,280,000 shares of our common stock for future issuance under the terms of the 2017 Plan. As of September 30, 2017, 1,135,518 shares were available for future grants under the 2017 Plan.

We measure the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of our common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we also issue performance-based options to executive officers, which options vest when the target parameters are met, subject to a one-year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

On September 12, 2017, 20,000 options were granted to our new non-employee director for board services for the one-year term of the director’s board appointment, in lieu of cash, exercisable for ten years with a one-year vesting from the grant date and a fair value of $4.25 at the date of grant.

On June 20, 2017, 150,000 options were granted to our non-employee directors for board services for the one-year term of the director’s board appointment, in lieu of cash, exercisable for ten years with a one-year vesting from the grant date and a fair value of $2.73 at the date of grant.

On March 1, 2017, 61,750 options were granted to employees with an exercise price of $5.50, exercisable for a period of ten years and a grant date fair value of $3.36. Additionally, we granted options to purchase 28,250 shares of our common stock to employees with an exercise price of $5.50, exercisable for a period of ten years and vesting 50% upon our achieving enrollment of 250 participants in the ongoing HONOR study by December 31, 2017, and the remaining 50% vesting 1% for each participant that is enrolled in the HONOR study by December 31, 2017 in excess of 250, subject to a one-year minimum service period prior to vesting.

On May 27, 2016, 3,500 options were granted to employees with an exercise price of $24.20 and exercisable for a period of ten years. Additionally, we granted options to purchase 6,000 shares of our common stock to an employee with an exercise price of $24.20, exercisable for a period of ten years, and vesting 1/3 each upon our common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one-year minimum service period prior to vesting.

On February 9, 2016, 40,300 options were granted to employees with an exercise price of $50.30 and exercisable for a period of ten years. Additionally, we granted options to purchase 20,000 shares of our common stock to employees with an exercise price of $50.30, exercisable for a period of ten years, and vesting 1/3 each upon our common stock having an average closing sale price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one-year minimum service period prior to vesting.

Stock-based compensation expense relating to options granted of $0.4 million and $1.4 million was recognized for the three and nine-month periods ended September 30, 2017, respectively, and $0.7 million and $2.1 million was recognized for the three and nine-month periods ended September 30, 2016, respectively.

As of September 30, 2017, we had approximately $1.2 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.09 years.

Employee Stock Purchase Plan

On June 9, 2014, we approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of September 30, 2017, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the nine months ended September 30, 2017 and 2016 was $36,000 and $59,000, respectively. In July 2017, 17,760 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld for the period beginning July 1, 2017.

Restricted Stock Units

In February 2017, 5,625 RSUs that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $38.10 at the date of grant vested, and 5,625 shares of our common stock were issued during the nine months ended September 30, 2017.

In May 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $22.90 at the date of grant, and 4,125 shares of our common stock were issued during the nine months ended September 30, 2017.

Stock-based compensation expense related to RSU grants was $0 and $72,000 for the three and nine months ended September 30, 2017, respectively, and $86,000 and $230,000 for the three and nine months ended September 30, 2016, respectively.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $11.8 million at September 30, 2017 for future work to be performed.

Operating Leases

As of September 30, 2017, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2017	$136
2018	458
2019	181
$775

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We are currently evaluating the impact of adopting this guidance.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This update will have an effect on our future classification of certain transactions on our consolidated statement of cash flows and related disclosures.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2017, we issued 73,039 shares of common stock to Lincoln Park Capital Fund, LLC as a commitment fee for entering into a purchase agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) as well as Rule 506 under Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 6, 2017	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)