Form 10-K
period 2017-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2018-03-09
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $29,400,244. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2018, there were 7,830,790 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Tonix Pharmaceuticals®, Tonmya®*, Protectic™, Angstro-Technology™ and other trademarks and intellectual property of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

*Tonmya has been conditionally accepted by the U.S. Food and Drug Administration (FDA) as the proposed trade name for TNX-102 SL (cyclobenzaprine HCl sublingual tablets) for posttraumatic stress disorder, or PTSD. TNX-102 SL is an investigational new drug and has not been approved for any indication.

Business Overview

Tonix is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and to improve biodefense through the development of potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense. In September 2016, we discontinued our fibromyalgia program in order to fully focus our resources on our PTSD program.

In June 2017, the U.S. Food and Drug Administration, or FDA, conditionally accepted the proposed trade name Tonmya for TNX-102 SL, for the treatment of PTSD. The FDA’s final approval of Tonmya as a name for TNX-102 SL for the treatment of PTSD is subject to a, New Drug Application, or NDA, approval. A request for review of Tonmya as the proposed name for TNX-102 SL for the management of fibromyalgia has been withdrawn at the FDA. The U.S. Patent and Trademark Office, or PTO, has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. TNX-102 SL is also being developed as a treatment for agitation in Alzheimer’s disease, or AAD. Our development pipeline includes: TNX-601 (tianeptine oxalate), a separate pre-Investigational New Drug, or pre-IND, candidate designed for daytime administration as a potential treatment of PTSD and for cognitive dysfunction associated with steroid use; TNX-801, a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV; TNX-301, an IND candidate for the treatment of alcohol use disorder, or AUD; and TNX-701, a biodefense development program for protection from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

Tonmya – Posttraumatic Stress Disorder

Tonmya is a small, rapidly disintegrating tablet containing CBP for sublingual administration. Tonmya employs a proprietary, Protectic™ protective eutectic formulation of CBP which enables rapid systemic exposure and increased bioavailability through transmucosal absorption. We are developing Tonmya for the treatment of PTSD under an effective Investigational New Drug application, or IND, cleared by the FDA in June 2014. Tonmya for PTSD was designated Breakthrough Therapy by the FDA in December 2016.

An estimated 8.6 million adults in the U.S. suffer from PTSD, a chronic disorder that is characterized by hyperarousal, avoidance, emotional numbing, and sleep disturbances. People with PTSD suffer significant impairment in their functioning, including occupational activities and social relations, and are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. Many patients fail to adequately respond to the medications approved for PTSD. Antidepressants, sedative-hypnotics and antipsychotics not approved for PTSD are commonly prescribed despite generally weak evidence in support of their use. Antianxiety drugs, also called anxiolytics, are not approved for PTSD, but are commonly prescribed despite the recommendations against their use by many experts. Anxiolytics and sedative-hypnotics are comprised of benzodiazepine and non-benzodiazepine drugs, which carry risks of tolerance and addiction and are also associated with potential serious side-effects, such as retrograde amnesia.

TNX-102 SL – Agitation in Alzheimer’s Disease

We are developing TNX-102 SL for the treatment of agitation in Alzheimer’s disease and held a pre-IND meeting with the FDA in November 2017. We expect to file an IND to support a Phase 2 efficacy study in March 2018.

An estimated 5.3 million people in the U.S suffer from Alzheimer’s disease, with more than half that number expected to be affected by agitation. Behavioral symptoms are a major clinical complication of Alzheimer’s disease. Sleep disturbances and agitation are common and co-morbid features of Alzheimer’s disease. Agitation in Alzheimer’s disease is associated with significant negative consequences for both patients as well as their caregivers. Development of agitation, or its worsening, is one of the most common reasons for patients having to transition to nursing homes and other long-term care settings. Currently, there is no FDA approved treatment for behavioral symptoms such as agitation and aggression which adversely affect the quality of life of both the patients and caregivers. Off-label use of atypical anti-psychotic medications for behavioral symptoms in Alzheimer’s disease is a common practice, despite the lack of evidence for their effectiveness and significant risks associated with their use in this population.

Our Strategy

Our objective is to develop and commercialize our product candidates. The principal components of our strategy are to:

●	Develop Tonmya for PTSD and TNX-102 SL for Other Indications. We currently are focusing on the development of Tonmya for PTSD. Our broader development strategy is to leverage the patented formulation to explore the clinical potential of TNX-102 SL in multiple other central nervous system disorders or neuropsychiatric conditions, including agitation in Alzheimer’s, that are either underserved by currently approved medications or have no approved treatment which represent large unmet medical needs;

●	Maximize the commercial potential of Tonmya. We plan to commercialize Tonmya for PTSD, either on our own or through collaboration with partners. We believe Tonmya can be marketed to U.S. physicians either by an internal sales force that we will build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for the commercialization of Tonmya;

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the cases of Tonmya and TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. We plan to opportunistically apply for new patents to protect TNX-102 SL and our other product candidates;

●	Provide value propositions to merit market demand and reimbursement for our product candidates. We are designing the development programs for our product candidates to demonstrate their value propositions to patients, prescribers, and third-party payors. In the case of Tonmya, we have been engaged in market research and commercial assessment activities, the results of which we may use to inform future commercial strategy. We plan to continue these activities in tandem with our clinical development of Tonmya and to conduct similar work in relation to our other product candidates as they advance in their development; and

●	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of TNX-102 SL, and our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of CBP for fibromyalgia, generalized anxiety disorder, depression, and fatigue related to disordered sleep.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our clinical-stage product candidates is set forth below.

Posttraumatic Stress Disorder

PTSD is a chronic condition that may develop after a person is exposed to one or more traumatic events, such as warfare, sexual assault, serious injury, or threat of imminent death. The core symptom clusters of PTSD are avoidance, emotional numbing, hyperarousal, and intrusion, where the triggering event is commonly re-experienced by the individual through intrusive, recurrent recollections, flashbacks, and nightmares. People with PTSD suffer significant impairment in their daily functioning, including occupational activities and social relations, and are at elevated risk for impulsive violent behaviors toward others and themselves, including suicide. Of those who experience significant trauma, approximately 20% of women and 8% of men develop PTSD. According to the U.S. Department of Veterans Affairs, the prevalence rate of PTSD in the military population is higher than that among civilians. As of 2012, there were approximately 638,000 veterans receiving treatment for PTSD in the Veterans Health Administration, or VHA. Based on March 2015 VHA data, more than 19% of military veterans involved in recent conflicts were seen at VHA facilities for potential or provisional PTSD.

The medications currently approved by the FDA for the treatment of PTSD show little evidence of a treatment effect in men, lack evidence of efficacy in those for whom the traumatic event was combat-related, and carry suicidality warnings. Sleep disturbances are central features of PTSD and are predictive of disease severity, depression, substance abuse, and suicidal ideation, yet are resistant to the approved medications and present a difficult therapeutic challenge. Current PTSD treatments include off-label use of anxiolytics, sedative-hypnotics, and antipsychotics, many of which lack reliable evidence of efficacy, and many have significant safety liabilities and dependence risk.

Agitation in Alzheimer’s Disease

Alzheimer’s is a chronic neurodegenerative disease in which behavioral symptoms are a major clinical complication. Sleep disturbances and agitation are common and co-morbid features of Alzheimer’s disease. Agitation, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of these behavioral complications of Alzheimer’s disease. Agitation is likely to affect more than half of the 5.3 million Americans who currently suffer from Alzheimer’s disease, and this number is expected to nearly triple by 2050. The presence of agitation nearly doubles the cost of caring for patients with Alzheimer’s disease, and agitation is estimated to account for more than 12 percent of the $256 billion in healthcare and societal cost of associated with Alzheimer’s disease for the year 2017 in the United States.

Agitation in Alzheimer’s disease is associated with significant negative consequences for both patients as well as their caregivers. Development of agitation, or its worsening, is one of the most common reasons for patients having to transition to nursing homes and other long-term care settings. Currently, there is no FDA approved treatment for behavioral symptoms such as agitation and aggression which affects the quality of life of both the patients and caregivers.

Off-label use of atypical anti-psychotic medications for behavioral symptoms in Alzheimer’s disease is a common practice, despite the lack of evidence for their effectiveness and significant risks associated with their use in this population.

Our Product Candidates

We currently are focused on developing a portfolio of product candidates, including one product candidate in clinical development for registration in two indications. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our most advanced product candidates, for which we plan to complete the required clinical studies to support their NDA filings:

Product Candidate	Indication	Stage of Development	Commercialization Rights
Tonmya	Posttraumatic stress disorder	Phase 3	Worldwide
TNX-102 SL	Agitation in Alzheimer’s disease	Pre-IND	Worldwide

Tonmya

Overview

Tonmya or TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing Tonmya for PTSD. We own all rights to Tonmya in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in Tonmya are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of CBP.

The current Tonmya sublingual tablets contain 2.8 mg of CBP. For the treatment of PTSD, Tonmya, 5.6 mg (two 2.8 mg tablets) administered simultaneously at bedtime, is in Phase 3 development. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for long-term use, and in patient populations characterized by burdensome symptoms and sensitivity to medications.

The active ingredient in Tonmya, is CBP, a serotonin-2A and alpha-1 adrenergic receptor antagonist as well as an inhibitor of serotonin and norepinephrine reuptake. In addition, Tonmya acts upon other receptors in the central nervous system not targeted by products approved for PTSD, including the serotonin 2A, alpha-1 adrenergic and histamine H-1 receptors.

CBP is the active ingredient of two products that are approved in the U.S. for the treatment of muscle spasm: FLEXERIL® (5 mg and 10 mg oral immediate-release, or IR, tablet) and AMRIX® (15 mg and 30 mg oral extended-release capsule). The FLEXERIL brand of CBP IR tablet has been discontinued since May 2013. There are numerous generic versions of CBP IR tablets on the market. CBP-containing products are approved for short term use (two to three weeks) only as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. IR CBP tablets are recommended for three times per day dosing, which results in relatively stable blood levels of CBP after several days of treatment. Extended-release CBP capsules taken once a day mimic, and flatten, the pharmacokinetic profile of three times per day IR CBP tablets.

We designed Tonmya to be administered once-daily at bedtime and intended for long-term use. We believe the selected dose of Tonmya and its pharmacokinetic profile will enable it to achieve a desirable balance of efficacy, safety, and tolerability in PTSD. Our Phase 1 comparative trials showed that, on a dose-adjusted basis, Tonmya results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral IR CBP tablets. It also showed that the sublingual route of administration, which largely bypasses the “first pass” metabolism that swallowed medications undergo, results in a higher plasma ratio of CBP to its main active metabolite, norcyclobenzaprine. In clinical studies, Tonmya 2.8 mg and Tonmya 5.6 mg were generally well-tolerated, with no drug-related serious adverse events, or SAEs, reported in these studies. Some subjects experienced transient numbness of the tongue after Tonmya administration.

We expect that any applications we submit to the FDA for approval of Tonmya for the treatment of PTSD will be submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for product candidates containing an active ingredient that is similar or identical to an already approved product. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the United States. Currently, we are pursuing the development of Tonmya for PTSD, for which Tonmya is in Phase 3 development. We believe that Tonmya and TNX-102 SL have the potential to provide clinical benefit to this and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

On May 2, 2017, we were issued U.S. patent 9,636,408 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, which includes compositions of CBP and methods of manufacturing the eutectic. The Protectic™ protective eutectic and Angstro-Technology™ formulation claimed in the patent are important elements of our proprietary Tonmya or TNX-102 SL composition. The patent is expected to provide Tonmya or TNX-102 SL with U.S. market exclusivity until 2034. Eutectic tablets containing CBP and mannitol eutectic have good pharmaceutical stability and manufacturability. A solid eutectic is a form of matter in which two solid crystals co-penetrate each other, such that the inter-molecular space between the units of one crystal lattice are occupied by the other crystal’s lattice. The distance between the molecular units is not changed. A Notice of Allowance signifies that we will be entitled to receive patent protection until 2034 in the U.S. for the allowed claims when the patent is issued.

On September 13, 2017, we were issued European patent 2,501,234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP. The patent is expected to provide Tonmya with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of Tonmya for PTSD.

On December 15, 2017 we were issued Japanese Patent No. 6259452, “Compositions and Methods for Transmucosal Absorption,” by the Japanese Patent Office (JPO) relating to the pharmacokinetic profile of Tonmya, or TNX-102 SL.

On January 23, 2018, we were issued a Notice of Allowance from PTO for U.S. Patent Application 12/948,828, “Methods and compositions for treating symptoms associated with PTSD using Cyclobenzaprine”. This patent protects the use of Tonmya for the treatment of PTSD as well as its active ingredient CBP for the treatment of PTSD. A Notice of Allowance signifies that we will be entitled to receive patent protection until 2030 in the U.S. for the allowed claims when the patent is issued. This method of use patent for Tonmya extends upon previously granted patents related to the composition of matter (U.S. Patent No. 9,636,408) and the active ingredient in Tonmya (European Patent No. 2,501,234) as described above.

On March 1, 2018, we received a Notice of Allowance from the JPO for Japanese Patent Application No. 2016-503239 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride The allowed claims recite pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

PTSD Program

We are developing Tonmya for the treatment of PTSD under an effective IND application. Tonmya for PTSD has been designated as Breakthrough Therapy by the FDA.

Clinical Development Plan

Phase 2 AtEase Study

In the first quarter of 2015, we commenced a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. The primary objective of this study was to evaluate the potential clinical benefit of using Tonmya to treat military-related PTSD at a dose of 2.8 mg or 5.6 mg (2 x 2.8 mg tablets). The primary efficacy endpoint was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with Tonmya and those receiving placebo. The CAPS-5 scale is a standardized structured clinician interview and is considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD.

In the AtEase study, participants experienced their index trauma during military service in 2001 or later and had a baseline CAPS-5 score of 29 or higher, and were randomized in a 2:1:2 ratio to bedtime daily Tonmya 2.8 mg, Tonmya 5.6 mg, or placebo sublingual tablets for 12 weeks, respectively. The AtEase study was conducted at 24 U.S. centers and enrolled 231 participants in the modified intent-to-treat population. We reported topline results from the AtEase study in May 2016.

AtEase was adequately designed to evaluate whether a 2.8 mg dose would be efficacious, which would have provided an opportunity for this study to be used as one of the two pivotal efficacy studies required to support approval of Tonmya for the treatment of PTSD. Although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint. The 5.6 mg dose had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by MMRM with MI analysis (p-value = 0.031), even though this arm of the study, by design, included only approximately half the number of participants of the 2.8 mg and placebo arms. Tonmya demonstrated a dose-effect on multiple efficacy and safety measurements in the AtEase study.

In the AtEase study, Tonmya was well tolerated and the participant retention rate was 73% on placebo, 79% on Tonmya 2.8 mg and 84% on Tonmya 5.6 mg. Four distinct SAEs were reported in the study; three were in the placebo group, and one (proctitis/peri-rectal abscess) in the Tonmya arm, which was determined to be unrelated to Tonmya. The most common not dose-related adverse events were mild and transient local administration site conditions and of these oral hypoaesthesia, or numbness, was the most frequent and occurred in 39% of participants treated with the 2.8 mg dose and 36% of the participants treated with the 5.6 mg dose, compared to 2% of the participants receiving placebo. Oral paresthesia, or tingling, occurred in 16% of participants treated with the 2.8 mg dose and 4% of participants treated with the 5.6 mg dose, compared to 3% of the participants receiving placebo. Glossodynia, or a burning or stinging sensation in the mouth, occurred in 3% of participants treated with the 2.8 mg dose and 6% of participants treated with the 5.6 mg dose, compared to 1% of participants receiving placebo. Systemic adverse events that were potentially dose-related and occurred in greater than or equal to 5% of participants treated with the 5.6 mg dose or placebo included: somnolence in 16% versus 6% of the participants receiving placebo; dry mouth in 16% versus 11% of the participants receiving placebo; headache in 12% versus 4% of the participants receiving placebo; insomnia in 6% versus 9% of the participants receiving placebo; sedation in 12% versus 1% of the participants receiving placebo; upper respiratory tract infection in 4% versus 5% of the participants receiving placebo; abnormal dreams in 2% versus 5% of the participants receiving placebo; and weight increase in 2% versus 5% of the participants receiving placebo. For the participants treated with the 2.8 mg dose, the incidence of the most common systemic adverse events reported above were less frequent than participants treated with the 5.6 mg dose with the exception of insomnia, which was 8%.

Retrospective analysis of the AtEase study suggested that the subset of participants with CAPS-5 score of 33 or higher at baseline (80% of AtEase population) was equivalent to the population of PTSD subjects studied in prior FDA registration studies of paroxetine and sertraline using older versions of the CAPS. The effect size (Cohen’s d) of the PTSD symptom improvement by CAPS-5 in this subset, comparing Tonmya 5.6 mg with placebo, was larger at 0.53 than the effect size in the full set with CAPS-5 score of 29 or higher at baseline at 0.36. To confirm this efficacy evidence, our ongoing Phase 3 program enrolls participants with baseline CAPS-5 score of 33 or higher. The beneficial effects of Tonmya 5.6 mg were preserved in the subgroup with PTSD from combat traumas (85% of AtEase population). Also, continuing remission (i.e. satisfying remission criterion of CAPS-5 score less than 11 at both week 8 and week 12) was observed in 21% of participants receiving a 5.6 mg dose of Tonmya as compared to 5% of participants in the placebo group (p = 0.02, logistic regression). The AtEase study supported the hypothesized mechanism of sleep quality improvement, since additional retrospective analyses showed that in the CAPS-5 score of 33 or higher subset of participants, sleep improvement at week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at week 12 in the Tonmya 5.6 mg group (p = 0.01, linear regression), whereas these measures were not related in placebo.

Open-label Extension Study for AtEase

Participants who completed the AtEase study were eligible to enroll into a 12-week open-label extension study with Tonmya 2.8 mg. We conducted this open-label extension study to obtain additional safety information from participants in the AtEase Study. The clinical phase of this open-label extension study is complete. Tonmya 2.8 mg was well tolerated for up to six months of treatment and no new safety signals were revealed in this open-label extension study.

Ongoing Phase 3 Honor Study

We have commenced the HONOR study, a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya in approximately 550 participants with military-related PTSD in the first quarter of 2017. This study is an adaptive design study based on the results of the Phase 2 AtEase study. The study design is very similar to the Phase 2 AtEase study, except there will be one planned interim analysis, or IA, and the involvement of the independent data monitoring committee, or IDMC, to review unblinded IA results. The IDMC will make a recommendation to continue as planned, to continue but increase the number of recruited participants or to stop for success.  In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) is being investigated and the entrance criterion is CAPS-5 ≥ 33 in this Phase 3 study. The IA will be conducted when approximately 50% (approximately 250 – 300 participants) of the initially planned participant enrollment is evaluable for efficacy. We received FDA acceptance of the Phase 3 HONOR study design in January of 2017. The HONOR study is being conducted at approximately 40 U.S. sites. As in the case of the AtEase study, the primary efficacy endpoint of the HONOR study is the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with Tonmya and those receiving placebo.

Open-label Extension Study for HONOR

To obtain additional safety information from participants in the HONOR study, participants who completed the HONOR study are eligible to enroll into a 12-week open-label extension study with Tonmya 5.6 mg. This open-label extension study is ongoing.

Prospective Phase 3 Study

A second, randomized, double-blind placebo-controlled Phase 3 study of Tonmya 5.6 mg (2 x 2.8 mg tablets) in approximately 550 PTSD participants may follow, if necessary. We expect this study to be conducted at approximately 40 U.S. sites. As in the case of the HONOR and AtEase studies, the primary efficacy endpoint of this second Phase 3 study will be the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with Tonmya and those receiving placebo.

Long-Term Safety Exposure Study for Tonmya

In addition to the ongoing 12-week open-label extension study for HONOR, we plan to conduct the registration-required open-label extension studies of Tonmya in participants who complete either the 12-week open-label extension study of HONOR study or the second PTSD Phase 3 study. The goal of the open-label extension studies is to obtain adequate 6- and 12-month safety exposure data from Tonmya 5.6 mg to support its registration for the treatment of PTSD as it is a chronic psychiatric condition.

Regulatory Update

Subsequent to reporting the Phase 2 AtEase study topline result, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in August 2016 to discuss the Phase 3 program required to support the registration of Tonmya for the treatment of PTSD and the remaining data package for the NDA filing. As described below, the first Phase 3 stud, currently ongoing, is in participants with military-related PTSD and the second Phase 3 study, if needed, will be performed in participants suffering from PTSD.

In December 2016, the FDA granted Breakthrough Therapy designation to Tonmya for the treatment of PTSD. The Breakthrough Therapy designation request was based on the preliminary clinical evidence of Tonmya 5.6 mg on military-related PTSD in the AtEase study.

Breakthrough Therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The benefits of Breakthrough Therapy designation include the eligibility for priority review of the NDA in about six months instead of 10 months after submission and rolling submission of completed portions of the NDA, in addition to an organizational commitment involving FDA’s senior managers contributing significant guidance. The FDA is committing to provide us timely advice and interactive communications related to the design and efficient execution of our Breakthrough Therapy development program.

In March 2017, we held the Initial Cross-Disciplinary Breakthrough Therapy Type B meeting with the FDA to discuss the opportunity to accelerate the development and submission of the Tonmya NDA for the treatment of PTSD. Based on our discussions with the FDA and the FDA official meeting minutes, a single-study NDA approval could be possible based on statistically persuasive topline data from the ongoing HONOR study. Additionally, due to the lack of evidence of potential abuse in clinical studies of Tonmya, the FDA agreed that studies in assessing abuse and dependency potential of Tonmya are not required to support the Tonmya NDA filing.

In June 2017, the FDA conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD.

On September 7, 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the Tonmya NDA and commercial product.  We received the FDA formal minutes from that meeting in October 2017 that reflect our readiness to manufacture Tonmya commercial product at production scale if an NDA can be submitted based on the HONOR study. This is critical to the successful launch of a potentially improved treatment option for PTSD patients, especially those with military-related PTSD. In principle, our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

 Other NDA Requirements

An Agreed Initial Pediatric Study Plan, or Agreed iPSP, is required for the initial NDA submission. We submitted a revised iPSP in the first quarter of 2017, which incorporated the FDA comments received on our iPSP submitted in the third quarter of 2016. Additional comments from the FDA were received in second quarter of 2017 on our revised iPSP. We plan to submit an Agreed iPSP in the third quarter of 2018. A Final Pediatric Study Plan requirement will be determined at the time of the NDA approval.

Based on our discussions with the FDA and the FDA official meeting minutes, we will not have to conduct special populations (geriatric and renal/hepatic impaired), drug-drug interaction or cardiovascular safety studies to support the Tonmya NDA filing. Due to the well-established safety profile of CBP at much higher doses than we proposed for PTSD and the long-term safety data (up to 15 months) on Tonmya 2.8 mg in a prior fibromyalgia program, the FDA has not requested a risk management plan or medication guide for this product.

Phase 1 Bioequivalence, Bridging PK, Food-Effect and Dose-Proportionality Studies

Completed Bioequivalence Study

We completed a Phase 1 bioequivalence study that compared the pharmacokinetic profiles of a single-dose of Tonmya 2.8 mg tablets manufactured at two facilities: (i) the facility used to produce Tonmya 2.8 mg tablets for the Phase 2 AtEase study; and (ii) the facility used to produce Tonmya 2.8.mg tablets for our clinical studies required to support the PTSD NDA submission and the to-be-marketed product. This bioequivalence study demonstrated that the Tonmya 2.8 mg tablets manufactured at these two facilities were bioequivalent, supporting the use of the AtEase study to support the Phase 3 studies.

Multi-dose Bridging PK Study

We intend to seek FDA marketing approval for Tonmya or TNX-102 SL pursuant to Section 505(b)(2) of the FDCA using AMRIX® extended-release or ER capsules (30 mg) as our reference listed drug, or RLD. As agreed upon by the FDA, we have started to study Tonmya 5.6 mg (2 x 2.8 mg tablets) in comparison to AMRIX 30 mg ER capsules in a randomized, open-label, parallel, multiple-dose bridging PK study to provide a systemic exposure bridge.  If the Tonmya initial dose and at steady state exposures are less than or comparable to the RLD maximum approved dose (30 mg) and the metabolic profile is similar to AMRIX, the results of this study will provide the necessary systemic exposure bridge of Tonmya to AMRIX. The approval of Tonmya for PTSD NDA can thus rely on the safety findings (clinical and nonclinical) of the currently approved CBP drug products.

Food Effect and Dose-proportionality Studies

To support the Tonmya product registration, a randomized, open-label, 2-way crossover, food-effect, comparative bioavailability study of Tonmya following a single dose in healthy subjects under fasting and fed conditions and a randomized, open-label, 2-way crossover, dose-proportionality, comparative bioavailability study of a single dose Tonmya 2.8 mg vs 5.6 mg in healthy subjects under fasting conditions will be completed for the Tonmya NDA submission.

Cyclobenzaprine Hydrochloride Nonclinical Development

The FDA has accepted our proposed nonclinical data package to support our PTSD NDA filing. In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing and to support Phase 3 clinical studies outside the U.S., if necessary. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX approved prescribing information, or labeling, which is necessary to support the Tonmya or TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of Tonmya, the FDA agreed that nonclinical study to assess CBP abuse and dependency potential is not required to support the Tonmya NDA filing.

Manufacturing

TNX-102 SL drug product for Phase 2 was manufactured in a small-scale cGMP facility that is licensed to manufacture clinical trial materials, but not equipped for large-scale commercial production. For the clinical trial materials for Phase 3 clinical and NDA required Phase 1 studies, and for the commercial product, we have engaged a commercial cGMP facility that is capable of manufacturing the registration batches to support the NDA. The product’s comparability is supported by the bioequivalence results of the single-dose pharmacokinetic study. FDA has accepted our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans, reflecting our readiness to manufacture Tonmya commercial product at production scale.

TNX 102 SL – Agitation in Alzheimer’s Disease

Regulatory Update

On November 6, 2017, we held a pre-IND meeting with the FDA to discuss our proposed development of TNX-102 SL for the treatment of agitation in Alzheimer’s disease. We received the formal minutes from that meeting in December 2017 that reflect that Tonix has the data needed to file an IND to support a Phase 2 study which can potentially be one of the pivotal efficacy studies. We plan to submit the TNX-102 SL IND for agitation in Alzheimer’s disease in March 2018.

Additional Product Candidates

We also have a pipeline of other drug and biologic candidates, including two pre-IND candidates, TNX-601, a daytime treatment for PTSD and TNX-801, a biologic vaccine product for the prevention of smallpox, as well as an IND candidate, TNX-301, a potential treatment for AUD.

TNX-601

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the treatment for PTSD. Currently there is no tianeptine-containing product approved in the U.S., but tianeptine sodium (amorphous) has been marketed in Europe, Asia, and Latin America for the treatment of depression since 1987. It is effective in various depressive states and also improves depression-associated anxiety and somatic complaints. We have discovered a novel oxalate salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Like CBP, tianeptine shares structural similarities with classic tricyclic antidepressants, but it has unique pharmacological and neurochemical properties. Tianeptine modulates the glutamatergic system indirectly and reverses the neuroplastic changes that are observed during periods of stress and corticosteroid use. It is a weak mu-opioid receptor (MOR) agonist, but does not have significant affinity for other known neurotransmitter receptors. Due to its decades of use in Europe, Asia, and Latin America, tianeptine has an established safety profile. In addition to being used to treat depression, several published studies support the potential of tianeptine as an effective and safe therapy for patients with PTSD. Leveraging our development expertise in PTSD, TNX-601 is being developed for daytime usage as a first-line monotherapy for PTSD. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya.

We intend to develop TNX-601 under Section 505(b)(1) of the FDCA as a potential treatment for PTSD and cognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.

TNX-801

TNX-801 is a novel potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV, grown in cell culture. TNX-801 was synthesized by Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada in collaboration with us. An article describing the work was published (Noyce RS, Lederman S, Evans DH (2018) Construction of an infectious horsepox virus vaccine from chemically synthesized DNA fragments. PLoS ONE 13(1): e0188453. https://doi.org/10.1371/journal.pone.0188453). HPXV has protective vaccine activity in mice, using a model of lethal vaccinia infection. Discussions regarding vaccine manufacturing activities have been initiated to support further nonclinical testing of TNX-801. We are developing TNX-801 as a potential smallpox-preventing vaccine for widespread immunization and for the U.S. strategic national stockpile. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique virulence properties that we believe may suggest lower toxicity and potential safety advantages over existing vaccinia-based vaccines, which have been associated with adverse side effects such as myopericarditis.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan, e.g., the application of the FDA Animal Efficacy Rule, or Animal Rule, or conducting active comparator studies using ACAM2000, the current licensed live vaccinia virus vaccine, to establish the safety and effectiveness evidence to support the licensure TNX-801. In the 1970s, vaccination against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent-based exclusivity is expected under the Patient Protection and Affordable Care Act, or PPACA. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon receiving FDA licensure. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed. We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

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

TNX-701

We own rights to intellectual property on a biodefense technology relating to the development of protective agents against radiation exposure, which we refer to as TNX-701. We have begun nonclinical research and development on TNX-701. We plan to develop TNX-701 under the Animal Rule, which is applicable when human efficacy studies are not ethical or feasible. We expect significant reduction in development costs and risks compared to the development of other NCEs or new biologic candidates.

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

The market for therapies to treat PTSD and other CNS conditions is well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies. GlaxoSmithKline (Paxil®) and Pfizer (Zoloft®) market FDA-approved drugs for PTSD. Paxil and Zoloft lost their U.S. patent exclusivities in 2003 and 2006, respectively.

Certain other companies and institutions are known to be developing prescription medications for PTSD, including Bionomics (BNC-201), Otsuka/Lundbeck (Rexulti® [brexpiprazole]), Uniformed Services University of the Health Sciences (riluzole), the Multidisciplinary Association of Psychedelic Studies (methylenedioxymethamphetamine [MDMA]). BNC-201 is in Phase 2 for PTSD and is an allosteric modulator of the alpha 7 nicotinic acetylcholine receptor. Rexulti is in Phase 2 for PTSD and is an atypical antipsychotic. Riluzole is in a Phase 2 trial for active duty military members and veterans with PTSD and is a blocker of certain sodium channels and a modulator of the glutamatergic system. MDMA is Phase 3 ready for PTSD and is a DEA schedule 1 hallucinogen that is being studied for drug-assisted psychotherapy. MDMA was awarded Breakthrough Therapy designation by the FDA in August 2017. Brainsway Ltd., a medical device company, is currently recruiting patients for a pivotal Phase 3 trial using a deep transcranial magnetic stimulation device for treatment of PTSD. A number of other companies and institutions have or may be developing prescription medications for PTSD, including: Aptinyx is developing NYX-783 which is in Phase I and targets the NMDA receptor, Mt. Sinai Hospital and Medical School in New York City is developing ketamine which is in Phase 2 and targets the NMDA receptor, Azevan Pharmaceuticals is developing SRX246 which is in Phase 2 and targets the vasopressin V1A receptor, University of California, San Diego (UCSD) is developing losartan which is in Phase 2 and is an angiotensin receptor blocker (ARB), and Massachusetts General Hospital (MGH) and University of California, San Francisco (UCSF) are developing oxytocin which is in Phase 2 and targets the oxytocin receptor.

Several companies have clinical candidates for which PTSD is being considered as a secondary indication. Johnson and Johnson is developing CERC-501 which is in Phase 2 for depression, targeting the kappa opioid receptor, NeuroRx is developing NRX-101 which is in Phase 2 for bipolar depression and is a combination of ketamine, lurasidone, and d-cycloserine, Roche is developing RG7314 which is in Phase 2 for Autism, Rodin Therapeutics has a preclinical candidate for Alzheimer’s disease that targets histone deacetylase 2 (HDAC2 gene product), SpringWorks Therapeutics is developing PF-04457845 which is in Phase 2 for osteoarthritis and targets fatty acid amide hydrolase (FAAH).

In addition, approved medications that are used off-label for the treatment of PTSD include: anti-depressants, such as nefazodone and trazodone; the antihistamine cyproheptadine; and certain atypical antipsychotics, such as olanzapine and risperidone.

Additionally, a number of companies are developing prescription medicines for agitation in Alzheimer’s, including Otsuka/Lundbeck (Rexulti® or brexpiprazole), Avanir/Otsuka (deudextromethorphan), Axsome (dextromethorphan/buproprion) and InterCellular (lumateperone). Rexulti® has completed two pivotal studies in agitation in Alzheimer’s Disease. Deudextromethorphan is in Phase 3 for the treatment of agitation in patients with dementia of the Alzheimer’s type. Dextromethorphan/buproprion is in Phase 3 for the treatment of resistant depression and agitation in patients with Alzheimer’s disease. Lumateperone is in Phase 3 for treating behavioral disturbances associated with dementia.

Although a number of companies are marketing or developing prescription medicines for sleep disorders, including Merck & Co, Purdue Pharma, Eisai, GlaxoSmithKline, Johnson & Johnson and Sage Therapeutics, none of these sleep disorders drugs are approved for PTSD or AAD. Merck is marketing Belsomra® (suvorexant), which is a dual orexin receptor anatomist indicated for insomnia. Purdue and Eisai are developing lemborexant and GlaxoSmithKline is developing SB-649868 which are also dual orexin receptor antagonists. Johnson & Johnson and Minerva Neurosciences are developing seltorexant which is a selective orexin-2 antagonist. Sage Therapeutics is developing SAGE-217 which is a neurosteroid derivative that acts as a positive allosteric modulator of synaptic and extrasynaptic GABA receptors and was recently shown to increase sleep efficiency in a 5-hour phase advance model of insomnia.

Additionally, a number of companies are working on potential vaccines/treatments for smallpox, including Bavarian Nordic, SIGA Technologies and Chimerix. Bavarian Nordic is developing and has submitted an NDA for Imvamune® (or Modified Virus Ankara or MVA), which is a non-replicating vaccinia virus vaccine, which has been approved in other countries. SIGA is developing and has submitted an NDA for Arestvy®/TPOXX® (tecovirimat), which is an antiviral. Chimerix is developing brincidofovir (CMX001), which is an antiviral.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to Tonmya or TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to Tonmya or TNX-102 SL compositions and methods of use. As of February 1, 2018, the patents we are either the owner of record of or own the contractual right to include eight issued U.S. patents and 87 issued non-U.S. patents. We are actively pursuing an additional 16 U.S. patent applications, of which three are provisional and 13 are non-provisional, three international patent applications, and 72 non-U.S./non-international patent applications.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the first non-provisional priority application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the PTO in granting a patent or may be shortened if a patent is terminally disclaimed over another patent.

The term of a U.S. patent that covers an FDA-approved drug or methods of making or using that drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act, is a federal law that encourages new drug research by restoring patent term lost to regulatory delays by permitting a patent term extension of up to five years beyond the statutory 20-year term of the patent for the approved product or its methods of manufacture or use if the active ingredient has not been previously approved in the U.S. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of an NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patent portfolios for our proprietary technology platform and our five most advanced product candidates as of March 1, 2018 are summarized below.

TNX-102 SL – Central Nervous System Conditions

Our patent portfolio for TNX-102 SL include patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as Tonmya for PTSD, and TNX-102 SL for agitation in neurodegenerative conditions, e.g. agitation in Alzheimer’s disease, utilizing these compositions and formulations.

 Certain eutectic compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for Tonmya and TNX-102 SL relating to the Eutectic Technology includes patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating PTSD and other CNS conditions utilizing eutectic CBP compositions and formulations, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patent applications, such as U.S. Patent Application No. 14/214,433. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034 or 2035, excluding any patent term adjustments or extensions.

On March 10, 2017, we received a Notice of Allowance from the USPTO for the U.S. Patent Application No. 14/214,433 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride,” which includes compositions of CBP and methods of manufacturing the eutectic. The U.S. eutectic patent was issued on May 2, 2017 as U.S. Patent No. 9,636,408. The patent claims recite pharmaceutical compositions comprising the eutectic. The patent claims also recite methods of manufacturing the eutectic. Tablets containing CBP and mannitol eutectic have good pharmaceutical stability and manufacturability. A solid eutectic is a form of matter in which two solid crystals co-penetrate each other, such that the inter-molecular space between the units of one crystal lattice are occupied by the other crystal lattice. The distance between the molecular units is not changed.

The unique pharmacokinetic profile of Tonmya and TNX-102 SL, or the PK Technology, was discovered by Tonix and its development partners. The patent portfolio for Tonmya and TNX-102 SL relating to the PK Technology includes patent applications directed to compositions of matter of CBP, formulations containing CBP, methods for treating PTSD, agitation in neurodegenerative conditions, and other CNS conditions utilizing these compositions and formulations. The PK Technology patent portfolio includes U.S. Patent Application No. 13/918,692. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2033, excluding any patent term adjustments or extensions.

On September 13, 2017, we were issued European patent 2,501,234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP. The patent is expected to provide Tonmya with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of Tonmya for PTSD.

On December 15, 2017 we were issued Japanese Patent No. 6259452, “Compositions and Methods for Transmucosal Absorption,” by the JPO relating to the pharmacokinetic profile of Tonmya or TNX-102 SL.

On January 17, 2018, we received a Notice of Allowance from the USPTO for the U.S. Patent Application No. 12/948,828 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. The allowed claims recite a method of using Tonmya’s active ingredient cyclobenzaprine to treat PTSD. The patent, when it issues is expected to provide Tonmya with US market exclusivity until 2030.

On March 1, 2018, we received a Notice of Allowance from the JPO for Japanese Patent Application No. 2016-503239 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride The allowed claims recite pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

TNX-601 — Posttraumatic Stress Disorder

Our patent portfolio for tianeptine oxalate includes U.S. Patent Application No. 15/856,818 and International Patent application PCT/IB2017/001709. It includes claims directed to composition, including pharmaceutical compositions, and methods of use.

TNX-801 — Live HPXV Vaccine for Prevention of Smallpox

We own the rights to develop a potential biodefense technology, TNX-801, a live HPXV that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782. We also own the rights to develop other vaccine candidates against smallpox. With respect to these vaccine candidates, we own U.S. Patent Application No. 14/207,727 and related intellectual property rights. The smallpox vaccine technologies relate to proprietary forms of live HPXV and vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

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

TNX-701 — Radioprotection Biodefense Technology

We own the rights to develop a potential biodefense technology, which is a potential radioprotective therapy. For protection of our intellectual property, we have not disclosed the identity of the new development candidate.

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

Issued Patents

Our current patents owned include:

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan	June 14, 2033

CBP - Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032

Tianeptine - Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2299822 (602009047361.1 in Germany)	Method for Treating Neurocognitive Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30,2029

Selegiline / Disulfiram - AUD

Patent No.	Title	Country / Region	Expiration Date
8,093,300	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	U.S.A.	May 23, 2024
8,481,599	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	U.S.A.	Nov. 4, 2022
2002354017	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Australia	Nov. 4, 2022
2463987	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Canada	Nov. 4, 2022
1441708	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	Austria, Belgium, Denmark, France, Germany, Luxembourg, Monaco, Portugal, Switzerland, U.K.	Nov. 4, 2022
532583	Compositions and Methods for Increasing Compliance with Therapies Using Aldehyde Dehydrogenase Inhibitors and Treating Alcoholism	New Zealand	Nov. 4, 2022

Low Dose CBP

Patent No.	Title	Country / Region	Expiration Date
6,395,788	Methods for Treating Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
6,541,523	Methods for Treating or Preventing Fibromyalgia Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
1202722; ATE299369T1 in Austria; 60021266.1 in Germany; ES 2245944 T3 in Spain	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Hong Kong, Ireland, Luxembourg, Monaco, Portugal	August 11, 2020
1047691	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Hong Kong	August 11, 2020
516749	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	New Zealand	August 11, 2020

Low Dose CBP - GAD

Patent No.	Title	Country / Region	Expiration Date
6,358,944	Methods and Compositions for Treating Generalized Anxiety Disorder	U.S.A.	August 11, 2020

CBP - PTSD

Patent No.	Title	Country / Region	Expiration Date
2501234	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey	November 16, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	September 5, 2034

Eutectic CBP

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand	March 14, 2034

9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	March 14, 2034

Selegiline / Disulfiram – Cocaine Addiction

Patent No.	Title	Country / Region	Expiration Date
631152	Treatment for Cocaine Addiction	Austria, Belgium, Portugal, Denmark, Switzerland	August 31, 2031

Pending Patent Applications

Our current pending patent applications are as follows:

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
15/459,093	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	U.S.A.
14/776,624	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
15/511,287	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia
BR112015022095-9	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Brazil
112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,904,812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China
201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China
14762323.5	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
16106690.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
P-00 2015 06570	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia
P00201702438	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Israel
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
201717013182	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India
2016-503239	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (allowed)	Japan
2017-535609	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan
MX/a/2015/012622	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico
MX/a/2017/003644	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
PI 2017700889	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand
730061	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
515361124	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia
11201701995P	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore
10201707528W	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa
103109816	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
2013274003	Compositions and Methods for Transmucosal Absorption	Australia
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
2,876,902	Compositions and Methods for Transmucosal Absorption	Canada
201380039522.6	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
1515110186.6	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2015 00202	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption	Israel
139/KOLNP/2015	Compositions and Methods for Transmucosal Absorption	India
2017-192713	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2014/015436	Compositions and Methods for Transmucosal Absorption	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
726488	Compositions and Methods for Transmucosal Absorption	New Zealand
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore
106117185	Compositions and Methods for Transmucosal Absorption	Taiwan
2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa

Analogs of CBP

Application No.	Title	Country / Region
62/532,353	Analogs of Cyclobenzaprine	U.S.A.

CBP - PTSD

Application No.	Title	Country / Region
12/948,828	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine (Allowed)	U.S.A.
13103530.6	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong

CBP - Sleep Disorder

Application No.	Title	Country / Region
15/266,035	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

Esreboxetine Salts

Application No.	Title	Country / Region
15/833,973	Salts and Polymorphs of Esreboxetine	U.S.A
PCT/US2017/064944	Salts and Polymorphs of Esreboxetine	PCT

Esreboxetine - Fibromyalgia

Application No.	Title	Country / Region
62/430,864	Salts and Polymorphs of Esreboxetine for the treatment of Fibromyalgia	U.S.A.

Tianeptine - PTSD

Application No.	Title	Country / Region
15/856,818	Tianeptine Oxalate Salts and Polymorphs	U.S.A.
PCT/IB2017/001709	Tianeptine Oxalate Salts and Polymorphs	PCT

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14/207,727	Novel Smallpox Vaccines	U.S.A.

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
15/802,189	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
PCT/US2017/059782	Synthetic Chimeric Poxviruses	PCT

CBP - Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada
12755254.5	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office
2013-557811	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Japan
2016-7041	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Japan
(Issued)
730065	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand

Selegiline / Disulfiram - Cocaine Addiction

Application No.	Title	Country / Region
13/820,338	Treatment for Cocaine Addiction	U.S.A.
2809966	Treatment for Cocaine Addiction	Canada
2011314358	Treatment for Cocaine Addiction	Australia
2013-527062	Treatment for Cocaine Addiction	Japan
10-2013-7008187	Treatment for Cocaine Addiction	Republic of Korea
13114135.2	Treatment for Cocaine Addiction	Hong Kong

Tianeptine Neurocognitive Dysfunction

Application No.	Title	Country / Region
15/064,196	Method for Treating Neurocognitive Dysfunction	U.S.A.

2723688	Method for Treating Neurodegenerative Dysfunction (Allowed)	Canada
17176372.5	Method for Treating Neurodegenerative Dysfunction	European Patent Office

CBP - Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
62/597,284	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.

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

Research and Development

We have approximately 9 employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies.

Manufacturing

We have contracted with third-party cGMP-compliant contract manufacturer organization, or CMOs, for the manufacture of Tonmya and TNX-102 SL drug substances and drug products for investigational purposes, including nonclinical and clinical testing. For Tonmya and TNX-102 SL, we have engaged a cGMP facility for manufacturing of to-be-marketed product for Phase 3 clinical and commercial. Our manufacturing operations are managed and controlled in Dublin, Ireland.

All of our small molecules drug candidates are synthesized using industry standard processes, and our drug products are formulated using commercially available pharmaceutical grade excipients.

Our smallpox-preventing vaccine candidate is a biologic and uses live form of HPXV. Both the drug substance (HPVX and the cell bank) and the drug product (vaccine) will be manufactured by contract cGMP-compliant facilities capable of manufacturing for nonclinical/clinical testing and licensed product.

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

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the United States under the FDCA and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission to the FDA of an NDA for drug products, or a Biologics License Application, or BLA, for biologic products;

●	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with cGMP regulations; and

●	FDA review and approval of the NDA or BLA prior to any commercial marketing, sale or shipment of the drug.

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

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap, or be combined.

●	Phase 1 clinical trials typically involve the initial introduction of the product candidate into healthy human volunteers. In Phase 1 clinical trials, the product candidate is typically tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

●	Phase 2 clinical trials are generally conducted in a limited patient population to gather evidence about the efficacy of the product candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible adverse effects and safety risks. Phase 2 clinical trials, in particular Phase 2b trials, can be undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites.

●	Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. The size of Phase 3 clinical trials depends upon clinical and statistical considerations for the product candidate and disease. Phase 3 clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

New Drug Applications

Assuming successful completion of the required clinical trials, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA also must contain extensive manufacturing information, as well as proposed labeling for the finished product. An NDA applicant must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality product within specifications approved by the FDA. The manufacturer must develop methods for testing the quality, purity and potency of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life. Prior to approval, the FDA will conduct an inspection of the manufacturing facilities to assess compliance with cGMP.

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

Section 505(b) NDAs

There are two types of NDAs: the Section 505(b)(1) NDA, or full NDA, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs for Tonmya for PTSD, and for certain other products, that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. We may need to file a Section 505(b)(1) NDA for certain other products in the future. A full NDA is submitted under Section 505(b)(1) of the FDCA, and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit an NDA under Section 505(b)(2) for Tonmya for PTSD. The FDA may not agree that this product candidate is approvable for PTSD as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required for Tonmya, the time and financial resources required to obtain FDA approval for Tonmya could substantially and materially increase, and Tonmya might be less likely to be approved. If the FDA requires a full NDA for Tonmya, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If CBP-containing products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated Tonmya 505(b)(2) NDA, and we may be required to follow the requirements of Section 505(b)(1).

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

Breakthrough Therapy Designation

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, or FDASIA, was signed. FDASIA Section 902 provides for a new drug designation –Breakthrough Therapy. A Breakthrough Therapy is a drug:

●	intended alone or in combination with one or more other drugs to treat a serious or life-threatening disease or condition; and

●	preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

In December 2016, the FDA granted Breakthrough Therapy designation to Tonmya for the treatment of PTSD. The Breakthrough Therapy designation request was submitted based on the preliminary clinical evidence of Tonmya on military-related PTSD in the AtEase study.

Breakthrough Therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The benefits of Breakthrough Therapy designation include the eligibility for priority review of the NDA in about six months instead of 10 months after submission and rolling submission of completed portions of the NDA, in addition to an organizational commitment involving FDA’s senior managers contributing significant guidance. The FDA is committing to provide us timely advice and interactive communications related to the design and efficient execution of our Breakthrough Therapy development program.

Material Threat Medical Countermeasures

In 2016, the 21st Century Cures Act, or Act, was signed into law to support ongoing biomedical innovation. One part of the Act, Section 3086, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for “material threat medical countermeasures.” The Act defines such countermeasures as drugs or vaccines intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, and botulism. A priority review voucher can be applied to any other product application; it shortens the FDA review timeline for a new application from 10-12 months to 6 months. The recipient of a priority review voucher may transfer it. We intend to seek a priority review voucher for TNX-801 licensure as a material threat medical countermeasure. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed.

Other Regulatory Requirements

Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including cGMPs. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

●	record-keeping requirements;

●	reporting of adverse experiences with the drug;

●	providing the FDA with updated safety and efficacy information;

●	reporting on advertisements and promotional labeling;

●	drug sampling and distribution requirements; and

●	complying with electronic record and signature requirements.

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

Coverage and Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our product candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

Other Healthcare Laws

Because of our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors, we will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business, including our clinical research, proposed sales, marketing and educational programs. Failure to comply with these laws, where applicable, can result in the imposition of significant civil penalties, criminal penalties, or both. The U.S. laws that may affect our ability to operate, among others, include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; certain state laws governing the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

The Impact of New Legislation and Amendments to Existing Laws

 The FDCA is subject to routine legislative amendments with a broad range of downstream effects. In addition to new legislation, such as the FDA Reauthorization Act of 2017 or the FDASIA in 2012, Congress introduces amendments to reauthorize drug user fees and address emerging concerns every five years. We cannot predict the impact of these new legislative acts and their implementing regulations on our business. The programs established or to be established under the legislation may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. In addition, the FDA’s regulations, policies and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and our products. Additionally, the current legislative authority for the Prescription Drug User Fee Act expired in September 2017. The requirements and changes imposed by the legislation to reauthorize the act may make it more difficult, and more costly, to obtain and maintain approval for new pharmaceutical products, or to produce, market and distribute existing products. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations will change, or what the impact of such changes, if any, may be.

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of March 1, 2018, we had 14 full-time employees, of whom five hold M.D. or Ph.D. degrees. We have nine employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Corporate Information

We lease the space for our principal executive offices, which are located at 509 Madison Avenue, Suite 306, New York, New York 10022, and our telephone number is (212) 980-9155. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com. We do not incorporate the information on our websites into this annual report, and you should not consider such information part of this annual report.

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

We and our prospects should be examined in light of the risks and difficulties frequently encountered by new and early-stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of our product candidates that currently have no market acceptance, our ability to establish and expand our brand name, our ability to expand our operations to meet the commercial demand of our clients, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

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

We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical and nonclinical testing, and clinical study activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA; establishing manufacturing, sales, and marketing arrangements with third parties; successfully commercializing our products; establishing a favorable competitive position; and raising sufficient funds to finance our activities. Many of these factors will depend on circumstances beyond our control. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a development-stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical and nonclinical testing and clinical studies of our clinical-stage product candidate, Tonmya for PTSD. We have not yet obtained regulatory approvals for Tonmya or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	delays in the commencement, enrollment and timing of clinical studies;

●	the success of our clinical studies through all phases of clinical development, including studies of our most advanced product candidate, Tonmya for PTSD;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidate Tonmya for PTSD or any of our other product candidates in the United States and foreign jurisdictions;

●	potential nonclinical toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of REMS, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims;

 Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

RISKS RELATED TO PRODUCT DEVELOPMENT, REGULATORY APPROVAL, MANUFACTURING AND COMMERCILAIZATION

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, Tonmya, in Phase 3 development for the treatment of PTSD, and the success of our business currently depends on its successful development, approval and commercialization. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance of Tonmya. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

As we have no approved products on the market, we do not expect to generate any revenues from product sales in the foreseeable future, if at all.

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

We are largely dependent on the success of our clinical-stage product candidate, Tonmya for PTSD, and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

Tonmya has not completed the clinical development process; therefore, we have not yet submitted an NDA or foreign equivalent or received marketing approval for this product candidate anywhere in the world. The clinical development program for Tonmya for PTSD may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or foreign regulatory authorities because our clinical studies fail to demonstrate to their satisfaction that this product candidate is safe and effective or a clinical program may be put on hold due to unexpected safety issues. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical study process. Any failure or delay in completing clinical studies or obtaining regulatory approvals for Tonmya for PTSD in a timely manner would have a material adverse impact on our business and our stock price.

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

In order to obtain FDA approval to market a new pharmaceutical product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical studies. Conducting clinical studies is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays associated with products for which we are directly conducting clinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of clinical studies may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under cGMP, for use in clinical studies; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients; modification of clinical study protocols; changes in regulatory requirements for clinical studies; the lack of effectiveness during clinical studies; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical studies due to the ITB responsible for overseeing the study at a particular study site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

The results from early clinical studies are not necessarily predictive of results obtained in later clinical studies. Accordingly, even if we obtain positive results from early clinical studies, we may not be able to confirm the results in future clinical studies. For example, in a Phase 3 trial for a product candidate for fibromyalgia, we were not able replicate the results we received from the Phase 2b trial for this product candidate, and as a result discontinued this program. Clinical studies may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and nonclinical testing and clinical studies, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates small molecule chemical entities as drugs, subject to an NDA under the FDCA. The FDA applies the same standards for biologics, requiring an IND application, followed by a Biologic License Application, or BLA, prior to licensure. Other products, such as vaccines, are also regulated under the Public Health Service Act. FDA has conflated the standards for approval of NDAs and BLAs so that they require the same types of information on safety, effectiveness, and CMCs. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical and nonclinical testing and clinical studies of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical studies. We or our collaborators must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical, nonclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, and in the case of biologics also potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

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

If we, our collaborators, or our CMOs fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical studies, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of an NDA or BLA in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs or BLAs: six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA or BLA is approved.

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

We have limited experience in completing a Phase 3 clinical study and have never submitted an NDA before, and may be unable to do so for Tonmya or other product candidates we are developing.

We initiated a Phase 3 study in military-related PTSD in the first quarter of 2017. As this study is intended to provide efficacy and safety evidence to support marketing approval by the FDA, it is considered a pivotal, confirmatory or registration, study. The conduct of pivotal clinical studies and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development and clinical testing of drug candidates and the commercialization of drug, we have conducted only one pivotal clinical study before (the AFFIRM study in fibromyalgia participants), have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete this planned clinical study in a way that leads to NDA submission and approval of Tonmya and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies would prevent or delay commercialization of Tonmya and other product candidates we are developing.

Our product candidates may cause SAEs or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

SAEs or undesirable side effects from Tonmya or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical studies, including Tonmya, may show that our product candidates cause SAEs or undesirable side effects, which could interrupt, delay or halt clinical studies, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If Tonmya or any of our other product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

●

regulatory authorities may impose a clinical hold or risk evaluation and mitigation strategies, or REMS, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;

●

regulatory authorities may require the addition of statements, specific warnings, or contraindications to the product label, or restrict the product’s indication to a smaller potential treatment population;

●	we may be required to change the way the product is administered or conduct additional clinical studies;

●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;

●	we may be required to limit the participants who can receive the product;

●	we may be subject to limitations on how we promote the product;

●	we may, voluntarily or involuntarily, initiate field alerts for product recall, which may result in shortages;

●	sales of the product may decrease significantly;

●	regulatory authorities may require us to take our approved product off the market;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

If a competing drug shows efficacy in military-related PTSD prior to the FDA approval of Tonmya or if Tonmya fails to confirm the results of the AtEase Phase 2 study in showing activity in military-related PTSD in the Phase 3 HONOR study, then the FDA may rescind the Breakthrough Therapy designation.

In December 2016, the FDA granted Tonmya for PSTD Breakthrough Therapy designation based on several factors, including that Tonmya has the potential to be an improvement over existing therapies for military-related PTSD. If another therapy is shown to be effective in military-related PTSD before FDA approval of Tonmya, then the FDA may rescind the designation. In addition, if Tonmya fails to confirm the activity from the AtEase study in treating military-related PTSD, then the FDA may rescind the Breakthrough Therapy designation.

Breakthrough Therapy designation for Tonmya may not lead to faster development or regulatory processes nor does it increase the likelihood that Tonmya will receive marketing approval for PTSD.

There is no guarantee that the receipt of Breakthrough Therapy designation will result in a faster development, review or approval process for Tonmya for PTSD or increase the likelihood that Tonmya will be granted marketing approval for PTSD. In some cases, the development program for the Breakthrough Therapy could be shorter than for other drugs intended to treat the disease being studied. However, the FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug is safe, effective and meets the statutory standard for approval. Breakthrough Therapy designation does not change the standards for approval. If a clinical development program granted Breakthrough Therapy designation does not continue to meet the criteria, the FDA may rescind the designation.

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

If we are unable to file for approval of Tonmya under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore reduce the development time. We held a pre-IND meeting with the FDA in October 2012 to discuss the development of Tonmya in PTSD. Following the results of the AtEase Study, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in August 2016 to discuss our most advanced development program, in which we are developing Tonmya for the treatment of PTSD. In March 2017, we had our initial Cross-disciplinary Breakthrough Therapy meeting with the FDA to discuss ways to expedite the development and NDA submission of Tonmya. Although our interactions with the FDA have encouraged our efforts to continue to develop Tonmya for PTSD, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. The timeline for filing and review of our NDA for Tonmya for PTSD is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

We may not be able to realize a shortened development timeline for Tonmya for PTSD, and the FDA may not approve our NDA based on their review of the submitted data. If CBP-containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for Tonmya, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

●	cost-effectiveness;

●	the safety and effectiveness of our products, including any significant potential side effects (including drowsiness and dry mouth), as compared to alternative products or treatment methods;

●	the timing of market entry as compared to competitive products;

●	the rate of adoption of our products by doctors and nurses;

●	product labeling or product insert required by the FDA for each of our products;

●	reimbursement policies of government and third-party payors;

●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and

●	unfavorable publicity concerning our products or any similar products.

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

Because we have limited financial and human resources, we are currently focusing on the regulatory approval of Tonmya for PTSD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS; COMPETITION

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2017 with respect to our ability to continue as a going concern.

In their report dated March 9, 2018, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses since inception, have a negative cash flow from operations, and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next 12 months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	successful commercialization of our product candidates;

●	the time and costs involved in obtaining regulatory approval for our product candidates;

●	costs associated with protecting our intellectual property rights;

●	development of marketing and sales capabilities;

●	payments received under future collaborative agreements, if any; and

●	market acceptance of our products.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On September 28, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15,000,000 of our common stock. Upon the execution of the Purchase Agreement, we issued 73,039 shares of common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time through March 2020. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current drug product candidate, Tonmya, can extend up to three and one-half years.

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

We compete with established pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the same or similar indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, obtaining FDA approval for products more rapidly, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in treatments or cures superior to any therapy we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

There can be no assurance that any of our product candidates will be accepted by the marketplace as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that physicians and patients will accept our product(s) as a treatment of choice.

Furthermore, the pharmaceutical research industry is diverse, complex, and rapidly changing. By its nature, the business risks associated therewith are numerous and significant. The effects of competition, intellectual property disputes, market acceptance, and FDA regulations preclude us from forecasting revenues or income with certainty or even confidence.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY RIGHTS AND REGULATORY EXCLUSIVITY

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

In addition, the PTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the innovations specifically exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

Third parties may also assert that our patents are invalid in patent office administrative proceedings. These proceedings include oppositions in the European Patent Office and inter partes review and post-grant review proceedings in the PTO. The success rate of these administrative challenges to patent validity in the United States is higher than it is for validity challenges in litigation.

Interference or derivation proceedings brought before the PTO may be necessary to determine priority of invention with respect to innovations disclosed in our patents or patent applications. During these proceedings, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference or derivation proceeding may result in substantial costs and distraction to our management.

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

GENERAL COMPANY-RELATED RISKS

If preclinical and nonclinical testing or clinical studies for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

We rely and expect to continue to rely on third parties, including contract research organizations, or CROs, and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical and nonclinical testing and clinical studies involving our product candidates. We have less control over the timing and other aspects of these preclinical and nonclinical testing activities and clinical studies than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical and nonclinical testing and clinical studies on our anticipated schedule or, for clinical studies, consistent with a clinical study protocol. Delays in preclinical and nonclinical testing, and clinical studies could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical studies may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical studies can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical study;

●	reaching agreement on acceptable terms with prospective CROs and study sites;

●	developing a stable formulation of a product candidate;

●	manufacturing sufficient quantities of a product candidate; and

●	obtaining institutional review board, or IRB, approval to conduct a clinical study at a prospective site.

Once a clinical study has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

●	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical studies;

●	failure to conduct clinical studies in accordance with regulatory requirements;

●	lower than anticipated recruitment or retention rate of patients in clinical studies;

●	inspection of the clinical study operations or study sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	lack of adequate funding to continue clinical studies;

●	negative results of clinical studies;

●	investigational drug product out-of-specification; or

●	nonclinical or clinical safety observations, including adverse events and SAEs.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. In addition, our clinical studies, including our ongoing Phase 3 HONOR study in military-related PTSD, will require a sufficiently large number of test subjects to evaluate the effectiveness and safety of Tonmya. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical studies may be delayed or we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

As we advance our product candidates through preclinical and nonclinical testing and clinical studies, and develop new product candidates, we will need to increase our product development, scientific, regulatory and compliance and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees with the expertise and experience we will require;

●	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

●	develop a marketing, distribution and sales infrastructure in addition to a post-marketing surveillance program if we seek to market our products directly; and

●	continue to improve our operational, manufacturing, quality assurance, financial and management controls, reporting systems and procedures.

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

We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We intend to rely on CMOs to manufacture some or all of our product candidates in clinical studies and our products that reach commercialization. Completion of our clinical studies and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. We have contracted with outside sources to manufacture our development compounds, including Tonmya. If, for any reason, we become unable to rely on our current sources for the manufacture of our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for nonclinical, preclinical, clinical, and commercial purposes. Although we are in discussions with other manufacturers we have identified as potential alternative CMOs of Tonmya, we may not be successful in negotiating acceptable terms with any of them.

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

Such third-party manufacturers must be inspected by FDA for cGMP compliance before they can produce commercial product. We may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

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

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration, or DEA, and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under Federal drug laws, other government regulations and corresponding foreign standards. If we or our third-party manufacturers fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure by the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

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

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the government or third-party payors, the market for our products will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. Recent proposals to change the health care system in the United States have included measures that would limit or eliminate payments for medical products and services or subject the pricing of medical treatment products to government control. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors may not reimburse sales of our products or enable our collaborators to sell them at profitable prices.

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

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates;

•	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

•	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and

•	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any drug candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The PPACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Recent efforts to repeal, modify or delay implementation of the ACA have resulted in some level of success. If the PPACA is repealed or further modified, or if implementation of certain aspects of the PPACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the PPACA on us at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If Tonmya or any of our other product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;

●	reduced protection for intellectual property rights, including trade secret and patent rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires; and

●	difficulty in importing and exporting clinical study materials and study samples.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we may be subject to costly and damaging product liability claims brought against us by clinical study participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. While we currently carry clinical study insurance and product liability insurance, we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

We may be unsuccessful in obtaining a priority review voucher for material threat medical countermeasures.

In 2016, the 21st Century Cures Act, or the Act, was signed into law to support ongoing biomedical innovation. One part of the Act, Section 3086, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for “material threat medical countermeasures.” The Act defines such countermeasures as drugs or vaccines intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, and botulism. A priority review voucher can be applied to any other product; it shortens the FDA review timeline for a new application from 10-12 months to 6 months. The recipient of a priority review voucher may transfer it.

We intend to seek a priority review voucher for TNX-801 as a material threat medical countermeasure. However, the structure of voucher programs limits the number of medical countermeasures eligible for a priority review voucher. Further, the medical countermeasure must qualify for priority review in order to be eligible and may not include any commercially approved indication. Moreover, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed. As such, the market for the TNX-801 will be limited if we are successful in obtaining a priority review voucher, assuming that the Priority Review Voucher Program is in effect at the time TNX-801 is available for licensing.

There may not be market interest in TNX-801.

The government is the only market for most medical countermeasures. This is because unlike other drugs and vaccines, these products are not sold to doctors, hospitals, or pharmacies. The BioShield Special Reserve Fund, or SRF, has been the sole medical countermeasures market for the last decade; a 10 year advance appropriation of $5.6 billion was available to procure successful candidate medical countermeasures. The SRF expired in 2013 and all funds were used to add 12 new medical countermeasures to the national stockpile. Congress reauthorized the SRF but adequate funding has not yet followed; the SRF is now appropriated annually and has not kept pace with the need for purchasing products ready for stockpiling. Further, similar products are being developed by other companies, such as Bavarian Nordic, which is developing Modified Virus Ankara, or MVA, which may compete with TNX-801. As such, even if TNX-801 were to receive FDA licensure, the commercial success of TNX-801 remains uncertain.

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

The TNX-801 vaccine candidate is a live form of HPXV. We have initiated vaccine-manufacturing activities to support further nonclinical testing of TNX-801. While it is potentially safer and possibly better tolerated than existing smallpox-preventing vaccines, the production and storage of the synthesized HPXV virus stock may carry risk of infection and harm to individuals. HPXV, an equine disease caused by a virus and characterized by eruptions in the mouth and on the skin, is believed to be eradicated. No true HPXV outbreaks have been reported since 1976, at which time the United States Department of Agriculture obtained the viral sample used for the sequence published in 2006 that allowed the synthesis of TNX-801.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	announcements of technological innovations or new products by us or our competitors;

●	announcement of FDA approval, disapproval or delay of approval of our product candidates or other product-related actions;

●	developments involving our discovery efforts and clinical studies;

●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;

●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;

●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;

●	changes in government regulation of the pharmaceutical or medical industry;

●	changes in the reimbursement policies of third party insurance companies or government agencies;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;

●	changes in accounting principles; and

●	the loss of any of our key scientific or management personnel.

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

As of March 1, 2018, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 20.33% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.

Provisions in our articles of incorporation, our bylaws, and under Nevada law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our articles of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

●      advance notification procedures for matters to be brought before stockholder meetings

●      a limitation on who may call stockholder meetings

●      a limitation on the removal of directors

●      the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote

We are also subject to provisions of Nevada law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns 10 percent or more of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors and stockholders.

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2017.

ITEM 2 – PROPERTIES

We maintain our principal office at 509 Madison Avenue, Suite 306, New York, New York 10022. Our telephone number at that office is (212) 980-9155 and our fax number is (212) 923-5700. On February 11, 2014, we entered into a lease amendment and expansion agreement, whereby we agreed to lease additional premises for office space, commencing May 1, 2014 and expiring on April 30, 2019. In connection therewith, we executed a letter of credit, which has a remaining balance of $89,040 as of December 31, 2017, and we deposited such amount into the restricted cash account maintained at the bank that issued the letter of credit. Including the additional premises, the total square footage of our principal office space is approximately 4,800.

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

On June 19, 2015, we entered into a lease for approximately 2,450 square feet of office space in Dublin, Ireland, whereby we agreed to lease premises, commencing June 1, 2015 and expiring on May 31, 2018. During August 2017, in an effort to reduce operating costs, we terminated this lease and exited the premises in November 2017.

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

On August 22, 2017, we entered into a lease for approximately 450 square feet of office space in Dublin, Ireland, whereby we agreed to lease premises, commencing November 20, 2017 and expiring on November 30, 2018. In connection therewith, we paid a security deposit of $7,067.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2018	$458
2019	181
$639

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

	Fiscal Year 2017
	High	Low
First Quarter	$9.40	$3.30
Second Quarter	$5.81	$3.80
Third Quarter	$4.77	$2.85
Fourth Quarter	$4.99	$3.31

	Fiscal Year 2016
	High	Low
First Quarter	$79.54	$22.00
Second Quarter	$37.70	$18.40
Third Quarter	$28.00	$6.90
Fourth Quarter	$8.50	$3.52

On March 7, 2018, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $3.59 per share. On March 7, 2018, there were 106 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	401,724	$39.81	1,185,702
Equity compensation plans not approved by stockholders	—	—	—
Total	401,724	$39.81	1,185,702

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.”.

Business Overview

Tonix is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and to improve biodefense through the development of potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

In June 2017, the U.S. Food and Drug Administration, or FDA, conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. The FDA’s final approval of Tonmya as a name for TNX-102 SL for the treatment of PTSD is subject to an New Drug Application, or NDA, approval. A request for review of Tonmya as the proposed name for TNX-102 SL for the management of fibromyalgia has been withdrawn at the FDA. The U.S. Patent and Trademark Office, or PTO, has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. TNX-102 SL is also being developed as a treatment for agitation in Alzheimer’s disease, or AAD. The FDA has designated Tonmya a Breakthrough Therapy for the treatment of PTSD.

Our therapeutic strategy in PTSD is supported by results from a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. We reported topline results from the AtEase study in May 2016. In the AtEase study, participants experienced their index trauma during military service in 2001 or later and had a baseline Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, score of 29 or higher and were randomized in a 2:1:2 ratio to Tonmya 2.8 mg, Tonmya 5.6 mg (2 x 2.8 mg tablets), or placebo sublingual tablets at bedtime daily for 12 weeks, respectively. This study was conducted at 24 U.S. centers and enrolled 231 participants in the modified intent-to-treat population. The primary objective of the AtEase study was to evaluate the efficacy and safety of Tonmya in the treatment of military-related PTSD. The primary efficacy endpoint was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with Tonmya and those receiving placebo. The CAPS-5 scale is a standardized structured clinician interview and is considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD.

AtEase was adequately designed to evaluate whether a 2.8 mg dose would be efficacious, which would have provided an opportunity for this study to be used as one of the two pivotal efficacy studies required to support approval of Tonmya for the treatment of PTSD. Although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint. The 5.6 mg dose had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by MMRM with MI analysis (p-value = 0.031), even though this arm of the study, by design, included only approximately half the number of participants of the 2.8 mg and placebo arms. Tonmya demonstrated a dose-effect on multiple efficacy and safety measurements in the AtEase study.

 In the AtEase study, Tonmya was well tolerated and the participant retention rate was 73% on placebo, 79% on Tonmya 2.8 mg and 84% on Tonmya 5.6 mg. Four distinct SAEs were reported in the study; three were in the placebo group, and one (proctitis/peri-rectal abscess,) in the Tonmya arm, which was determined to be unrelated to Tonmya. The most common not dose-related adverse events were mild and transient local administration site conditions and of these oral hypoaesthesia, or numbness, was the most frequent and occurred in 39% of participants treated with the 2.8 mg dose and 36% of the participants treated with the 5.6 mg dose, compared to 2% of the participants receiving placebo. Oral paresthesia, or tingling, occurred in 16% of participants treated with the 2.8 mg dose and 4% of participants treated with the 5.6 mg dose, compared to 3% of the participants receiving placebo. Glossodynia, or a burning or stinging sensation in the mouth, occurred in 3% of participants treated with the 2.8 mg dose and 6% of participants treated with the 5.6 mg dose, compared to 1% of participants receiving placebo.

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

Retrospective analysis of the AtEase study suggested that the subset of participants with CAPS-5 score of 33 or higher at baseline (80% of AtEase population) was equivalent to the population of PTSD subjects studied in prior FDA registration studies of paroxetine and sertraline using older versions of the CAPS. The effect size (Cohen’s d) of the PTSD symptom improvement by CAPS-5 in this subset, comparing Tonmya 5.6 mg with placebo, was larger at 0.53 than the effect size in the full set with CAPS-5 score of 29 or higher at baseline, 0.36. To confirm this efficacy evidence, our ongoing Phase 3 program is enrolling participants with baseline CAPS-5 score of 33 or higher. The beneficial effects of Tonmya 5.6 mg were preserved in the subgroup with PTSD from combat traumas (85% of AtEase population). Also, continuing remission (i.e. satisfying remission criterion of a CAPS-5 score less than 11 at both week 8 and week 12) was observed in 21% of participants in the Tonmya 5.6 mg group as compared to 5.2% of participants in the placebo group (p = 0.02, logistic regression). The AtEase study supported the hypothesized mechanism of sleep quality improvement, since additional retrospective analyses showed that in the subset of participants with CAPS-5 score of 33 or higher, sleep improvement at week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at week 12 in the Tonmya 5.6 mg group (p = 0.01, linear regression).

On December 16, 2016, the FDA designated Tonmya a Breakthrough Therapy for the treatment of PTSD based on data derived from a population with military-related PTSD in the AtEase study.

We received FDA agreement of the first Phase 3 study design in January 2017. We commenced the HONOR study, a randomized, double-blind placebo-controlled Phase 3 study of Tonmya in approximately 550 participants with military-related PTSD in the first quarter of 2017. This study is an adaptive design study based on the results of the Phase 2 AtEase study. The study design is very similar to the Phase 2 AtEase study, except there will be one unblinded interim analysis, or IA, and the involvement of the independent data monitoring committee, or IDMC, to review unblinded IA results. The IDMC will make a recommendation to continue as planned, to continue but increase the number of recruited participants or to stop for success. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) is investigated and the entrance criterion is CAPS-5 ≥ 33 in this Phase 3 study. The IA will be conducted when approximately 50% of the initially planned participants (approximately 275 participants) are randomized. The HONOR study is being conducted at approximately 40 U.S. sites. As in the case of the AtEase study, the primary efficacy endpoint of the HONOR study is the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale between those treated with Tonmya 5.6 mg and those receiving placebo.

At the Initial Cross-disciplinary Breakthrough Therapy meeting on March 9, 2017, the FDA confirmed that a single-study NDA approval is possible if the topline data of the Phase 3 HONOR study is statistically persuasive and no additional abuse and dependency study is necessary to support the NDA filing.

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

On September 7, 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the Tonmya NDA and commercial product.  We received the FDA formal minutes from that meeting in October 2017 that reflect our readiness to manufacture Tonmya commercial product at production scale if a single-study NDA can be submitted based on the HONOR study. This is critical to the successful launch of a potentially improved treatment option for PTSD patients, especially those with military-related PTSD. In principle, our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

 On September 13, 2017, we were issued European patent 2,501,234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP. The patent is expected to provide Tonmya with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of Tonmya for PTSD.

On November 6, 2017, we held a pre-IND meeting with the FDA to discuss our proposed development of TNX-102 SL for the treatment of Agitation in Alzheimer’s Disease. We received the formal minutes from that meeting in December 2017 that reflect that Tonix has the data needed to file an IND to support a potentially pivotal efficacy study. We plan to submit the TNX-102 SL IND for agitation in Alzheimer’s disease by the end of March 2018.

On December 15, 2017 we were issued Japanese Patent No. 6259452, “Compositions and Methods for Transmucosal Absorption,” by the Japanese Patent Office (JPO) relating to the pharmacokinetic profile of Tonmya, or TNX-102 SL.

On January 23, 2018, we were issued a Notice of Allowance from PTO for U.S. Patent Application 12/948,828, “Methods and compositions for treating symptoms associated with PTSD using Cyclobenzaprine”. This patent protects the use of Tonmya for the treatment of PTSD as well as its active ingredient CBP for the treatment of PTSD. A Notice of Allowance signifies that we will be entitled to receive patent protection until 2030 in the U.S. for the allowed claims when the patent is issued. This method of use patent for Tonmya extends upon previously granted patents related to the composition of matter (U.S. Patent No. 9,636,408) and the active ingredient in Tonmya (European Patent No. 2,501,234) as described above.

On March 1, 2018, we received a Notice of Allowance from the JPO for Japanese Patent Application No. 2016-503239 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride The allowed claims recite pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

We also have a pipeline of other drug and biologic candidates, including two pre-IND candidates, TNX-601 (tianeptine oxalate) for PTSD and TNX-801, a potential smallpox-preventing vaccine, an IND candidate, TNX-301, a potential treatment for AUD, and TNX-701, a biodefense development program for protection from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the daytime treatment for PTSD. We have discovered a novel salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Leveraging our development expertise in PTSD, TNX-601 is being developed as a first-line monotherapy for PTSD for daytime use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya. On April 19, 2016, we were issued U.S. patent 9,314,469 B2 “Method for treating neurocognitive dysfunction” which includes using tianeptine for cognitive dysfunction associated with corticosteroid use. We intend to develop TNX-601 under Section 505(b)(1) of the FDCA as a potential daytime treatment for PTSD and cognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.

TNX-801 is a novel potential smallpox-preventing vaccine based on a live synthetic version of HPXV grown in cell culture. Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada in collaboration with us, synthesized the HPVX, which demonstrated protective vaccine activity in mice, using a model of lethal vaccinia infection (Noyce RS, et. al. 2018 PLoS ONE 13(1)). We are developing TNX-801 as a potential smallpox-preventing vaccine for widespread immunization and for the U.S. strategic national stockpile. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique virulence properties that we believe may suggest lower toxicity and potential safety advantages over existing vaccinia-based vaccines, which have been associated with adverse side effects such as myopericarditis. We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan, e.g., the application of the Animal Rule, or conducting active comparator study using ACAM2000, to establish the safety and effectiveness evidence to support the licensure TNX-801. In the 1970s, vaccination against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent-based exclusivity is provided under the Patient Protection and Affordable Care Act, or PPACA. It is unknown if a replacement for the repeal of the Affordable Care Act, if enacted, would contain the 12-year exclusivity provision. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon FDA approval. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed. We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

TNX-301 is a fixed-dose CDP containing two FDA-approved drugs, disulfiram and selegiline. We intend to develop TNX-301 CDP under Section 505(b)(2) of the FDCA as a potential treatment for AUD, and we have commenced development work on TNX-301 formulations. A pre-IND meeting was held in February 2016 to discuss the clinical development program of TNX-301 for AUD. At that meeting, the FDA advised us the nonclinical studies required for this CDP IND application to support the initiation of the first-in-man study with TNX-301. IND planning activities are underway.

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

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for PTSD, but we also expend effort on our other pipeline programs, including TNX-601, TNX-801 and TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Fiscal year Ended December 31, 2017 Compared to Fiscal year Ended December 31, 2016

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2017 were $13.3 million, a decrease of $15.2 million, or 53%, from $28.5 million for the fiscal year ended December 31, 2016. This decrease is predominately due to the discontinuation of development work related to the episodic tension-type headache and fibromyalgia programs. In 2017, we incurred $7.9 million, $0.3 million and $1.3 million in clinical, non-clinical, and manufacturing, respectively, as compared to $16.4 million, $1.4 million and $3.3 million in 2016, respectively. Costs related to product development decreased to $0 for the fiscal year ended December 31, 2017 from $0.3 million for the fiscal year ended December 31, 2016, a decrease of $0.3 million, or 100%. The decrease is primarily due to the reduction in active clinical trials.

Compensation-related expenses decreased to $2.1 million for the fiscal year ended December 31, 2017, from $4.5 million for the fiscal year ended December 31, 2016, a decrease of $2.4 million, or 53%. Cash compensation-related expenses were $1.7 million for the fiscal year ended December 31, 2017, a decrease of $1.9 million, or 53%, from $3.6 million for the fiscal year ended December 31, 2016. The decrease was primarily a result of personnel decreases during 2016. We incurred $0.4 million in stock-based compensation in connection with the vesting of stock options in 2017, which were previously issued to officers and consultants, as compared to $0.9 million in stock-based compensation in 2016. Regulatory and legal costs decreased to $0.9 million for the fiscal year ended December 31, 2017, from $1.3 million for the fiscal year ended December 31, 2016, a decrease of $0.4 million, or 31%. The decrease in regulatory and legal costs is primarily due to the reduction in active trials.

Travel, meals and entertainment costs increased to $0.6 million for the fiscal year ended December 31, 2017, from $0.5 million for the fiscal year ended December 31, 2016, an increase of $0.1 million, or 20%. Travel, meals and entertainment costs include travel related to clinical development, including investigator meetings and medical-related conferences. Such activities increased in 2017 as compared to 2016 related to recruitment for the ongoing Honor study. Other research and development costs were $0.2 million for the fiscal year ended December 31, 2017, after offsetting an insurance refund received of $0.2 million, from $0.8 million for the fiscal year ended December 31, 2016, a decrease of $0.6 million, or 75%. The decrease is primarily a result of lower insurance expense as a result of having fewer active trials, as well as lower rent and office-related expenses due to the closure of our San Jose facility. Other research and development costs include rent, insurance and other office-related expenses.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2017 were $8.0 million, a decrease of $2.4 million, or 23%, from $10.4 million incurred in the fiscal year ended December 31, 2016. This decrease is primarily due to a reduction in personnel and professional services.

Compensation-related expenses decreased to $3.3 million for the fiscal year ended December 31, 2017, from $5.2 million for the fiscal year ended December 31, 2016, a decrease of $1.9 million, or 37%. We incurred $1.4 million in stock-based compensation in connection with the employee stock purchase plan and the vesting of restricted stock units and stock options in 2017, which were previously issued to board members, officers, employees and a consultant, as compared to $2.3 million in stock-based compensation in 2016. Cash compensation-related expenses were $1.9 million for the fiscal year ended December 31, 2017, a decrease of $1.0 million, or 34%, from $2.9 million for the fiscal year ended December 31, 2016. The decrease was primarily a result of personnel decreases during 2017 and 2016.

Professional services for the fiscal year ended December 31, 2017 totaled $3.0 million, a decrease of $0.2 million, or 6%, over the $3.2 million incurred for the fiscal year ended December 31, 2016. Of professional services, legal fees totaled $1.1 million for the fiscal year ended December 31, 2017, an increase of $0.1 million, or 10%, from $1.0 million incurred for the fiscal year ended December 31, 2016. The increase was mainly due to SEC filings during 2017. Audit and accounting fees incurred in the fiscal years ended December 31, 2017 and 2016 both amounted to $0.6 million. Investor and public relations fees totaled $0.5 million for the fiscal year ended December 31, 2017, a decrease of $0.5 million, or 50%, from $1.0 million incurred in the fiscal year ended December 31, 2016. The decrease is primarily due to a reduction in external investor and public relations activities as most of these roles were moved internally. Other consulting fees and other professional fees totaled $0.8 million for the fiscal year ended December 31, 2017, an increase of $0.2 million, or 33%, from $0.6 million incurred in the fiscal year ended December 31, 2016. Other professional fees include human resources, finance and corporate consultants. The increase in primarily driven by additional spend on corporate consultants.

Travel, meals and entertainment costs for the fiscal year ended December 31, 2017 were $0.3 million, a decrease of $0.2 million, or 40%, from $0.5 million incurred in the fiscal year ended December 31, 2016. Travel, meals and entertainment costs include travel related to business development and investor relations activities, which were significantly reduced from 2016. Office and other administrative expenses for the fiscal year ended December 31, 2017 were $1.4 million, a decrease of $0.1 million, or 7%, from $1.5 million incurred in the fiscal year ended December 31, 2016. Office and other administrative expenses include rent, depreciation, insurance, business taxes, dues and subscriptions and other office related expenses, which were reduced from 2016 due to less personnel.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2017 was $21.1 million, compared to a net loss of $38.8 million for the year ended December 31, 2016.

Liquidity and Capital Resources

 As of December 31, 2017, we had working capital of $24.3 million, comprised primarily of cash and cash equivalents of $25.5 million and prepaid expenses and other of $0.9 million, offset by $1.3 million of accounts payable and $0.8 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our phase 3 clinical trial of Tonmya in PTSD. For the years ended December 31, 2017 and 2016, we used approximately $19.1 million and $37.3 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a reduction in clinical, non-clinical, manufacturing and regulatory cost activities. For the year ended December 31, 2017, net proceeds from financing activities were $18.5 million, predominately from the sale of our common stock and warrants. In the comparable 2016 period, approximately $20.5 million was raised through the sale of shares of common stock.

 Cash provided by investing activities for the year ended December 31, 2017 and 2016 was approximately $7.2 million and $16.5 million, respectively, both predominately related to the maturity of marketable securities.

We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of 2018, but we not have enough resources to meet our operating requirements for the one-year period from the date of filing of this Form 10-K.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of filing of this Form 10-K. We have the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

Initial Purchase

In addition to the Regular Purchases described above, we had the option, on the first day that we were able to begin selling shares to Lincoln Park under the Purchase Agreement, to direct Lincoln Park to purchase up to 300,000 shares (the “Initial Purchase”), provided, however, that Lincoln Park’s committed obligation under the Initial Purchase could not exceed $1,000,000. Lincoln Park made an initial purchase of 218,340 shares.

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

Through March 1, 2018, we have sold an aggregate of 248,340 shares of common stock, including the initial purchase, under the Purchase Agreement, for gross proceeds of approximately $1.1 million, at an average selling price of $4.56 per share.

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

At-the-Market Offering

On April 28, 2016, we entered into a sales agreement (the “2016 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we could have, from time to time, issued and sold common stock with an aggregate value of up to $15.0 million in at-the-market (“ATM”) sales. On the same day, we filed a prospectus supplement under our existing shelf registration relating to the 2016 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2016 Sales Agreement for a 3% commission on gross proceeds. Our common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.  During the year ended December 31, 2016, we sold 500,889 shares of common stock using the ATM, resulting in net proceeds of $5.4 million, net of expenses of approximately $0.2 million of Cowen’s commission. During the year ended December 31, 2017, we sold an aggregate of 1,486,474 shares of common stock using the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, we sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

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

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will decrease in the near term, as we have taken certain measures to reduce costs in order to preserve cash to fund our activities through at least the end of the ongoing Phase 3 HONOR study in military-related PTSD. Our existing cash is sufficient to fund our operating expenses and planned clinical trial through the end of 2018, but we do not have enough resources to meet our operating requirements for the one-year period from the date of filing of this Form 10-K.

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

In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of our common stock, (ii) earn more than 500,000 shares of our common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with us or any of our subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,280,000 shares of our common stock for future issuance under the terms of the 2017 Plan. As of December 31, 2017, 1,185,702 shares were available for future grants under the 2017 Plan.

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

The weighted-average grant-date fair value of stock options granted was $2.92 in 2017 and $46.58 in 2016.

Stock-based compensation expense relating to options granted of $1.7 million and $2.9 million was recognized for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, we had approximately $0.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.01 years.

Employee Stock Purchase Plan

On June 9, 2014, our Stockholder’s approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of December 31, 2017, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six month offering period. The compensation expense related to the 2014 ESPP for the year ended December 31, 2017 and 2016 was $36,000 and $69,000, respectively. In July 2017, 17,760 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld for the period beginning July 1, 2017.

Restricted Stock Units

In February 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $38.10 at the date of grant, and 5,625 shares of our common stock were issued pursuant to such RSU’s during the year ended December 31, 2017.

In May 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $22.90 at the date of grant, and 4,875 shares of our common stock were issued pursuant to such RSU’s during the year ended December 31, 2017.

Stock-based compensation expense related to RSU grants was $0.1 million and $0.3 million for the year ended December 31, 2017 and 2016, respectively.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $11.2 million at December 31, 2017 for future work to be performed.

Operating leases

Future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2018	$458
2019	181
$639

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, a change in the treatment of operating loss carryforwards as well as other changes. As a result of enactment of the legislation, the Company anticipates a one-time change to its deferred tax assets and related valuation allowance. As the Company has a full valuation allowance such change is not expected to impact the Company’s results of operations or financial position. All impacts of the Tax Act have been measured in the Company’s income tax provision.

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Adoption requires a retrospective approach. During the fourth quarter of 2017, we adopted this guidance and have reclassified certain balances on the consolidated cash flow statement in accordance with this adoption.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retain or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continuing losses and negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York
March 9, 2018

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In Thousands, Except Par Value and Share Amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$25,496	$18,941
Marketable securities-available for sale, at fair value	—	7,180
Prepaid expenses and other	947	1,019
Total current assets	26,443	27,140

Property and equipment, net	91	150

Restricted cash	89	89
Intangible asset	120	120
Security deposits	11	11

Total assets	$26,754	$27,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,296	$872
Accrued expenses	830	1,244
Total current liabilities	2,126	2,116

Deferred rent payable	12	33

Total liabilities	2,138	2,149

Commitments (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 7,830,040 and 3,919,181 shares issued and outstanding as of December 31, 2017 and 2016, respectively, 2,496 shares to be issued as of December 31, 2016	8	4
Additional paid in capital	186,983	166,604
Accumulated deficit	(162,363)	(141,240)
Accumulated other comprehensive loss	(12)	(7)

Total stockholders’ equity	24,616	25,361

Total liabilities and stockholders’ equity	$26,754	$27,510

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2017	2016
COSTS AND EXPENSES:
Research and development	$13,342	$28,533
General and administrative	7,949	10,436
	21,291	38,969

Operating loss	(21,291)	(38,969)

Interest income, net	168	127

NET LOSS	$(21,123)	$(38,842)

Net loss per common share, basic and diluted	$(3.17)	$(15.41)

Weighted average common shares outstanding, basic and diluted	6,665,091	2,521,016

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2017	2016
Net loss	$(21,123)	$(38,842)

Other comprehensive loss:
Foreign currency translation loss	(5)	(17)
Unrealized gain on available for sale securities	—	27
Total other comprehensive (loss) gain	(5)	10

Comprehensive loss	$(21,128)	$(38,832)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2015	1,884,237	$2	$142,675	$(17)	$(102,398)	$40,262
Employee stock purchase plan	4,855	—	167	—	—	167
Issuance of common stock related to restricted stock units	4,200	—	—	—	—	—
Issuance of common stock in May and June 2016 ($24.00 per share), September 2016 ($7.40 per share), and October 2016 ($6.50 per share) net of transaction expenses of $280	500,889	—	5,377	—	—	5,377
Issuance of common stock in June 2016 ($20.00 per share), net of transaction expenses of $916	500,000	1	9,083	—	—	9,084
Issuance of common stock in July 2016 ($20.00 per share, net of transaction expenses of $105	75,000	—	1,395	—	—	1,395
Issuance of common stock in October 2016 ($5.50 per share, net of transaction costs of $585)	950,000	1	4,641			4,642
Stock-based compensation			3,266	—	—	3,266
Foreign currency translation loss	—	—	—	(17)	—	(17)
Unrealized gain on available for sale securities	—	—	—	27	—	27
Net loss	—	—	—	—	(38,842)	(38,842)
Balance, December 31, 2016	3,919,181	$4	$166,604	$(7)	$(141,240)	$25,361

 See the accompanying notes to the consolidated financial statements

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2016	3,919,181	$4	$166,604	$(7)	$(141,240)	$25,361
Employee stock purchase plan	20,256	—	74	—	—	74
Issuance of common stock related to restricted stock units	10,500	—	—	—	—	—
Issuance of common stock in February 2017 ($5.09 per share), March 2017 ($4.50 per share) and April 2017 ($6.55 per share), net of transaction expenses of $280	1,486,474	2	9,060	—	—	9,062
Issuance of common stock in April 2017 ($4.45 per share, net of transaction expenses of $888	2,070,000	2	8,323	—	—	8,325
Issuance of commitment shares in September 2017 ($4.11 per share)	73,039	—	—	—	—	—
Issuance of common stock in exchange for exercise of warrants in April 2017 ($6.30 per share)	2,250	—	14	—	—	14
Issuance of common stock in October 2017 ($4.56 per share, net of transaction expenses of $15)	248,340		1,118	—	—	1,118
Stock-based compensation	—	—	1,790	—	—	1,790
Foreign currency translation loss	—	—	—	(5)	—	(5)
Unrealized gain on available for sale securities	—	—	—	—	—	—
Net loss	—	—	—	—	(21,123)	(21,123)
Balance, December 31, 2017	7,830,040	$8	$186,983	$(12)	$(162,363)	$24,616

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,123)	$(38,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	206
Stock-based compensation	1,790	3,266
Loss on disposal of property and equipment	—	133
Changes in operating assets and liabilities:
Prepaid expenses	72	2,370
Accounts payable	424	(2,185)
Accrued expenses and deferred rent	(361)	(2,261)
Net cash used in operating activities	(19,128)	(37,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(5)	(66)
Maturities of marketable securities	7,174	16,615
Net cash provided by investing activities	7,169	16,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	14	—
Proceeds, net of expenses of $1,183 and $1,866, from sale of common stock	18,505	20,498
Net cash provided by financing activities	18,519	20,498

Effect of currency rate change on cash	(5)	(11)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,555	(277)
Cash, cash equivalents and restricted cash, beginning of the year	19,030	19,307

Cash, cash equivalents and restricted cash, end of year	$25,585	$19,030

Supplemental disclosures of cash flow information:

Non cash financing activities:
Issuance of common stock under employee stock purchase plan	$74	$167

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and to improve biodefense through the development of potential medical counter-measures. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2017, the Company had working capital of approximately $24.3 million, after raising approximately $18.5 million of net proceeds from sales of common stock during the year ended December 31, 2017. At December 31, 2017, the Company had an accumulated deficit of $162.4 million. The Company held cash and cash equivalents of $25.5 million as of December 31, 2017. The Company believes that these resources, will be sufficient to meet its projected operating requirements through the end of 2018 but it does not have enough resources to meet its operating requirements for the one-year period from the date of filing of the 10-K. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to changes the Company may make in its research and development spending plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its direct and indirect wholly owned subsidiaries (hereafter referred to as the “Company” or “Tonix”).

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. Adoption requires a retrospective approach. During the fourth quarter of 2017, the Company adopted this guidance and have reclassified certain balances on the consolidated cash flow statement in accordance with this adoption.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2017 and 2016, cash equivalents, which consisted of money market funds, amounted to $17.3 million and $10 million, respectively. Restricted cash at December 31, 2017 and 2016 of approximately $89,000, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 9).

Marketable securities

Marketable securities consisted primarily of certificates of deposit and corporate, U.S. agency, and U.S. treasury bonds with maturities greater than three months at the time of purchase. These securities, which were classified as available for sale, were carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders’ equity as accumulated other comprehensive (loss) income. As investments are available for current operations, they were classified as current irrespective of their maturities. Amortization of premiums is included in interest income. For the years ended December 31, 2017 and 2016, the amortization of bond premiums totaled $6,000 and $73,000, respectively. As of December 31, 2016, amortized cost basis of the securities approximated their fair value. The values of these securities may fluctuate as a result of changes in market interest rates and credit risk. Marketable securities with a principal balance aggregating $7.2 million and $16.6 matured during the years ended December 31, 2017 and 2016, respectively. There were no marketable securities at December 31, 2017.

Marketable securities owned at December 31, 2017 and 2016, all of which have maturities of 1 year or less as of such date, were as follows (in thousands):

	1 Year or Less

	December 31, 2017	December 31, 2016
U.S. Treasury bond	$—	$2,752
U.S agency bonds	—	1,254
Certificates of deposit	—	3,174
Total	$—	$7,180

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of December 31, 2017, and 2016, the Company believed that no impairment existed.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $64,000 and $133,000, respectively. During December 2016, in an effort to reduce operating costs, the Company exited the San Jose, CA facility. This resulted in the disposal of property and equipment in the amount of $133,000. All remaining property and equipment is located in the United States.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2017, the Company has not recorded any unrecognized tax benefits.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translation

Operations of the Canadian subsidiary are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on available for sale securities	Total
Balance at December 31, 2015	10	(27)	(17)
Other Comprehensive (Loss) Gain	(17)	27	10
Balance at December 31, 2016	(7)	—	(7)
Other Comprehensive Loss	(5)	—	(5)
Balance at December 31, 2017	(12)	—	(12)

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 6).

As of December 31, 2017, and 2016, there were outstanding warrants to purchase an aggregate of 686,673 and 766,533 shares, respectively, of the Company’s common stock (see Note 8). The Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 401,724 and 217,426 were outstanding at December 31, 2017 and 2016, respectively. In addition, at December 31, 2017 and 2016, there were outstanding 0 and 11,250, respectively, unvested RSUs. In computing diluted net loss per share for the years ended December 31, 2017 and 2016, no effect has been given to such options, warrants and RSUs as their effect would be anti-dilutive.

NOTE 3 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2017	2016
	(in thousands)
Property, plant and equipment, net:
Office furniture and equipment	$311	$306
Leasehold improvements	23	23
	334	329
Less: Accumulated depreciation and amortization	(243)	(179)
	$91	$150

Prepaid expenses and other:
Contract-related	$494	$392
Professional fees and other	453	627
	$947	$1,019

Accrued expenses:
Contract-related	$519	$504
Compensation and compensation-related	65	484
Professional fees and other	246	256
	$830	$1,244

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

Level 1:	Observable inputs, such as quoted prices in active markets.

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange-traded instruments. This category includes U.S. government agency-backed debt securities.

Level 3:	Unobservable inputs in which there is little or no market data.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$17,349	$17,349	$—
Marketable securities – available for sale	—	—	—

Total assets	$17,349	$17,349	$—

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$10,006	$10,006	$—
Marketable securities – available for sale	7,180	5,926	1,254

Total assets	$17,186	$15,932	$1,254

Management believes that the carrying value of the Company’s financial instruments, including cash, cash equivalents and accounts payable approximate fair value due to the short-term nature of those investments.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flow:

	December 31,
	2017	2016
	(in thousands)

Cash and cash equivalents	$25,496	$18,941
Restricted cash included in Other assets	89	89
Total	$25,585	$19,030

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

As of December 31, 2017, the Company has sold an aggregate of 248,340 shares of common stock under the Purchase Agreement, for gross proceeds of approximately $1.1 million, at an average selling price of $4.56 per share.

April 2017 financing

In April 2017 pursuant to an underwritten public offering, the Company sold 2,070,000 shares of common stock at $4.45 per share yielding net proceeds of approximately $8.3 million, net of expenses of $0.9 million.

At-the-market offering

During the year ended December 31, 2017, the Company sold an aggregate of 1,486,474 shares of common stock using the at the market (“ATM”), resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, the Company sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company sold 500,889 shares of common stock using the ATM, resulting in net proceeds of $5.4 million, net of expenses of approximately $0.2 million of Cowen’s commission.

June 2016 public offering

In June 2016 pursuant to an underwritten public offering, the Company sold 500,000 shares of common stock at $20.00 per share yielding net proceeds of approximately $9.1 million, net of expenses of $0.9 million.

In July 2016, the Company sold 75,000 shares of common stock at $20.00 per share yielding net proceeds of approximately $1.4 million, net of expenses of $0.1 million, when the above underwriters fully exercised the over- allotment option.

October 2016 public offering

In October 2016 pursuant to an underwritten public offering, the Company sold 950,000 shares of common stock at $5.50 per share yielding net proceeds of approximately $4.6 million, net of expenses of $0.6 million. The underwriter also received warrants to purchase up to an aggregate of 47,361 shares of common stock. Additional warrants to acquire 71,250 shares of common stock for net proceeds of approximately $700 were received when the above underwriters fully exercised the over- allotment option.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 7 – STOCK-BASED COMPENSATION

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 2017 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provides for the issuance of up to 1,280,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 31, 2017, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2017 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of the Company’s common stock, (ii) earn more than 500,000 shares of the Company’s common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with the Company or any of its subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,280,000 shares of its common stock for future issuance under the terms of the 2017 Plan. As of December 31, 2017, 1,185,702 shares were available for future grants under the 2017 Plan.

General

A summary of the stock option activity and related information for the Plans for the years ended December 31, 2017, and 2016 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	165,664	$106.38	8.35	$1,125,299
Grants	69,800	$46.58		—
Exercised	—
Forfeitures or expirations	(18,038)	57.00
Outstanding at January 1, 2017	217,426	$91.33	7.82	$—
Grants	260,000	$4.63		$—
Exercised	—
Forfeitures or expirations	(75,702)	67.04

Outstanding at December 31, 2017	401,724	$39.81	8.35	$—
Vested and expected to vest at December 31, 2017	401,724	$39.81	8.35	$—
Exercisable at December 31, 2017	134,207	$98.25	6.60	$—

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

 The assumptions used in the valuation of stock options granted during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Risk-free interest rate	1.75% to 2.33%	0.85% to 2.25%
Expected term of option	5.0 to 7.91 years	6.0 to 9.06 years
Expected stock price volatility	76.28% to 77.59%	73.46% to 81.59%

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

Stock-based compensation expense relating to options granted of $1.7 million and $2.9 million was recognized for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had approximately $0.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.01 years.

2014 Employee Stock Purchase Plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of December 31, 2017, there were 1,689 shares available for future issuance under the 2014 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2014 ESPP for the years ended December 31, 2017 and 2016 was $36,000 and $69,000, respectively. In July 2017, 17,760 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld for the period beginning July 1, 2017.

In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital.

Restricted stock units

In February 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $38.10 at the date of grant, and 5,625 shares of the Company’s common stock were issued pursuant to such RSU’s during the year ended December 31, 2017.

In May 2017, 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one year vesting from the grant date and a fair value of $22.90 at the date of grant, and 4,875 shares of the Company’s common stock were issued pursuant to such RSU’s during the year ended December 31, 2017.

The following table summarizes the RSU activity for the years ended December 31, 2017 and 2016:

Unvested restricted stock units as of January 1, 2016	4,200
Granted	11,250
Forfeited	—
Vested	(4,200)
Unvested restricted stock units as of January 1, 2017	11,250
Granted	—
Forfeited	—
Vested	(11,250)
Unvested restricted stock units as of December 31, 2017	—

Stock-based compensation expense related to RSU grants was $0.1 million and $0.3 million for the year ended December 31, 2017 and 2016, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were vested and exercisable, at December 31, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$42.50	91,898	August 2018
$120.00	1,080	February 2018
$250.00	2,334	January 2019 to February 2019
	686,673

During the year ended December 31, 2017, 2,250 warrants with an exercise price of $6.30 were exercised. During the year ended December 31, 2017, 33,089 and 44,521 warrants with exercise prices of $250.00 and $120.00, respectively, expired.

In connection with an October 2016 financing, the Company issued to the underwriter warrants to purchase up to an aggregate of 47,361 shares of the Company’s common stock. The warrants are exercisable at $6.90 per share, expire five years from the date of issuance and have a fair value of $2.65. The Company measures the fair value of the issued warrants based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company’s common stock on the date of the fair value determination.

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS

Operating leases

As of December 31, 2017, future minimum lease payments for office space are as follows (in thousands):

Year Ending December 31,
2018	$458
2019	181
$639

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2017 and 2016, rent expense was $0.6 million and $0.7 million, respectively, and as of December 31, 2017 and 2016, deferred rent payable was $32,000 and $44,000, respectively, including the current portion, which at December 31, 2017 and 2016, was $20,000 and $11,000, respectively, which is included in accrued expenses in 2017 and 2016. In December 2016, the Company terminated the lease of the San Jose office. The costs related to the termination of the lease totaled $72,000 and are included in general and administrative expenses in the accompanied consolidated statement of operations for the year ended December 31, 2016.

Research and development agreements

The Company has contracts with various contract research organizations for which there are outstanding commitments aggregating approximately $11.2 million at December 31, 2017 for future work to be performed.

Defined contribution plan

Effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to three percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the years ended December 31, 2017 and 2016, the Company charged operations $0.1 million and $0.3 million, respectively, for contributions under the 401(k) Plan.

NOTE 10 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2017	2016
Foreign	$(20,490)	$(34,124)
Domestic	(633)	(4,718)
Other	$(21,123)	$(38,842)

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, the foreign losses were primarily comprised of $18.9 million related to the Bermudan operations of Tonix Holding Pharma Limited, which included a licensing fee of $2.0 million charged by Tonix Sub pursuant to a licensing agreement with Tonix Sub. In 2016, the foreign losses are comprised of $32.4 million related to the Bermudan operations of Tonix Holding Pharma Limited, which included a licensing fee of $2.0 million charged by Tonix Sub pursuant to a licensing agreement with Tonix Sub.

The operations and management of Tonix Holding Pharma Limited are located in Bermuda, and accordingly, are not subject to income taxes in Ireland, which is its country of incorporation. The operations of Tonix Holding Pharma Limited are not subject to income tax in Bermuda.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2017	2016
Statutory federal income tax	(34.0)%	(35.0)%
State income tax, net of federal tax effect	0.0%	0.0%
Permanent difference	0.1%	0.1%
Change in valuation allowance	(65.3)%	7.5%
Foreign loss not subject to income tax	32.1%	30.9%
Return to provision true-ups	(2.6)%	(3.7)%
Tax rate change	22.8%	0.0%
Attribute reduction from control Change	43.8%	0.2%
Forfeiture of stock options	4.8%	0.0%
Other	(1.7)%	0.0%
Income Tax Provision	0.0%	0.0%

Deferred tax assets and related valuation allowance as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Research and development credit carryforward	$—	$1,610
Net operating loss carryforward	724	11,038
Stock-based compensation	2,424	4,379
Other	176	180
Total deferred assets	3,324	17,207

Valuation allowance	(3,324)	(17,207)

Net deferred tax assets	$—	$—

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014, 2015, and 2016 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2017 have been reduced to zero to reflect IRC section 383 ownership changes through December 31, 2017 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Company had available unused net operating loss (“NOL”) carryforwards of approximately $0.3 million that expire between 2030 and 2036 for federal tax purposes. The Company also has approximately $0.0 million of NOL carryforwards for New York State and $0.1 million for New York City purposes expiring between 2035 and 2036. Additionally, the Company has $4.2 million of Ireland NOL carryforwards that do not expire and $0.1 million of Quebec NOL which expires between 2035 and 2037. A portion of the federal, New York State, and New York City NOL carryforwards are subject to annual limitations in their use in accordance with IRC section 382. The NOL carryforwards at December 31, 2017 have been reduced to reflect IRC section 382 ownership changes through December 31, 2017 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The (decrease)/increase in the valuation allowance for the years ended December 31, 2017 and 2016 were ($13.9) million, and $1.8 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2016 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2014 and after.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

The Company has reflected the impact of the changes to the U.S. corporate tax rates.  The adjustment of the tax rates reduced the gross deferred tax asset by $4.8 million with a corresponding $4.8 million adjustment to the valuation allowance.  This has no impact to the net tax expense.  In connection with the Company’s analysis of the impact of the Transition Tax, the Company determined that the foreign subsidiaries are in a net accumulated deficit so the Company has recorded no tax expense for the period ending December 31, 2017. All impacts of the Tax Act have been measured in the Company’s income tax provision.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On February 13, 2018, the Company granted options to purchase an aggregate of 534,008 shares of the Company’s common stock to employees with an exercise price of $3.40, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 293,626 shares of the Company’s common stock to employees with an exercise price of $4.25, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

On February 13, 2018, the Company granted options to purchase an aggregate of 7,000 shares of the Company’s common stock to a director with an exercise price of $3.40, with a term of ten years, vesting on the date of the Corporation’s 2018 annual meeting of shareholders.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2017, our internal control over financial reporting was effective.

This annual report does not include an attestation report by EisnerAmper LLP, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	60	President, CEO and Chairman of the Board of Directors
Margaret Smith Bell	58	Director
Stuart Davidson*	60	Former Director
Patrick Grace	62	Director
David Grange	70	Director
Donald W. Landry	63	Director
Ernest Mario	79	Director
Charles E. Mather IV	57	Director
John Rhodes	61	Lead Director
Samuel Saks	63	Director
Jessica Morris	40	Chief Operating Officer
Bradley Saenger	44	Chief Financial Officer and Treasurer
Gregory Sullivan	52	Chief Medical Officer and Secretary

*Mr. Davidson retired from the Board on February 12, 2018.

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (“Tonix Sub”) in June of 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since June 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; Tonmya’s pharmacokinetic profile and related therapeutic properties, and Tonmya for posttraumatic stress disorder (PTSD). Since 1996, Dr. Lederman served as an Associate Professor at Columbia University, and retired on April 13, 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. Dr. Lederman has been a Manager of L&L Technologies LLC, or L&L, since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since January 2007 and the Managing Member of Lederman & Co, LLC, or Lederman & Co, since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and Managing Member of Plumbline LLC since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between January 2007 and November 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since December 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Since March 2013, Dr. Lederman has been the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

Margaret Smith Bell became a Director in September 2017. Ms. Bell has been retired for the last five years. Previously, Ms. Bell was a Vice President at Standard Life Investments where she was a portfolio manager and health care equity analyst. Ms. Bell was also a Managing Director at Putnam Investments, and served as a senior health care analyst and a portfolio manager of the Putnam Health Sciences Trust. Ms. Bell was an analyst and vice president at State Street Research and a research analyst at Alex. Brown & Sons, Inc. Ms. Bell is a past member of the Board of Overseers at Beth Israel Deaconess Medical Center. Ms. Bell holds a B.A. from Wesleyan University and an M.B.A. from the Wharton School at the University of Pennsylvania. Ms. Bell’s extensive healthcare and investment banking experience were instrumental in her selection as a member of the Board.

Stuart Davidson became a Director in October 2011 and retired from the Board in February 2018. Between July 2010 and October 2011, Mr. Davidson served as a director of Tonix Sub. Since 2011, Mr. Davidson has been a Managing Director of Sonen Capital. Since 1994, Mr. Davidson has been a Managing Partner of Labrador Ventures. Prior to Labrador, Mr. Davidson founded and served as CEO of Combion, Inc., which was acquired by Incyte. He also served as President of Alkermes, Inc., a biotechnology company focused on drug delivery. Mr. Davidson received his Bachelor’s Degree from Harvard College in 1978 and his MBA from Harvard Business School in 1984. Mr. Davidson’s prior experience as a venture capital investor, entrepreneur, and biotechnology industry executive experience in the leadership of pharmaceutical companies was instrumental in his selection as a member of our Board.

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

General David Grange (retired) became a director in February 2018. Gen. Grange has been Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, since April 2017. Prior to joining Pharm-Olam, Gen. Grange was President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, from 2009 to 2017. Prior to founding OGS, Gen. Grange held various positions with Pharmaceutical Product Development, Inc. (PPDI), a contract research organization, from 2003 to 2009, including as a member of the Board of Directors and Chief Executive Officer. Prior to PPDI he served in the McCormick Tribune Foundation for 10 years most recently as Chief Executive Officer and President, where he also oversaw the support of Veteran Programs. Gen. Grange served 30 years in the U.S. Army as a Ranger, Green Beret, Aviator, Infantryman and a member of special operating units. At the Pentagon, he was Director of Army Current Operations, Readiness, and Mobilization. Gen. Grange commanded the Ranger Regiment and the First Infantry Division (the Big Red One). Gen. Grange holds a master’s degree in Public Service from Western Kentucky University. Gen. Grange’s extensive experience in the pharmaceutical industry and service with the U.S. military was instrumental in his selection as a member of our Board.

Donald W. Landry, MD, PhD became a Director in October 2011. Between June 2007 and October 2011, Dr. Landry served as a director of Tonix Sub. Dr. Landry has been a member of the faculty of Columbia University since 1985 and has served as the Samuel Bard Professor of Medicine, Chair of the Department of Medicine and Physician-in-Chief at New York Presbyterian Hospital/Columbia University Medical Center since 2008. Since November 2015, he has been a director of Sensient Technologies Corp. Dr. Landry was a co-founder and has been a member of L&L since 1996. Dr. Landry received his BS degree in Chemistry from Lafayette College in 1975, his PhD in Organic Chemistry from Harvard University in 1979 and his M.D. from Columbia University in 1983. Dr. Landry has been a New York State licensed physician since 1985. In 2008, Dr. Landry was awarded the Presidential Citizens Medal, the second-highest award that the President can confer upon a civilian. Dr. Landry’s significant medical and scientific background was instrumental in his selection as a member of the Board.

Ernest Mario, PhD became a Director in October 2011. Between September 2010 and October 2011, Dr. Mario served as a director of Tonix Sub. Dr. Mario is a former Deputy Chairman and Chief Executive of Glaxo Holdings plc and a former Chairman and Chief Executive Officer of ALZA Corporation. Since April 2014, Dr. Mario has served as Chairman of Soleno Therapeutics, Inc. (formerly Capnia, Inc.), a specialty pharmaceutical company in Palo Alto, CA. Between August 2007 and February 2014, Dr. Mario served as the Chief Executive Officer and Chairman of Soleno Therapeutics, Inc. and between February 2014 and April 2014, Dr. Mario served as Executive Chairman. From 2003 to 2007, he was Chairman and Chief Executive of Reliant Pharmaceuticals, Inc. Dr. Mario is currently a director of Soleno Therapeutics, Inc. (since 2007), Celgene Corp. (since 2007), Chimerix, Inc. (since February 2013) and Eyenovia, Inc. (since 2014). Dr. Mario is also Chairman of Chimerix. Dr. Mario served as a director of Boston Scientific Corp. (2001 – 2016), Kindred Biosciences, Inc. (2013 – 2016), VIVUS Inc. (2012 – 2013), XenoPort Inc. (2012 – 2015), and Maxygen Inc. (2001 – 2013). He serves as an advisor to The Ernest Mario School of Pharmacy at Rutgers University. In 2007, Dr. Mario was awarded the Remington Medal by the American Pharmacists’ Association, pharmacy’s highest honor. Dr. Mario received a PhD and an MS in physical sciences from the University of Rhode Island and a BS in pharmacy from Rutgers University. Dr. Mario brings to his service as a director his significant executive leadership experience, including his experience leading several pharmaceutical companies, as well as his membership on public company boards and foundations. He also has extensive experience in financial and operations management, risk oversight, and quality and business strategy.

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

Samuel Saks, MD became a Director in May 2012. Between 2003 and April 2009, Dr. Saks was the chief executive officer and a director of Jazz Pharmaceuticals, Inc., a publicly-held biopharmaceutical company, which he co-founded in 2003. From April 2011 until February 2012, Dr. Saks served as interim Chief Medical Officer of Threshold Pharmaceuticals, a publicly-held biopharmaceutical company. Between November 2013 and May 2015, Dr. Saks served as the Chief Development Officer of Auspex Pharmaceuticals, Inc., a publicly-held biopharmaceutical company. From 2001 until 2003, Dr. Saks was company group chairman of ALZA Corporation and a member of the Johnson & Johnson Pharmaceuticals Operating Committee. From 1992 until 2001, Dr. Saks held various positions at ALZA, including Chief Medical Officer and Group Vice President, where he was responsible for clinical, regulatory and commercial activities. Previously, Dr. Saks held clinical research and development management positions with Schering-Plough, Xoma and Genentech. Dr. Saks formerly served as a scientific advisor to ArQule Pharmaceuticals, CMEA Ventures and ProQuest Investments. Dr. Saks is currently a director of Velocity Pharmaceutical Development LLC (since 2011), Bullet Biotechnology, Inc. (2012 – 2017), NuMedii (since 2013) and PDL BioPharma, Inc. (since September 2015). Dr. Saks served as a director of Depomed, Inc. (2012 – 2017), Auspex Pharmaceuticals, Inc. (2009 – 2015), Trubion Pharmaceuticals, Inc. (2005 – 2010), Corixa Corporation, Cougar Biotechnology, Inc., Coulter Pharmaceuticals, Inc., Ilypsa, Inc. and Sirna Therapeutics Inc. (formerly, Ribozyme Pharmaceuticals, Inc.). Dr. Saks is board certified in oncology and received a B.S. and an M.D. from the University of Illinois. Mr. Saks’ extensive scientific and medical expertise and experience in formulating partnering and business development strategies, including those involving larger pharmaceutical companies, was instrumental in his selection as a member of our Board.

Jessica Morris is our Chief Operations Officer and has worked for the Company since April 2013, first as a consultant (April 2013 – September 2013), then as SVP of Finance (September 2013 – October 2015), followed by Chief Administrative Officer (October 2015 – January 2016), Acting Chief Financial Officer (January 2016 – February 2016), and Executive Vice President, Operations (February 2016 – January 2018). Prior to joining the Company, Ms. Morris was a Vice President in investment management at Zhong Rong Group. Previously, Ms. Morris was a Senior Associate in the Sponsor Finance Group at American Capital, a Vice President of the mezzanine debt fund at Calvert Street Capital Partners, an Associate in the commercial finance department of Silicon Valley Bank, and a Financial Analyst in the investment banking group at Deutsche Bank. Ms. Morris earned a B.S. in Commerce and a B.A. in Music from the University of Virginia, where she was an Echols Scholar.

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

Gregory Sullivan, MD became our Chief Medical Officer on June 3, 2014 and our Secretary in March 2017. Prior to becoming our Chief Medical Officer, he served on our Scientific Advisory Board since October 2010, and had also provided ad hoc consulting services. Previously, Dr. Sullivan had been a member of the faculty of Columbia University since July 1999, where he served as an Assistant Professor of Psychiatry in the Department of Psychiatry at Columbia University Medical Center (CUMC) until June 2014. Between June 1997 and August 2014, Dr. Sullivan maintained a part-time psychiatry practice. He served as a Research Scientist at the New York State Psychiatric Institute (NYSPI) from December 2006 to June 2014. He also served as a member of the Institutional Review Board of the NYSPI from January 2009 to June 2014. As Principal Investigator and Co-Investigator on several human studies of PTSD, Dr. Sullivan has administered the recruitment, biological assessments, treatment, and safety of participants with PTSD in clinical trials of the disorder. He has published more than 50 articles and chapters on research topics ranging from stress and anxiety disorders to abnormal serotonin receptor expression in depression, PTSD and panic disorder. He is a recipient of grants from the National Institute of Mental Health (NIMH), the Anxiety Disorders Association of America, NARSAD, the Dana Foundation, and the American Foundation for Suicide Prevention. Dr. Sullivan received a BA in Biology from the University of California, Berkeley, and received his MD from the College of Physicians & Surgeons at Columbia University. He completed his residency training in psychiatry at CUMC, and then a two-year NIMH-sponsored research fellowship in anxiety and affective disorders before joining the faculty at Columbia.

Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board.

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Margaret Smith Bell, Patrick Grace, David Grange, Donald Landry, Ernest Mario, Charles Mather, John Rhodes and Samuel Saks are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market. Prior to his resignation in February 2018, the Board found that Mr. Davidson was also an independent director.

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2017, the Board held five meetings, the Audit Committee held three meetings, the Compensation Committee held five meetings and the Nominating and Corporate Governance Committee held three meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Seth Lederman
Margaret Smith Bell		*
Patrick Grace	**		*
David Grange			*
Donald W. Landry
Ernest Mario		**
Charles E. Mather IV	*		*
John Rhodes	*		**
Samuel Saks		*

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

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2017.

Compensation Committee

Our Compensation Committee consists of Margaret Smith Bell, Ernest Mario and Samuel Saks, with Mr. Mario elected as Chairman of the Committee. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Patrick Grace, David Grange, Charles Mather and John Rhodes, with Mr. Rhodes elected as Chairman of the Committee. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

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

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;

●	the ability to exercise sound judgment;

●	the ability to make independent analytical inquiries;

●	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

●	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating and Corporate Governance Committee also takes into account when considering whether to nominate a potential director candidate the following factors:

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

●	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the SEC in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent” director under the listing standards of the Nasdaq Stock Market;

●	the importance of continuity of the existing composition of the Board to provide long term stability and experienced oversight; and

●	the importance of diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders provided such recommendations are submitted in accordance with the procedures set forth below. In order to provide for an orderly and informed review and selection process for director candidates, the Board has determined that shareholders who wish to recommend director candidates for consideration by the Nominating and Corporate Governance Committee must comply with the following:

●	The recommendation must be made in writing to the Corporate Secretary at Tonix Pharmaceuticals Holding Corp.;

●	The recommendation must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the Company within the last three years and evidence of the recommending person’s ownership of the Company’s common stock;

●	The recommendation shall also contain a statement from the recommending shareholder in support of the candidate; professional references, particularly within the context of those relevant to board membership, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like; and personal references; and

●	A statement from the shareholder nominee indicating that such nominee wants to serve on the Board and could be considered “independent” under the Rules and Regulations of the Nasdaq Stock Market and the SEC, as in effect at that time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2017, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. Due to administrative errors, each of Drs. Landry, Mario and Saks, and Messrs. Grace, Mathers and Rhodes failed to timely file a Form 4 with respect to two transactions, pertaining to the vesting of restricted stock units, during the most recent fiscal year. This error was corrected in later filings. Also due to an administrative error, Dr. Mario failed to timely file Form 4s with respect to 4 additional transactions, a series of sales of common stock, during December 2017. This error was corrected in a later filing.

Involvement in Certain Legal Proceedings

Except as disclosed below, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

In January 2013, the Chief Operating Officer filed for bankruptcy protection under Chapter 7 of Title 11 under the United States Code in the U. S. Bankruptcy Court in New York, New York. The petition was discharged in April 2013.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2017 compensation strategy included the following:

●	An emphasis on pay for performance. A significant portion of our executive officers’ total compensation is variable and at risk and tied directly to measurable performance, which aligns the interests of our executives with those of our stockholders;

●	Performance results are linked to Company and individual performance. When looking at performance over the year, we equally weigh individual performance as well as that of the Company as a whole. Target annual compensation is positioned to allow for above-median compensation to be earned through an executive officer’s and the Company’s extraordinary performance;

●	Equity as a key component to align the interests of our executives with those of our stockholders. Our Compensation Committee continues to believe that keeping executives interests aligned with those of our stockholders is critical to driving toward achievement of long-term goals of both our stockholders and the Company; and

●	Peer group positioning. While the Compensation Committee considers the level of compensation paid by the companies in our peer group as a reference point that provides a framework for its compensation decisions, in order to maintain competitiveness and flexibility, the Compensation Committee does not target compensation at a particular level relative to the peer group; nor does the Compensation Committee employ a formal benchmarking strategy or rely upon specific peer–derived targets.

In 2017, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

●	Limited personal benefits. Our executive officers are eligible for the same benefits as our non-executive salaried employees, and they do not receive any additional perquisites.

●	No retirement benefits. We do not provide our executive officers with a traditional retirement plan, or with any supplemental deferred compensation or retirement benefits.

●	No tax gross-ups. We do not provide our executive officers with any tax gross-ups.

●	No single-trigger cash change in control benefits. We do not provide cash benefits to our executives upon a change in control, absent an actual termination of employment.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two next most highly paid executive officers, and one former executive officer for fiscal years 2017 and 2016.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Seth Lederman	2017	472,500	—	—	103,344	—	—	—		575,844
Chief Executive Officer	2016	472,500	—	—	292,763	—	—	—		765,263

Gregory Sullivan	2017	335,000	—	—	48,443	—	—	—		383,443
Chief Medical Officer	2016	335,000	—	—	79,844	—	—	—		414,844

Bradley Saenger	2017	335,000	—	—	30,680	—	—	—		365,680
Chief Financial Officer	2016	301,361	—	—	71,760	—	—	—		373,121

Leland Gershell (2)	2017	—	—	—	—	—	—	21,000	(3)	21,000
Former Chief Financial Officer	2016	33,056		—	—	—	—	392,000	(4)	425,056

(1)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements.
(2)	Dr. Gershell resigned effective January 8, 2016.
(3)	Represents consulting fees.
(4)	Represents severance payment and consulting fees.

Grants of Plan-Based Awards in Fiscal 2017

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2017.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	3/1/2017	16,000	$5.50	$3.36
	3/1/2017	16,000	$5.50	$3.10

Bradley Saenger	3/1/2017	4,750	$5.50	$3.36
	3/1/2017	4,750	$5.50	$3.10

Gregory Sullivan	3/1/2017	7,500	$5.50	$3.36
	3/1/2017	7,500	$5.50	$3.10

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2017

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2017.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	3,500	—		$300.00	5/9/2022
	6,750	—		$102.00	2/12/2023
	7,100	—		$158.80	2/11/2024
	10,000	—		$98.70	6/17/2024
	10,000	—		$66.80	10/29/2024
	17,850	1,050	(1)	$59.50	2/25/2025
	715	—		$59.50	2/25/2025
	6,727	4,273	(2)	$50.30	2/9/2026

	—	11,000	(3)	$50.30	2/9/2026
	—	16,000	(5)	$5.50	3/1/2027

Bradley Saenger	1,100	—		$98.70	6/17/2024
	1,100	—		$66.80	10/29/2024
	1,248	52	(1)	$59.50	2/25/2025
	920	580	(2)	$50.30	2/9/2026
	—	6,000	(3)	$24.20	5/27/2026
	1,058	942	(4)	$24.20	5/27/2026
	—	4,750	(5)	$5.50	3/1/2027

Gregory Sullivan	2,650	—		$98.70	6/17/2024
	2,650	—		$66.80	10/29/2024
	2,512	138	(1)	$59.50	2/25/2025
	1,840	1,160	(2)	$50.30	2/9/2026
	—	3,000	(3)	$50.30	2/9/2026
	—	7,500	(5)	$5.50	3/1/2027

(1)	The shares subject to this stock option vested as to 1/3 of the shares on February 25, 2016, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on February 9, 2017, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $60.00, $70.00 and $80.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on May 27, 2017, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on March 1, 2018, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	401,724	$39.81	1,187,391
Equity compensation plans not approved by security holders	—	$—	—
Total	401,724	39.81	1,187,391

(1)	Consists of the 2012 Plan, the 2014 Plan, the 2016 Plan, the 2017 Plan and the 2014 employee stock purchase plan (“ESPP”).
(2)	Consists of shares available for future issuance under the 2017 Plan and our ESPP. As of December 31, 2017, 1,185,702 shares of common stock were available for issuance under the 2017 Plan and 1,689 shares of common stock were available for issuance under the ESPP.

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

For purposes of the Lederman Agreement, “Change in Control” generally means:

●	A transaction or series of transactions (other than public offerings) that results in any person or entity or related group of persons or entities (other than the Company, its subsidiaries, an employee benefit plan maintained by the Company or any of its subsidiaries or a person or entity that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of more than 40% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

●	(1) a merger, consolidation, reorganization, or business combination or (2) the sale, exchange or transfer of all or substantially all of the Company’s assets in any single transaction or series of transactions or (3) the acquisition of assets or stock of another entity, in each case other than a transaction:

○	which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent, directly or indirectly, at least 60% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and

○	after which no person or group beneficially owns voting securities representing 40% or more of the combined voting power of the Company or its successor; provided, however, that no person or group is treated as beneficially owning 40% or more of combined voting power of the Company or its successor solely as a result of the voting power held in the Company prior to the consummation of the transaction.

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

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2017 for services to our Company.

Name	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Margaret Smith Bell	$—	$55,560	$55,560
Stuart Davidson	$—	$54,518	$54,518
Patrick Grace	$—	$54,518	$54,518
Donald Landry	$—	$54,518	$54,518
Ernest Mario	$—	$54,518	$54,518
Charles Mather IV	$—	$54,518	$54,518
John Rhodes (2)	$—	$81,778	$81,778
Samuel Saks	$—	$54,518	$54,518
Total:	$—	$464,446	$464,446

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Rhodes received additional stock options for serving as lead director.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2018:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 509 Madison Avenue, Suite 306, New York New York 10022.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Seth Lederman	Common Stock	188,678	(3)	2.39%
Jessica Morris	Common Stock	11,181	(4)	*
Bradley Saenger	Common Stock	10,355	(5)	*
Gregory Sullivan	Common Stock	22,425	(6)	*
Margaret Smith Bell	Common Stock	—		*
Patrick Grace	Common Stock	7,005	(7)	*
David Grange	Common Stock	—		*
Donald Landry	Common Stock	13,310	(8)	*
Ernest Mario	Common Stock	42,600	(9)	*
Charles Mather IV	Common Stock	7,383	(10)	*
John Rhodes	Common Stock	23,322	(11)	*
Samuel Saks	Common Stock	11,294	(12)	*
Officers and Directors as a Group (12 persons)	Common Stock	334,307	(13)	4.20%

Baker Brothers Advisors LP (14)	Common Stock	699,500		8.93%
Rosalind Advisors, Inc. (15)	Common Stock	594,077	(16)	7.55%

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 7,830,790 shares of common stock issued and outstanding as of March 1, 2018.

(3) Includes 70,694 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 1,677 shares of common stock underlying warrants, 18,463 shares of common stock owned by Lederman & Co, 3,246 shares of common stock owned by L&L, 5,898 shares of common stock owned by Targent, 2,917 shares of common stock owned by Leder Laboratories, Inc. (Leder Labs), 2,917 shares of common stock owned by Starling, 22,700 shares owned through a 401(k) account, 45,900 shares owned through an IRA account and 3,100 shares owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(4) Includes 9,618 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, and 225 shares of common stock underlying warrants.

(5) Includes 7,576 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 12,826 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 4,250 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(8) Includes 4,100 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 3,246 shares of common stock owned by L&L. Donald Landry, as a Member of L&L, has investment and voting control over the shares held by this entity.

(9) Includes 4,100 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 5,000 shares of common stock underlying warrants and 33,500 shares owned by Ernest and Mildred Mario Revocable Trust. Ernest Mario, as a Trustee of Ernest and Mildred Mario Revocable Trust, has investment and voting control over the shares held by this entity.

(10) Includes 4,100 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(11) Includes 4,925 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 2,427 shares of common stock underlying warrants.

(12) Includes 4,100 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 589 shares of common stock underlying warrants.

(13) Includes 126,289 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 18,463 shares of common stock owned by Lederman & Co, 3,246 shares of common stock owned by L&L, 5,898 shares of common stock owned by Targent, 2,917 shares of common stock owned by Leder Labs, 2,917 shares of common stock owned by Starling, 22,700 shares owned through a 401(k) account of Dr. Lederman, 45,900 shares owned through an IRA account of Dr. Lederman, 3,100 shares owned by Dr. Lederman’s spouse, 5,000 shares of common stock underlying warrants and 33,500 shares owned by Ernest and Mildred Mario Revocable Trust and 4,918 shares of common stock underlying warrants owned directly by the executive officers and directors.

(14) Based upon a Schedule 13F filed with the SEC on February 14, 2018. The mailing address for this beneficial owner is 860 Washington Street, 3rd Floor, New York, NY 10014.

(15) Based upon a Schedule 13G filed with the SEC on February 14, 2018. The mailing address for this beneficial owner is 175 Bloor Street East, Suite 1316, North Tower, Toronto, Ontario, M4W 3R8 Canada. Steven Salamon is the portfolio manager of this entity and may be deemed to beneficially own the securities held by this entity.

(16) Includes 40,169 shares of common stock underlying warrants.

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

Under the policy, where a transaction has been identified as a related-party transaction, our Chief Compliance Officer must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our Nominating and Corporate Governance Committee will take into account the relevant available facts and circumstances including, but not limited to:

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the related party transaction was initiated by us or the related party;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us from the related party transaction;

●	the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;

●	the related party’s interest in the related party transaction, and

●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $386,790 and $346,138, respectively.

Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2017 and 2016.

Tax and Other Fees

We incurred fees to our independent auditors for tax services during the fiscal years ended December 31, 2017 and 2016, of $12,000 and $9,400, respectively, related to a net operating loss study.

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

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

10.01	Lease Agreement, dated as of September 28, 2010, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the amended Current Report on Form 8-K/A, filed with the Commission on February 3, 2012 and incorporated herein by reference.

10.02	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.

10.03	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.

10.04	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.

10.05	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.06	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.

10.07	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.

10.08	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.

10.09	Sales Agreement, dated August 1, 2017, by and between Tonix Pharmaceuticals Holding Corp. and Cowen and Company, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 1, 2017 and incorporated herein by reference.

10.10	Registration Rights Agreement, dated September 28, 2017, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 29, 2017 and incorporated herein by reference.

10.11	Purchase Agreement, dated September 28, 2017, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 29, 2017 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016 and incorporated herein by reference.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 9, 2018	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2018	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2018
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018
Bradley Saenger

/s/ MARGARET SMITH BELL	Director	March 9, 2018
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 9, 2018
David Grange

/s/ PATRICK GRACE	Director	March 9, 2018
Patrick Grace

/s/ DONALD W. LANDRY	Director	March 9, 2018
Donald W. Landry

/s/ ERNEST MARIO	Director	March 9, 2018
Ernest Mario

/s/ CHARLES MATHER IV	Director	March 9, 2018
Charles Mather IV

/s/ JOHN RHODES	Director	March 9,2018
John Rhodes

/s/ SAMUEL SAKS	Director	March 9, 2018
Samuel Saks