Form 10-Q
period 2018-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2018-05-11
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 10, 2018, there were 8,460,790 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,253	$25,496
Prepaid expenses and other	1,429	947
Total current assets	20,682	26,443

Property and equipment, net	78	91

Restricted cash	89	89
Intangible asset	120	120
Security deposits	11	11

Total assets	$20,980	$26,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,264	$1,296
Accrued expenses	1,100	830
Total current liabilities	2,364	2,126

Deferred rent payable	5	12

Total liabilities	2,369	2,138

Commitments (See Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 8,010,790 and 7,830,040 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	8	8
Additional paid in capital	187,914	186,983
Accumulated deficit	(169,298)	(162,363)
Accumulated other comprehensive loss	(13)	(12)

Total stockholders' equity	18,611	24,616

Total liabilities and stockholders' equity	$20,980	$26,754

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended March 31,
	2018	2017
COSTS AND EXPENSES:
Research and development	$5,170	$2,994
General and administrative	1,818	2,097
	6,988	5,091

Operating loss	(6,988)	(5,091)

Interest income, net	53	27

NET LOSS	$(6,935)	$(5,064)

Net loss per common share, basic and diluted	$(0.88)	$(1.27)

Weighted average common shares outstanding, basic and diluted	7,850,298	3,985,529

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(6,935)	$(5,064)

Other comprehensive loss:
Foreign currency translation loss	(1)	(1)

Total other comprehensive loss	(1)	(1)

Comprehensive loss	$(6,936)	$(5,065)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	7,830,040	$8	$186,983	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	750	-	-	-	-	-
Stock-based compensation			399	-	-	399
Issuance of common stock in March ($3.21 per share), net of transaction expenses of $45	180,000	-	532	-	-	532
Unrealized loss on foreign currency translation	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(6,935)	(6,935)
Balance, March 31, 2018	8,010,790	$8	$187,914	$(13)	$(169,298)	$18,611

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,935)	$(5,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	24
Stock-based compensation	399	567
Changes in operating assets and liabilities:
Prepaid expenses and other	(481)	10
Accounts payable	(32)	(31)
Accrued expenses and deferred rent	263	(300)
Net cash used in operating activities	(6,771)	(4,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(2)	-
Maturities of marketable securities	-	4,694
Net cash (used) provided by investing activities	(2)	4,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds, net of expenses of $45 and $34, respectively from sale of common stock	532	1,102
Net cash provided by financing activities	532	1,102

Effect of currency rate change on cash	(2)	-

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,243)	1,002
Cash, cash equivalents and restricted cash beginning of the period	25,585	19,030

Cash, cash equivalents and restricted cash end of period	$19,342	$20,032

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$-	$10

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

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

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2018, the Company had working capital of approximately $18.3 million. At March 31, 2018, the Company had an accumulated deficit of approximately $169.3 million. The Company held cash and cash equivalents of approximately $19.3 million as of March 31, 2018. The Company believes that these resources, will be sufficient to meet its projected operating requirements through the end of 2018 but it does not have enough resources to meet its operating requirements for the one-year period from the date of filing of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

On January 1, 2018, the Company adopted ASU No. 2017-09, "Compensation—Stock Compensation – Scope of Modification Accounting". ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU No. 2017-09 had no impact on the Company's consolidated financial statements.

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

Cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2018 and December 31, 2017, cash equivalents, which consisted of money market funds, amounted to $12.4 million and $17.3 million, respectively. Restricted cash at March 31, 2018 and December 31, 2017 of approximately $89,000, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 8). During the fourth quarter of 2017, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” and have applied a retrospective approach. Certain balances have been reclassified on the consolidated cash flow statement in accordance with this adoption.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the quarters ended March 31, 2018 and 2017 was $15,000 and $18,000, respectively. All property and equipment is located in the United States.

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of March 31, 2018, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

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

Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable, the measurement date is the date the award is issued.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner’s sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) represents foreign currency translation adjustments. All other comprehensive represents foreign currency translation adjustments.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2018, the Company has not recorded any unrecognized tax benefits.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 4).

As of March 31, 2018, and 2017, there were outstanding warrants to purchase an aggregate of 685,593 and 733,444 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,236,358 and 307,426 were outstanding at March 31, 2018 and 2017, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 0 and 5,625 were outstanding at March 31, 2018 and 2017, respectively (see Note 6). In computing diluted net loss per share for the three months ended March 31, 2018 and 2017, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

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

As of March 31, 2018, and 2017, the Company had Level 1 quoted prices in active markets of $12.4 million and $17.3 million, respectively, consisting entirely of cash equivalents.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

During the quarter ended March 31, 2018, the Company has sold an aggregate of 180,000 shares of common stock under the Purchase Agreement, for gross proceeds of approximately $0.6 million. Subsequent to quarter-end and through May 10, 2018, the Company sold an aggregate of 450,000 shares of common stock for gross proceeds of approximately $1.3 million.

 NOTE 6 – STOCK-BASED COMPENSATION

2016 stock incentive plan

On May 11, 2016, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan (the “2016 Plan” and together with the 2012 Incentive Stock Option Plan and the 2014 Stock Incentive Plan, the “Prior Plans”). Under the terms of the 2016 Plan, the Company could have issued (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2016 Plan provided for the issuance of up to 278,500 shares of common stock. With the adoption of the 2017 Plan (as defined below), no further grants may be made under the prior plans.

2017 stock incentive plan

On June 16, 2017, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan (the “2017 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2017 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2017 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provides for the issuance of up to 1,280,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 31, 2017, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2017 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of the Company’s common stock, (ii) earn more than 500,000 shares of the Company’s common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with the Company or any of its subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. The Company reserved 1,280,000 shares of its common stock for future issuance under the terms of the 2017 Plan. As of March 31, 2018, 351,068 shares were available for future grants under the 2017 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2018	401,724	$39.81	8.35
Grants	834,634	$3.70
Exercised	-
Forfeitures or expirations	-	$-
Outstanding at March 31, 2018	1,236,358	$15.43	9.20

Vested and expected to vest at March 31, 2018	1,236,358	$15.43	9.20
Exercisable at March 31, 2018	178,810	$76.27	6.99

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

The weighted average fair value of options granted in Q1 2018 was $2.71 per share.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.54% to 2.79%	1.99% to 2.29%
Expected term of option	4.50 to 7.00 years	5.00 to 7.91 years
Expected stock price volatility	101.74% to 102.00%	76.61% to 76.77%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $0.4 million and $0.5 million was recognized for the three-month periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had approximately $2.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.53 years.

2014 employee stock purchase plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of the Company’s common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of March 31, 2018, there were 1,689 shares available for future issuance under the 2014 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2014 ESPP for the quarters ended March 31, 2018 and 2017 was $0 and $36,000, respectively.

Restricted stock units

In February 2017, a total of 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $38.10 at the date of grant. 5,625 shares of the Company’s common stock were issued upon the vesting of such RSUs during the three months ended March 31, 2017.

In May 2017, a total of 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $22.90 at the date of grant. 4,875 shares of the Company’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 750 shares of common stock were issued during the three months ended March 31, 2018.

Stock-based compensation expense related to RSU grants was $0 and $50,000 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$42.50	91,898	August 2018
$250.00	2,334	January 2019 to February 2019
	685,593

During the quarter ended March 31, 2018, 1,080 warrants with an exercise price of $120.00 expired.

NOTE 8 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $9.8 million at March 31, 2018 for future work to be performed.

Operating leases

As of March 31, 2018, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2018	$343
2019	181
$524

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to three percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2018 and 2017, the Company charged operations $31,000 and $16,000, respectively, for contributions under the 401(k) Plan.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and to improve biodefense through the development of potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

Our lead product candidate, Tonmya, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. The U.S. Food and Drug Administration has conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. TNX-102 SL is also being developed as a treatment for agitation in Alzheimer’s disease, or AAD, under a separate Investigational New Drug, or IND, application, which has been cleared to support a Phase 2, potential pivotal efficacy study. Our development pipeline includes: TNX-601 (tianeptine oxalate), a pre-IND candidate, designed for daytime administration as a potential treatment of PTSD and for cognitive dysfunction associated with steroid use; TNX-801, a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV; TNX-301, an IND candidate for the treatment of alcohol use disorder, or AUD; and TNX-701, a biodefense development program for protection from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for the treatment of PTSD and TNX-102 SL for the treatment of agitation in Alzheimer’s Disease, but we also expend effort on our other pipeline programs, including TNX-601, TNX-801 and TNX-301. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2018 were $5.2 million, an increase of $2.2 million, or 73%, from $3.0 million for the three months ended March 31, 2017. This increase is predominately due to the continued development work related to the PTSD program, including an increase in active studies. Clinical, non-clinical and manufacturing increased $2.2 million, $0.1 million and $0.2 million, respectively. The increases were partially offset by decreases in regulatory and legal of $0.1 million and travel, meals and entertainment expense of $0.2 million.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 were $1.8 million, a decrease of $0.3 million, or 14%, from $2.1 million incurred in the three months ended March 31, 2017. This decrease is primarily due to a reduction in compensation-related expenses including decreases in cash and stock-based compensation of $0.1 million and $0.2 million, respectively, as a result of a reduction in personnel.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2018 was $6.9 million, compared to a net loss of $5.1 million for the three months ended March 31, 2017, an increase of $1.8 million or 35%.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $18.3 million, comprised primarily of cash and cash equivalents of $19.3 million and prepaid expenses and other of $1.4 million, which was offset by $1.3 million of accounts payable and $1.1 million of accrued expenses. Our cash and cash equivalents consisted of bank deposit accounts and money market funds. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our phase 3 HONOR study of TNX-102 SL in PTSD. For the three months ended March 31, 2018 and 2017, we used approximately $6.8 million and $4.8 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in clinical activities. For the three months ended March 31, 2018 and 2017, we raised approximately $0.5 million and $1.1 million, respectively, through the sale of shares of common stock.

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

Through May 10, 2018, we have sold an aggregate of 878,340 shares of common stock, including the initial purchase, under the Purchase Agreement, for gross proceeds of approximately $3.0 million.

At-the-Market Offering

On May 1, 2018, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which allows us to offer, issue and sell from time to time together or separately, in one or more offerings, any combination of (i) our common stock, (ii) our preferred stock, which we may issue in one or more series, (iii) warrants, (iv) and units, consisting of any combination of the securities listed above. We will describe in a prospectus supplement the securities we are offering and selling, as well as the specific terms of the securities. The aggregate public offering price of the securities that we may offer from time to time pursuant to the shelf registration statement will not exceed $75 million. We will offer the securities in an amount and on terms that market conditions will determine at the time of the offering.

Also, on May 1, 2018, we entered into a Sales Agreement, or sales agreement, with Cowen and Company, LLC., or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $9.5 million in at-the-market offerings. Cowen will be acting as sales agent and be paid a 3% commission on each sale under the sales agreement.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will decrease in the near term, as we have taken certain measures to reduce costs in order to preserve cash to fund our activities through at least the end of the ongoing Phase 3 HONOR study in military-related PTSD. We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of 2018, but we will not have enough resources to meet our operating requirements for the one-year period from the date of this report.

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

 In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 31, 2017, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.15 shares for every one share that was subject to an award other than an option or SAR. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the 2017 Plan provides that, subject to adjustment as provided in the plan, no participant may, in any 12-month period (i) be granted options or SARs with respect to more than 750,000 shares of our common stock, (ii) earn more than 500,000 shares of our common stock under restricted stock awards, restricted stock unit awards, performance awards and/or other stock-based awards, or (iii) earn more than $5,000,000 under an award; provided, however, that each of these limitations shall be multiplied by two (2) with respect to awards granted to a participant during the first calendar year in which the participant commences employment with us or any of our subsidiaries. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2017 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2017 Plan may not be more than five years and expiration period not more than ten years. We reserved 1,280,000 shares of our common stock for future issuance under the terms of the 2017 Plan. As of March 31, 2018, 351,068 shares were available for future grants under the 2017 Plan.

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

Stock-based compensation expense relating to options granted of $0.4 million and $0.5 million was recognized for the three-month periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, we had approximately $2.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.53 years.

Employee Stock Purchase Plan

On June 9, 2014, our Stockholder’s approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of our common stock. Under the 2014 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2014 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2014 ESPP, subject to the statutory limit under the Code. As of March 31, 2018, there were 1,689 shares available for future issuance under the 2014 ESPP.

The 2014 ESPP is considered a compensatory plan with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2014 ESPP for the quarter ended March 31, 2018 and 2017 was $0 and $36,000, respectively. No employee deductions were withheld during the quarter ended March 31, 2018.

Restricted Stock Units

In February 2017, a total of 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $38.10 at the date of grant. 5,625 shares of our common stock were issued upon the vesting of such RSU’s during the quarter ended March 31, 2017.

In May 2017, a total of 5,625 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $22.90 at the date of grant. 4,875 shares of our common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 750 shares of common stock were issued during the three months ended March 31, 2018.

Stock-based compensation expense related to RSU grants was $0 and $50,000 for the quarters ended March 31, 2018 and 2017, respectively.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $9.8 million at March 31, 2018 for future work to be performed.

Lease Commitments

As of March 31, 2018, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2018	$343
2019	181
$524

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

On January 1, 2018, we adopted ASU No. 2017-09, "Compensation—Stock Compensation – Scope of Modification Accounting". ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU No. 2017-09 had no impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retain or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 11, 2018	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

