Form 10-Q
period 2018-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2018-08-13
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒.

As of August 9, 2018, there were 9,513,181 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,679	$25,496
Restricted cash	89	—
Prepaid expenses and other	1,391	947
Total current assets	18,159	26,443

Property and equipment, net	65	91

Restricted cash	—	89
Intangible asset	120	120
Security deposits	11	11

Total assets	$18,355	$26,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,640	$1,296
Accrued expenses	872	830
Total current liabilities	2,512	2,126

Deferred rent payable	1	12

Total liabilities	2,513	2,138

Commitments (See Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 8,819,887 and 7,830,040 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9	8
Additional paid in capital	191,252	186,983
Accumulated deficit	(175,385)	(162,363)
Accumulated other comprehensive loss	(34)	(12)

Total stockholders’ equity	15,842	24,616

Total liabilities and stockholders’ equity	$18,355	$26,754

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
COSTS AND EXPENSES:
Research and development	$4,067	$2,806	$9,237	$5,800
General and administrative	2,076	2,016	3,894	4,113
	6,143	4,822	13,131	9,913

Operating loss	(6,143)	(4,822)	(13,131)	(9,913)

Interest income, net	56	42	109	69

NET LOSS	$(6,087)	$(4,780)	$(13,022)	$(9,844)

Net loss per common share, basic and diluted	$(0.73)	$(0.65)	$(1.60)	$(1.74)

Weighted average common shares outstanding, basic and diluted	8,391,709	7,327,890	8,122,499	5,666,457

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(6,087)	$(4,780)	$(13,022)	$(9,844)

Other comprehensive loss:
Foreign currency translation loss	(21)	(1)	(22)	(2)

Comprehensive loss	$(6,108)	$(4,781)	$(13,044)	$(9,846)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	7,830,040	$8	$186,983	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	750	—	—	—	—	—
Issuance of common stock under Purchase Agreement, net of transactional expenses of $45	630,000	1	1,846	—	—	1,847
Issuance of common stock in June 2018 under At-the-market offering, net of transactional expenses of $50	359,097	—	1,615	—	—	1,615
Stock-based compensation			808	—	—	808
Foreign currency translation loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(13,022)	(13,022)
Balance, June 30, 2018	8,819,887	$9	$191,252	$(34)	$(175,385)	$15,842

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,022)	$(9,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	—	6
Depreciation of property and equipment	30	34
Stock-based compensation	808	1,044
Changes in operating assets and liabilities:
Prepaid expenses	(444)	(111)
Accounts payable	342	307
Accrued expenses and deferred rent	30	(590)
Net cash used in operating activities	(12,256)	(9,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(2)
Maturities of marketable securities	—	7,174
Net cash (used in) provided by investing activities	(4)	7,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	14
Proceeds, net of expenses of $95 and $1,168, from sale of common stock	3,462	17,386
Net cash provided by financing activities	3,462	17,400

Effect of currency rate change on cash	(19)	(4)

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,817)	15,414
Cash, cash equivalents and restricted cash beginning of the period	25,585	19,030

Cash, cash equivalents and restricted cash, end of period	$16,768	$34,444

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$—	$10

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2018, the Company had working capital of approximately $15.6 million. At June 30, 2018, the Company had an accumulated deficit of approximately $175.4 million. The Company held cash and cash equivalents of approximately $16.7 million as of June 30, 2018. The Company does not have enough resources to meet its operating requirements through August 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases as amended (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

On January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation—Stock Compensation – Scope of Modification Accounting”. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU No. 2017-09 had no impact on the Company’s consolidated financial statements.

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

Cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2018 and December 31, 2017, cash equivalents, which consisted of money market funds, amounted to $12.4 million and $17.3 million, respectively. Restricted cash at June 30, 2018 and December 31, 2017 of approximately $89,000, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 8). During the fourth quarter of 2017, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” and have applied a retrospective approach. Certain balances have been reclassified on the consolidated cash flow statement in accordance with this adoption.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flow:

	June 30, 2018	December 31, 2017
	(in thousands)

Cash and cash equivalents	$16,679	$25,496
Restricted cash	89	89
Total	$16,768	$25,585

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and six months ended June 30, 2018 was $15,000 and $30,000, respectively, and $16,000 and $34,000, respectively, for the three and six months ended June 30, 2017. All property and equipment is located in the United States.

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of June 30, 2018, the Company believed that no impairment existed.

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

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2018, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 4).

As of June 30, 2018, and 2017, there were outstanding warrants to purchase an aggregate of 685,593 and 731,194 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,406,358 and 433,458 were outstanding at June 30, 2018 and 2017, respectively, and restricted stock units issued to non-employee directors to acquire shares of the Company’s common stock of which 0 and 1,500 were outstanding at June 30, 2018 and 2017, respectively (see Note 6). In computing diluted net loss per share for the three and six months ended June 30, 2018 and 2017, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

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

As of June 30, 2018, and 2017, the Company had Level 1 quoted prices in active markets of $12.4 million and $17.3 million, respectively, consisting entirely of cash equivalents.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

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

During the six months ended June 30, 2018, the Company sold 630,000 shares of common stock under the Purchase Agreement, resulting in net proceeds of $1.8 million, net of expenses of approximately $45,000.

Subsequent to quarter-end, the Company sold an aggregate of 90,000 shares of common stock under the Purchase Agreement, resulting in gross proceeds of $0.1 million.

At-the-market offering

On May 1, 2018, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company could have, from time to time, issued and sold common stock with an aggregate value of up to $9.5 million in at-the-market (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the 2018 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2018 Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied. During the quarter ended June 30, 2018, the Company sold an aggregate of 359,097 shares of common stock using the ATM, resulting in net proceeds of $1.6 million, net of expenses of approximately $50,000 of Cowen’s commission.

Subsequent to quarter-end, the Company sold an aggregate of 603,294 shares of common stock resulting in net proceeds of approximately $1.9 million, net of expenses of approximately $59,000 of Cowen’s commission.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

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

NOTE 6 – STOCK-BASED COMPENSATION

2017 Stock Incentive Plan

On June 16, 2017, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan (the “2017 Plan” and together with the 2012 Incentive Stock Option Plan, 2014 Incentive Stock Option Plan and the 2016 Stock Incentive Plan, the “Prior Plans”). Under the terms of the 2017 Plan, the Company could have issued (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provided for the issuance of up to 1,280,000 shares of common stock. With the adoption of the 2018 Plan (as defined below), no further grants may be made under the Prior Plans.

2018 Stock Incentive Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2018 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2018 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,320,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. The Company reserved 1,320,000 shares of its common stock for future issuance under the terms of the 2018 Plan. As of June 30, 2018, 1,150,000 shares were available for future grants under the 2018 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	401,724	$39.81	8.35	$
Grants	1,004,634	$3.79		$
Exercised	—
Forfeitures or expirations	—	—
Outstanding at June 30, 2018	1,406,358	$14.08	9.07		$705,284

Vested and expected to vest at June 30, 2018	1,406,358	$14.08	9.07		$705,284
Exercisable at June 30, 2018	323,673	$44.43	7.34		$47,850

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended 2018 was $3.29 per share and $2.81 per share, respectively. The weighted average fair value of options granted during the three and six months ended 2017 was $2.73 per share and $2.93 per share, respectively.

The Company measures the fair value of stock options on the date of grant, based on a Binomial option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. In addition, the Company also issues performance-based options to executive officers, which options vest when the target parameters are met, and premium options which have an exercise price greater than the grant date fair value, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk-free interest rate	2.54% to 2.81%	1.77% to 2.29%
Expected term of option	4.50 to 7.00 years	5.00 to 7.91 years
Expected stock price volatility	99.65% to 102.00%	76.61% to 77.36%
Expected dividend yield	0.0%	0.0%

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

Stock-based compensation expense relating to options granted of $0.4 million and $0.8 million was recognized for the three and six-month periods ended June 30, 2018, respectively, and $0.5 million and $1.0 million was recognized for the three and six-month periods ended June 30, 2017, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

As of June 30, 2018, the Company had approximately $2.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.13 years.

2014 Employee Stock Purchase Plan

On June 9, 2014, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). As a result of adoption of the 2018 Plan by the stockholders, no further grants may be made under the 2014 ESPP.

2018 Employee Stock Purchase Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As a result of adoption of the 2018 Plan by the stockholders, no further grants may be made under the Prior Plan.

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code. As of June 30, 2018, there were 300,000 shares available for future issuance under the 2018 ESPP.

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

Stock-based compensation expense related to RSU grants was $21,000 and $72,000 for the three and six months ended June 30, 2017, respectively. There is no stock-based compensation related to RSU’s in 2018.

NOTE 7 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$42.50	91,898	August 2018
$250.00	2,334	January 2019 to February 2019
	685,593

During the six months ended June 30, 2018, 1,080 warrants with an exercise price of $120.00 expired.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 8 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $10.1 million at June 30, 2018 for future work to be performed. Following the orderly closing of the HONOR study, the Company expects its outstanding commitments to decrease in the near term.

Operating leases

As of June 30, 2018, future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2018	$227
2019	181
$408

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $31,000 and $62,000 for the three and six months ended June 30, 2018, respectively, and $16,000 and $32,000 for the three and six months ended June 30, 2017, respectively, for contributions under the 401(k) Plan.

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

Our lead product candidate, Tonmya®, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD and designated by the FDA as a Breakthrough Therapy. Based on the outcome of the interim analysis of the Phase 3 HONOR study for Tonmya in July 2018, we have terminated the HONOR study due to inadequate separation from placebo on the primary endpoint at week 12. However, meaningful improvement in overall PTSD symptoms was observed at week 4. We plan to meet with the FDA in October 2018 to discuss the HONOR results and our proposal to conduct a new Phase 3 study using a modified trial design. The FDA has conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. TNX-102 SL is also being developed as a treatment for agitation in Alzheimer’s disease, or AAD, under a separate Investigational New Drug, or IND, application, which has been cleared to support a Phase 2, potential pivotal efficacy study. The AAD IND has been granted Fast Track development status by the FDA. Our development pipeline also includes: TNX-601 (tianeptine oxalate), a pre-IND candidate, designed for daytime administration as a potential treatment of PTSD and for cognitive dysfunction associated with steroid use; TNX-801, a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV; TNX-301, an IND candidate for the treatment of alcohol use disorder, or AUD; and TNX-701, a biodefense development program for protection from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

Current Operating Trends

Our current research and development efforts are focused on developing Tonmya for the treatment of PTSD and TNX-102 SL for the treatment of agitation in Alzheimer’s Disease, but we also expend effort on our other pipeline programs, primarily related to TNX-601 and TNX-801. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2018 were $4.1 million, an increase of $1.3 million, or 46%, from $2.8 million for the three months ended June 30, 2017. This increase is predominately due to the continued development work related to the PTSD program which resulted in a $1.1 million increase in clinical expenses. Additionally, for the three months ended June 30, 2017, we received an insurance refund of $0.2 million, which was not received in 2018.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 were $2.1 million, an increase of $0.1 million, or 5%, from $2.0 million incurred in the three months ended June 30, 2017. The increase in primarily due to an increase in legal fees of $0.1 million due to increased patent prosecution costs and an increase in investor and public relations expenses of $0.1 million due to increased investor meetings, offset by a decrease in compensation-related expenses including decreases in cash and stock-based compensation of $0.1 million as a result of a reduction in personnel.

Net Loss. As a result of the forgoing, the net loss for the three months ended June 30, 2018 was $6.1 million, compared to a net loss of $4.8 million for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2018 were $9.2 million, an increase of $3.4 million, or 59%, from $5.8 million for the six months ended June 30, 2017. This increase is predominately due to the continued development work related to the PTSD program which resulted in a $3.4 million increase in clinical expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2018 were $3.9 million, a decrease of $0.2 million, or 5%, from $4.1 million incurred in the six months ended June 30, 2017. This decrease is primarily due to a reduction in compensation-related expenses including decreases in cash and stock-based compensation of $0.1 million and $0.2 million, respectively, as a result of a reduction in personnel, offset by higher insurance premiums of $0.1 million in 2018.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2018 was $13.0 million, compared to a net loss of $9.8 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $15.6 million, comprised primarily of cash and cash equivalents of $16.7 million, restricted cash of $0.1 million and prepaid expenses and other of $1.4 million, which was offset by $1.6 million of accounts payable and $0.9 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing HONOR study. For the six months ended June 30, 2018 and 2017, we used approximately $12.3 million and $9.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in clinical activities. For the six months ended June 30, 2018, net proceeds from financing activities were from the sale of our common stock of approximately $3.5 million. In the comparable 2017 period, approximately $17.4 million was raised through the sale of shares of common stock.

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

During the quarter ended June 30, 2018, we sold an aggregate of 359,097 shares of common stock using the ATM, resulting in net proceeds of $1.6 million, net of expenses of approximately $50,000 of Cowen’s commission.

Subsequent to quarter-end, we sold an aggregate of 603,294 shares of common stock resulting in net proceeds of approximately $1.9 million, net of expenses of approximately $59,000 of Cowen’s commission.

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

During the six months ended June 30, 2018, we have sold an aggregate of 630,000 shares of common stock, under the Purchase Agreement, for gross proceeds of approximately $1.9 million, and from inception of the Purchase Agreement, we have sold an aggregate of 878,340 shares of common stock, for gross proceeds of approximately $3.0 million.

Subsequent to quarter-end, we sold an aggregate of 90,000 shares of common stock under the Purchase Agreement, resulting in gross proceeds of approximately $0.1 million.

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

Future Liquidity Requirements

We expect to incur losses from operations for the near future. Following the orderly closing of the HONOR study, we expect our research and development expenses to decrease in the near term. We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of June 30, 2019, but we will not have enough resources to meet our operating requirements for the one-year period from the date of this report.

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

Stock Compensation

Stock Options

We have issued awards under our 2012 Incentive Stock Option Plan, 2014 Stock Incentive Plan, 2016 Stock Incentive Plan and 2017 Stock Incentive Plan (collectively, the “Prior Plans”). No future awards are issuable under these Prior Plans.

On June 8, 2018, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2018 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2018 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,320,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. We reserved 1,320,000 shares of our common stock for future issuance under the terms of the 2018 Plan. As of June 30, 2018, 1,150,000 shares were available for future grants under the 2018 Plan.

We measure the fair value of stock options on the date of grant, based on a Binomial option pricing model and the closing market price of our common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. In addition, we also issue performance-based options to executive officers, which options vest when the target parameters are met, subject to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted during the three and six months ended 2018 was $3.29 per share and $2.81 per share, respectively. The weighted average fair value of options granted during the three and six months ended 2017 was $2.73 per share and $2.93 per share, respectively.

Stock-based compensation expense relating to options granted of $0.4 million and $0.8 million was recognized for the three and six-month periods ended June 30, 2018, respectively, and $0.5 million and $1.0 million was recognized for the three and six-month periods ended June 30, 2017, respectively.

As of June 30, 2018, we had approximately $2.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.13 years.

Employee Stock Purchase Plan

We have issued awards under our 2014 Employee Stock Purchase Plan (the “2014 ESPP”). No future grants may be made under the 2014 ESPP Plan.

On June 8, 2018, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As a result of adoption of the 2018 ESPP by the stockholders, no further grants may be made under the 2014 ESPP.

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code. As of June 30, 2018, there were 300,000 shares available for future issuance under the 2018 ESPP.

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

Stock-based compensation expense related to RSU grants was $21,000 and $72,000 for the three and six months ended June 30, 2017, respectively. There is no stock-based compensation related to RSU’s in 2018.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $10.1 million at June 30, 2018 for future work to be performed. Following the orderly closing of the HONOR study, we expect our outstanding commitments to decrease in the near term.

Lease Commitments

As of June 30, 2018, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2018	$227
2019	181
$408

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

Stock-Based Compensation. All stock-based payments to employees and to nonemployee directors for their services as directors have consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the condensed consolidated statements of operations as compensation expense over the relevant vesting period. Restricted stock payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases as amended (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We are currently evaluating the impact of adopting this guidance.

On January 1, 2018, we adopted ASU No. 2017-09, “Compensation—Stock Compensation – Scope of Modification Accounting”. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU No. 2017-09 had no impact on our consolidated financial statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 13, 2018	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)