Form 10-Q
period 2018-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2018-11-09
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, there were 14,203,444 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,674	$25,496
Restricted cash	99	—
Prepaid expenses and other	1,107	947
Total current assets	15,880	26,443

Property and equipment, net	55	91

Restricted cash	—	89
Intangible asset	120	120
Security deposits	—	11

Total assets	$16,055	$26,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051	$1,296
Accrued expenses	1,295	830
Total current liabilities	2,346	2,126

Deferred rent payable	—	12

Total liabilities	2,346	2,138

Commitments (See Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 10,480,456 and 7,830,040 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	10	8
Additional paid in capital	194,592	186,983
Accumulated deficit	(180,864)	(162,363)
Accumulated other comprehensive loss	(29)	(12)

Total stockholders’ equity	13,709	24,616

Total liabilities and stockholders’ equity	$16,055	$26,754

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
COSTS AND EXPENSES:
Research and development	$3,264	$3,908	$12,501	$9,708
General and administrative	2,277	1,927	6,171	6,040
	5,541	5,835	18,672	15,748

Operating loss	(5,541)	(5,835)	(18,672)	(15,748)

Interest income, net	62	49	171	118

NET LOSS	$(5,479)	$(5,786)	$(18,501)	$(15,630)

Net loss per common share, basic and diluted	$(0.57)	$(0.77)	$(2.15)	$(2.49)

Weighted average common shares outstanding, basic and diluted	9,587,025	7,508,036	8,616,039	6,287,062

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(5,479)	$(5,786)	$(18,501)	$(15,630)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	5	(1)	(17)	(3)

Comprehensive loss	$(5,474)	$(5,787)	$(18,518)	$(15,633)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	7,830,040	$8	$186,983	$(12)	$(162,363)	$24,616

Issuance of common stock related to restricted stock units	750	—	—	—	—	—
Issuance of common stock under purchase Agreement, net of transaction expenses of $45	1,080,000	1	2,255	—	—	2,256
Issuance of common stock under At-the-market offering, net of transaction expenses of $127	1,569,666	1	4,095	—	—	4,096
Stock-based compensation			1,259	—	—	1,259
Foreign currency translation loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(18,501)	(18,501)
Balance, September 30, 2018	10,480,456	$10	$194,592	$(29)	$(180,864)	$13,709

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,501)	$(15,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	—	6
Depreciation of property and equipment	43	50
Stock-based compensation	1,259	1,477
Changes in operating assets and liabilities:
Prepaid expenses	(149)	123
Security deposit	—	(7)
Accounts payable	(249)	490
Accrued expenses and deferred rent	450	(710)
Net cash used in operating activities	(17,147)	(14,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(2)
Maturities of marketable securities	—	7,174
Net cash (used) provided by investing activities	(7)	7,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	14
Proceeds, net of expenses of $172 and $1,168, from sale of common stock	6,352	17,387
Net cash provided by financing activities	6,352	17,401

Effect of currency rate change on cash	(10)	(3)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,812)	10,369
Cash, cash equivalents and restricted cash beginning of the period	25,585	19,030

Cash, cash equivalents and restricted cash, end of period	$14,773	$29,399

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$—	$74

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2018, the Company had working capital of approximately $13.5 million. At September 30, 2018, the Company had an accumulated deficit of approximately $180.9 million. The Company held cash and cash equivalents of approximately $14.7 million as of September 30, 2018. The Company does not have enough resources to meet its operating requirements through November 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases as amended (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. On January 1, 2019, the Company can adopt on a modified retrospective basis with a cumulative adjustment. Lessees may not apply a full retrospective transition approach. The Company understands that the adoption of ASU 2016-02, has the potential to materially impact its balance sheet. Entities are also required to provide enhanced disclosure about leasing arrangements. The Company is continuing to assess the amount of the asset and liability to record from adoption of ASU 2016-02 and will refine its calculations to permit adoption on January 1, 2019.

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

Cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2018 and December 31, 2017, cash equivalents, which consisted of money market funds, amounted to $12.5 million and $17.3 million, respectively. Restricted cash at September 30, 2018 and December 31, 2017 of approximately $99,000 and $89,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 8). During the fourth quarter of 2017, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” and have applied a retrospective approach. Certain balances have been reclassified on the consolidated cash flow statement in accordance with this adoption.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flow:

	September 30, 2018	December 31, 2017
	(in thousands)

Cash and cash equivalents	$14,674	$25,496
Restricted cash	99	89
Total	$14,773	$25,585

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $13,000 and $43,000, respectively, and $16,000 and $50,000, respectively, for the three and nine months ended September 30, 2017. All property and equipment is located in the United States.

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of September 30, 2018, the Company believed that no impairment existed.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2018, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on March 17, 2017 (see Note 4).

As of September 30, 2018, and 2017, there were outstanding warrants to purchase an aggregate of 593,695 and 731,194 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,421,358 and 451,908 were outstanding at September 30, 2018 and 2017, respectively. In computing diluted net loss per share for the three and nine months ended September 30, 2018 and 2017, no effect has been given to such options and warrants as their effect would be anti-dilutive.

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

As of September 30, 2018, and December 31, 2017, the Company had Level 1 quoted prices in active markets of $12.5 million and $17.3 million, respectively, consisting entirely of cash equivalents.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

NOTE 5 – SALE OF COMMON STOCK

2017 Lincoln Park transaction

On September 28, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “2017 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2017 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the 2017 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time the Company signed the 2017 Purchase Agreement and the 2017 Registration Rights Agreement, the Company issued 73,039 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the nine months ended September 30, 2018, the Company sold 1.1 million shares of common stock under the 2017 Purchase Agreement, resulting in net proceeds of $2.3 million, net of expenses of approximately $45,000.

Subsequent to quarter-end, the Company sold an aggregate of 99,602 shares of common stock under the 2017 Purchase Agreement, resulting in proceeds of approximately $58,000.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (1.5 million shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount ($4.5178 per share). As the Company has issued 1.5 million shares to Lincoln Park under the 2017 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

At-the-market offering

On May 1, 2018, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company could have, from time to time, issued and sold common stock with an aggregate value of up to $9.5 million in at-the-market (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the 2018 Sales Agreement. Cowen acted as sole sales agent for any sales made under the 2018 Sales Agreement for a 3% commission on gross proceeds. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.  During the nine months ended September 30, 2018, the Company sold an aggregate of 1.6 million shares of common stock using the ATM, resulting in net proceeds of $4.1 million, net of expenses of approximately $0.1 million of Cowen’s commission.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Subsequent to quarter-end, the Company sold an aggregate of 3.3 million shares of common stock resulting in net proceeds of approximately $2.2 million, net of expenses of approximately $69,000 of Cowen’s commission.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Under the terms of the 2018 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,320,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. The Company reserved 1,320,000 shares of its common stock for future issuance under the terms of the 2018 Plan. As of September 30, 2018, 1,135,000 shares were available for future grants under the 2018 Plan.

General

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	401,724	$39.81	8.35	$—
Grants	1,019,634	$3.75		$—
Exercised	—
Forfeitures or expirations	—	—
Outstanding at September 30, 2018	1,421,358	$13.94	8.45	$—
Vested and expected to vest at September 30, 2018	1,421,358	$13.94	8.45	$—
Exercisable at September 30, 2018	391,492	$37.82	6.11	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and nine months ended September 30, 2018 was $0.83 per share and $2.78 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2017 was $2.78 per share and $2.92 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

 The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. In addition, the Company also issues performance-based options to executive officers, which options vest when the target parameters are met, and premium options which have an exercise price greater than the grant date fair value, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk-free interest rate	2.54% to 2.81%	1.75% to 2.29%
Expected term of option	4.50 to 7.00 years	5.00 to 7.91 years
Expected stock price volatility	99.65% to 109.22%	76.61% to 77.59%
Expected dividend yield	0.0%	0.0%

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

Stock-based compensation expense relating to options granted of $0.4 million and $1.2 million was recognized for the three and nine-month periods ended September 30, 2018, respectively, and $0.4 million and $1.4 million was recognized for the three and nine-month periods ended September 30, 2017, respectively.

As of September, 30, 2018, the Company had approximately $2.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.02 years.

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

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code. As of September 30, 2018, there were 300,000 shares available for future issuance under the 2018 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

The 2018 ESPP and 2014 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the nine months ended September 30, 2018 was $32,000. The compensation expense related to the 2014 ESPP for the nine months ended September 30, 2017 was $36,000. As of September 30, 2018, approximately $31,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. No employee deductions were withheld for the period beginning July 1, 2017.

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

Stock-based compensation expense related to RSU grants was $0 and $72,000 for the three and nine months ended September 30, 2017, respectively. There is no stock-based compensation related to RSU’s in 2018.

NOTE 7 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2018:

Exercise Price	Number Outstanding	Expiration Date
$6.30	544,000	October 2021
$6.90	47,361	October 2021
$250.00	2,334	January 2019 to February 2019
	593,695

During the nine months ended September 30, 2018, 1,080 warrants with an exercise price of $120.00 and 91,898 warrants with an exercise price of $42.50 expired.

NOTE 8 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $8.2 million at September 30, 2018 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Operating leases

As of September 30, 2018, future minimum lease payments were as follows (in thousands):

Year Ending December 31,
2018	$115
2019	187
$302

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to six percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $26,000 and $88,000 for the three and nine months ended September 30, 2018, respectively, and $15,000 and $47,000 for the three and nine months ended September 30, 2017, respectively, for contributions under the 401(k) Plan.

NOTE 9 – SUBSEQUENT EVENT

2018 Lincoln Park transaction

On October 18, 2018, the Company entered into a purchase agreement (the “2018 Purchase Agreement”) and a registration rights agreement (the “2018 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2018 Purchase Agreement, Lincoln Park has agreed to purchase from the Company from time to time up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the 2018 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Pursuant to the terms of the 2018 Purchase Agreement, at the time the Company signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, the Company issued 350,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the Purchase Agreement. The commitment shares were valued at $245,000.

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

Our lead product candidate, Tonmya®, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD and designated by the FDA as a Breakthrough Therapy. Based on the outcome of the interim analysis of the Phase 3 HONOR study for Tonmya 5.6 mg in July 2018, we have terminated the HONOR study due to inadequate separation from placebo on the primary endpoint at Week 12. However, meaningful improvement in overall PTSD symptoms was observed at Week 4. We met with the FDA in October 2018 to discuss the HONOR study results and our proposal to conduct a new Phase 3 study using a modified trial design. Based on the FDA preliminary acceptance of our protocol, we are planning to conduct a new Phase 3 trial of study participants with PTSD who experienced an index trauma within nine years of screening, and to include study participants who have experienced either civilian or military-related traumas. The primary endpoint of this 12-week trial will be improvement in overall PTSD symptoms at Week 4 measured by the Clinician Administered PTSD Scale for DSM-5, or CAPS-5. We plan to start the new Phase 3 trial of Tonmya 5.6 mg for the treatment of PTSD in the first quarter of 2019. The FDA has conditionally accepted the proposed trade name Tonmya for TNX-102 SL for the treatment of PTSD. TNX-102 SL is also being developed as a treatment for agitation in Alzheimer’s disease, or AAD, under a separate Investigational New Drug, or IND, application, which has been cleared to support a Phase 2, potential pivotal efficacy study. FDA comments on the Phase 2 study design were received in October 2018. TNX-102 SL for the treatment of AAD has been designated a Fast Track development program by the FDA. Our development pipeline also includes: TNX-601 (tianeptine oxalate), a pre-IND candidate, designed for daytime administration as a potential treatment of PTSD and for cognitive dysfunction associated with steroid use; TNX-801, a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, or HPXV; TNX-301, an IND candidate for the treatment of alcohol use disorder, or AUD; and TNX-701, a biodefense development program for protection from radiation injury. We hold worldwide development and commercialization rights to all of our product candidates.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2018 were $3.3 million, a decrease of $0.6 million, or 15%, from $3.9 million for the three months ended September 30, 2017. This decrease is predominately due to the termination of the HONOR study, which resulted in a $0.5 million and $0.1 million decrease in clinical and manufacturing expenses, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 were $2.3 million, an increase of $0.4 million, or 21%, from $1.9 million incurred in the three months ended September 30, 2017. This increase is primarily due to an increase in legal fees of $0.2 million due to increased patent prosecution costs and an increase in investor and public relations expenses of $0.1 million due to increased investor meetings.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2018 was $5.5 million, compared to a net loss of $5.8 million for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2018 were $12.5 million, an increase of $2.8 million, or 29%, from $9.7 million for the nine months ended September 30, 2017. This increase is predominately due to the continued development work related to the PTSD program which resulted in a $2.8 million increase in clinical expenses. The increase is predominately due to more work being performed during the first six months of 2018.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 were $6.2 million, an increase of $0.2 million, or 3%, from $6.0 million incurred in the nine months ended September 30, 2017. This increase is primarily due to an increase in legal fees of $0.5 million due to increased patent prosecution costs and an increase in investor and public relations expenses of $0.1 million due to increased investor meetings, offset by a reduction in compensation-related expenses including stock-based compensation of $0.3 million, as a result of a reduction in personnel.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2018 was $18.5 million, compared to a net loss of $15.6 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $13.5 million, comprised primarily of cash and cash equivalents of $14.7 million, restricted cash of $0.1 million and prepaid expenses and other of $1.1 million, which was offset by $1.1 million of accounts payable and $1.3 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to the HONOR study. For the nine months ended September 30, 2018 and 2017, we used approximately $17.1 million and $14.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in clinical activities. For the nine months ended September 30, 2018, net proceeds from financing activities were from the sale of our common stock of approximately $6.4 million. In the comparable 2017 period, approximately $17.4 million was raised through the sale of shares of common stock.

Cash used by investing activities for the nine months ended September 30, 2018 was approximately $7,000, related to the purchase of property and equipment. Cash provided by investing activities for the nine months ended September 30, 2017 was approximately $7.2 million, related to the maturity of marketable securities.

2018 Lincoln Park Transaction

On October 18, 2018, we entered into a purchase agreement (the “2018 Purchase Agreement”) and a registration rights agreement (the “2018 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2018 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2018 Purchase Agreement. Pursuant to the terms of the 2018 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2018 Purchase Agreement.

Pursuant to the terms of the 2018 Purchase Agreement, at the time we signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, we issued 350,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000.

Regular Purchases

Under the 2018 Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 75,000 shares of our common stock on any such business day (a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price is not below $0.75 on the purchase date, (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price is not below $1.00 on the purchase date, (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price is not below $1.25 on the purchase date, (iv) the Regular Purchase may be increased to up to 175,000 shares, provided that the closing sale price is not below $2.00 on the purchase date. In each case, the maximum amount of any single Regular Purchase may not exceed $1,000,000 per purchase.

Accelerated Purchases

In addition to Regular Purchases described above, we may also direct Lincoln Park, on any business day on which we have properly submitted a Regular Purchase notice and the closing sale price of our common stock is not below $0.75 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2018 Purchase Agreement), to purchase an additional amount of our common stock on the next business day (an “Accelerated Purchase”), not to exceed the lesser of:

●	30% of the aggregate shares of our common stock traded during normal trading hours on the purchase date; and

●	Three (3) times the number of purchase shares purchased pursuant to the corresponding Regular Purchase.

Additional Purchases

In addition to the Regular Purchases and Accelerated Purchases described above, from time to time we may also direct Lincoln Park, on any business day that the closing price of our common stock is not below $0.75 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2018 Purchase Agreement), to purchase additional amounts of our common stock (an “Additional Accelerated Purchase”), not to exceed the lesser of:

●	96% of the volume weighted average price of our common stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

●	the closing sale price of our common stock on the applicable Additional Accelerated Purchase date.

Tranche Purchases

In addition to the Regular Purchases, Accelerated Purchases and the Additional Accelerated Purchases described above, from time to time we may also direct Lincoln Park, on any business day that the closing price of ours common stock is not below $1.00, to purchase additional amounts of its common stock (a “Tranche Purchase”), provided, however, that any single Tranche Purchase shall not exceed $400,000, and shall not exceed $2,000,000 in the aggregate, not to exceed the lesser of:

●	$5.50 and

●	96% of the lower of (i) the lowest sale price of our common stock on the Tranche Purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for our common stock during the ten consecutive business days ending on the day immediately preceding the Tranche Purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Agreement).

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

During the nine ended September 30, 2018, we sold an aggregate of 1.6 million shares of common stock using the ATM, resulting in net proceeds of $4.1 million, net of expenses of approximately $0.1 million of Cowen’s commission.

Subsequent to quarter-end, we sold an aggregate of 3.3 million shares of common stock resulting in net proceeds of approximately $2.2 million, net of expenses of approximately $69,000 of Cowen’s commission.

2017 Lincoln Park Transaction

On September 28, 2017, we entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “2017 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2017 Purchase Agreement, Lincoln Park agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the 2017 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time we signed the 2017 Purchase Agreement and the 2017 Registration Rights Agreement, we issued 73,039 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the nine months ended September 30, 2018, we sold an aggregate of 1.1 million shares of common stock under the 2017 Purchase Agreement, for gross proceeds of $2.3 million, and from inception of the 2017 Purchase Agreement, we have sold an aggregate of 1.3 million shares of common stock, for gross proceeds of approximately $3.4 million.

Subsequent to quarter-end, we sold an aggregate of 99,602 shares of common stock under the 2017 Purchase Agreement, resulting in proceeds of approximately $58,000.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (1.5 million shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount ($4.5178 per share). As we have issued 1.5 million shares to Lincoln Park under the 2017 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

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

Under the terms of the 2018 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,320,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. We reserved 1,320,000 shares of our common stock for future issuance under the terms of the 2018 Plan. As of September 30, 2018, 1,135,000 shares were available for future grants under the 2018 Plan.

We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of our common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. In addition, we also issue performance-based options to executive officers, which options vest when the target parameters are met, subject to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted during the three and nine months ended September 30, 2018 was $0.83 per share and $2.78 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2017 was $2.78 per share and $2.92 per share, respectively.

Stock-based compensation expense relating to options granted of $0.4 million and $1.2 million was recognized for the three and nine month periods ended September 30, 2018, respectively, and $0.4 million and $1.4 million was recognized for the three and nine month periods ended September 30, 2017, respectively.

As of September 30, 2018, we had approximately $2.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.02 years.

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

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code. As of September 30, 2018, there were 300,000 shares available for future issuance under the 2018 ESPP.

The 2018 ESPP and 2014 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the nine months ended September 30, 2018 was $32,000. The compensation expense related to the 2014 ESPP for the nine months ended September 30, 2017 was $36,000. As of September 30, 2018, approximately $31,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. No employee deductions were withheld for the period beginning July 1, 2017.

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

Stock-based compensation expense related to RSU grants was $0 and $72,000 for the three and nine months ended September 30, 2017, respectively.  There is no stock-based compensation related to RSU’s in 2018.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $8.2 million at September 30, 2018 for future work to be performed.

Operating leases

As of September 30, 2018, future minimum lease payments under operating leases for office space were as follows (in thousands):

Year Ending December 31,
2018	$115
2019	187
$302

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases as amended (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. On January 1, 2019, the Company can adopt on a modified retrospective basis with a cumulative adjustment. Lessees may not apply a full retrospective transition approach. We understand that the adoption of ASU 2016-02, has the potential to materially impact our balance sheet. Entities are also required to provide enhanced disclosure about leasing arrangements. We are continuing to assess the amount of the asset and liability to record from adoption of ASU 2016-02 and will refine our calculations to permit adoption on January 1, 2019.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 9, 2018	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)