Form 10-K
period 2018-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2019-03-18
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada		26-1434750
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

509 Madison Avenue, Suite 1608 New York, New York	10022	(212) 980-9155
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2018, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $32,593,562. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2019, there were 6,089,728 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

ITEM 1 – BUSINESS

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

Business Overview

Tonix is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and biological products to improve biodefense through potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

In June 2017, the U.S. Food and Drug Administration, or FDA, conditionally accepted the proposed trade name Tonmya for TNX-102 SL, for the treatment of PTSD. The FDA’s final approval of Tonmya as a name for TNX-102 SL for the treatment of PTSD is subject to New Drug Application, or NDA, approval. The U.S. Patent and Trademark Office, or PTO, has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. Tonix is also developing TNX-102 SL as a bedtime treatment for Fibromyalgia, or FM, and agitation in Alzheimer’s disease, or AAD, under separate INDs to support potential pivotal efficacy studies.   The agitation in Alzheimer’s disease IND has been designated a Fast Track development program by the FDA.  TNX-601 (tianeptine oxalate) is in the pre-IND application stage, also for the treatment of PTSD but using a different mechanism from TNX-102 SL and designed for daytime dosing. TNX-601 is also in development for a potential indication -neurocognitive dysfunction associated with corticosteroid use. Phase 1 clinical study of TNX-601 selected oral formulation will be conducted outside of the U.S. in 2019.  Tonix’s lead biologic candidate, TNX-801, is a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, currently in the pre-IND application stage. TNX-701 is a biodefense development program for protection from radiation injury. We are currently not performing any activities and have no future plans related to TNX-301 an IND candidate for the treatment of alcohol use disorder. We hold worldwide development and commercialization rights to all of our product candidates.

Tonmya – Posttraumatic Stress Disorder

Tonmya is a small, rapidly disintegrating tablet containing CBP for sublingual administration. Tonmya employs a proprietary protective eutectic formulation of CBP, Protectic™, which enables rapid systemic exposure and increased bioavailability through transmucosal absorption. Based on the results of a Phase 2 study with Tonmya 2.8 mg and 5.6 mg in military-related PTSD, Tonmya 5.6 mg was studied in the first Phase 3 study which was discontinued after the results of the interim analysis, or IA, indicated a pre-defined threshold p-value for continuing enrollment was not achieved. Retrospective analysis of this Phase 3 study revealed a treatment effect in participants who experienced trauma less than or equal to 9 years prior to screening. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD of the first 9 years after the index trauma that resulted in PTSD and guided the design of the recently initiated new Phase 3 study.

An estimated 12 million adults annually in the U.S. suffer from PTSD, a chronic disorder that is characterized by hyperarousal, avoidance, emotional numbing, and sleep disturbances. People with PTSD suffer significant impairment in their functioning, including occupational activities and social relations, and are at elevated risk for impulsive, violent behaviors toward others and themselves, including suicide. Many patients fail to adequately respond to the medications approved for PTSD. Antidepressants, sedative-hypnotics and antipsychotics not approved for PTSD are commonly prescribed despite generally weak evidence in support of their use. Antianxiety drugs, also called anxiolytics, are not approved for PTSD, but are commonly prescribed despite the recommendations against their use by many experts. Anxiolytics and sedative-hypnotics are comprised of benzodiazepine and non-benzodiazepine drugs, which carry risks of tolerance and addiction and are also associated with potential serious side-effects, such as retrograde amnesia.

TNX-102 SL – Fibromyalgia

We are developing TNX-102 SL for the treatment of FM. In September 2016, we interrupted development of TNX-102 SL for the treatment of FM to focus on the treatment of PTSD. Our previous development efforts for TNX-102 SL in FM studied the 2.8 mg dose in a Phase 2 and a Phase 3 study. Based on our experience with TNX-102 SL 5.6 mg in PTSD, we are restarting the clinical program using TNX-102 SL 5.6 mg. We met with the FDA in March 2019 to discuss the clinical development plan for TNX-102 SL 5.6 mg and the next Phase 3 study to support the FM indication.

FM is a debilitating syndrome that occurs in five to 15 million U.S. adults and is associated with a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in careers or education. Many patients fail to adequately respond to the medications approved for FM or discontinue therapy due to poor tolerability. Prescription pain and sleep medications not approved for FM are frequently taken for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic effect.

TNX-102 SL – Agitation in Alzheimer’s Disease

We are developing TNX-102 SL for the treatment of agitation in Alzheimer’s disease, which has been designated as a Fast Track development program by the FDA. FDA comments on the Phase 2 potential pivotal efficacy study protocol have been received.

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

 Our Strategy

Our objective is to develop and commercialize our product candidates. The principal components of our strategy are to:

●

Develop Tonmya for PTSD and TNX-102 SL for FM and Other Indications. We currently are focusing on the development of Tonmya for PTSD. Our broader development strategy is to leverage the patented formulation to explore the clinical potential of TNX-102 SL in multiple other central nervous system disorders or neuropsychiatric conditions, including agitation in Alzheimer’s, that are either underserved by currently approved medications or have no approved treatment thus representing large unmet medical needs;

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

Fibromyalgia

FM is a chronic syndrome characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. The peak incidence of FM occurs between 20-50 years of age, and 80-90% of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in career or education. According to published estimates, there are approximately five to fifteen million people suffering from FM in the U.S. (Vincent et al, Arthritis Care Res 2013;65:786-792; Lawrence et al, Arthritis Rheum 2008;58:26-35). Based on our market research, last updated in 2015, we believe that sales in the U.S. of FDA-approved medications for FM were approximately $1.2 billion in 2014, representing approximately 5.6 million prescriptions.

According to a report by Frost and Sullivan that we commissioned, despite the availability of approved medications, the majority of patients fail therapy due to either insufficient efficacy or poor tolerability, or both. Prescription pain and sleep medications are frequently prescribed off-label for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic benefit, and many of these medications carry significant safety risks and risk of dependence. For example, approximately 30% of FM patients take chronic opioids, despite the lack of evidence for their effectiveness and the risk of addiction and toxicity, including overdose.

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

Our Product Candidates

We currently are focused on developing a portfolio of product candidates, including one candidate in clinical development for registration in two indications. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. The following table summarizes our most advanced product candidates, for which we plan to complete the required clinical studies to support their NDA approvals:

Product Candidate	Indication	Stage of Development	Commercialization Rights
Tonmya	Posttraumatic stress disorder	Phase 3	Worldwide
TNX-102 SL	Fibromyalgia	Phase 3	Worldwide
TNX-102 SL	Agitation in Alzheimer’s disease	Phase 2	Worldwide

Tonmya

Overview

 Tonmya or TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing Tonmya as a bedtime treatment for PTSD. We own all rights to Tonmya in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in Tonmya are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of CBP.

 The current Tonmya sublingual tablets contain 2.8 mg of CBP. For the treatment of PTSD, Tonmya, 5.6 mg (two 2.8 mg tablets administered simultaneously) at bedtime, is in Phase 3 development. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for long-term use, and in patient populations characterized by burdensome symptoms and sensitivity to medications.

The active ingredient in Tonmya, is cyclobenzaprine or CBP, a serotonin-2A and alpha-1 adrenergic receptor antagonist as well as an inhibitor of serotonin and norepinephrine reuptake. In addition, Tonmya acts upon other receptors in the central nervous system not targeted by products approved for PTSD, including the serotonin 2A, adrenergic alpha-1, muscarinic M1 and histaminergic H1 receptors.

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

We have successfully completed the pivotal exposure bridging study with TNX-102 SL using AMRIX as the reference listed drug or RLD.  Results from this study support the approval of Tonmya and TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the United States. We believe that Tonmya and TNX-102 SL have the potential to provide clinical benefit to this and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

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

 On September 13, 2017, we were issued European patent 2,501,234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP. The patent is expected to provide Tonmya with European market exclusivity until 2030.

On December 15, 2017 we were issued Japanese Patent No. 6259452, “Compositions and Methods for Transmucosal Absorption,” by the Japanese Patent Office (JPO) relating to the pharmacokinetic profile of Tonmya, or TNX-102 SL.

 On March 20, 2018, we were issued U.S. patent 9,918,948 “Methods and compositions for treating symptoms associated with PTSD using Cyclobenzaprine”. This patent protects the use of Tonmya for the treatment of PTSD as well as its active ingredient CBP for the treatment of PTSD. The patent is expected to provide Tonmya with U.S. market exclusivity until 2030. This method of use patent for Tonmya extends upon previously granted patents related to the composition of matter (U.S. Patent No. 9,636,408) and the active ingredient in Tonmya (European Patent No. 2,501,234) as described above.

On March 23, 2018, we were issued Japanese Patent No. 6310542 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride.” This patent recites pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

On May 1, 2018, we were issued U.S. Patent No. 9,956,188 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”. The patent recites a eutectic of cyclobenzaprine hydrochloride and mannitol and methods of making those eutectics. The patent is expected to provide Tonmya with U.S. market exclusivity until 2034.

 On November 6, 2018, we were issued U.S. Patent No. 10,117,936 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”. The patent recites pharmaceutical compositions of eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions. The patent is expected to provide Tonmya with U.S. market exclusivity until 2034.

Tonmya – Posttraumatic Stress Disorder Program

We are developing Tonmya as a bedtime treatment of PTSD under an effective IND application. The approval of Tonmya for PTSD will be under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA.

Clinical Development Plan

Phase 3 HONOR Study

In the third quarter of 2018, we announced the results of a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya, planned for enrollment of approximately 550 participants with military-related PTSD, which we refer to as the HONOR study. The primary efficacy endpoint of the HONOR study was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with Tonmya and those receiving placebo. This study was an adaptive design study based on the results of the Phase 2 AtEase study. The study design was very similar to the Phase 2 AtEase study, except there was one planned IA and the involvement of an independent data monitoring committee, or IDMC, which reviewed the unblinded IA results. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) was investigated and the baseline severity entrance criterion was a CAPS-5 total score ≥ 33 in this Phase 3 study. The IA was conducted when approximately 50% of the initially planned participant enrollment was evaluable for efficacy. We received FDA acceptance of the Phase 3 HONOR study design in January of 2017. The HONOR study was conducted at approximately 40 U.S. sites. HONOR was discontinued after the results of the IA indicated a pre-defined threshold p-value for continuing enrollment was not achieved.  The modified Intent-to-Treat (mITT) population analyzed at the time of the IA included 252 participants.

The HONOR study demonstrated that Tonmya was well tolerated and that the 5.6 mg (administered as 2 x 2.8 mg tablets) dose showed meaningful improvement in overall PTSD symptoms at Week 4. At Week 4, the Tonmya treated group separated from placebo in CAPS-5 (p = 0.019) and in the Clinical Global Impression – Improvement (CGI-I) scale (p = 0.015), a key secondary endpoint. A CGI-I responder analysis, with responder defined as ‘much improved’ or ‘very much improved’ on the CGI-I, demonstrated significantly greater responders in the Tonmya group (29.1% v 45.6%; p=0.007) at Week 4.  Also, at Week 4, sleep quality improved as measured by both the PROMIS sleep disturbance scale (p=0.015) and the CAPS-5 sleep disturbance item (p=0.002), supporting the proposed mechanism of action of Tonmya. And the CAPS-5 reckless or self-destructive behavior item at Week 4 was significantly more improved (p=0.013). Safety data from these participants did not reveal any serious and/or unexpected adverse events. The most common adverse events were mostly related to local administration site reactions, such as oral hypoaesthesia (37.3%), abnormal product taste (11.9%), and oral paraesthesia (9.7%). The most common systemic adverse event was somnolence (15.7%).

Retrospective analysis of the HONOR study revealed a treatment effect in participants who experienced trauma less than or equal to 9 years prior to screening. In the patients who experienced trauma within 9 years, the p-value of the primary endpoint at Week 12, using mixed model repeated measures with multiple imputation (MMRM with MI), was 0.039, with a least-squares mean difference from placebo of -5.9 units. In contrast, there was no benefit in the participants who experienced trauma more than 9 years prior to screening. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD of the first 9 years after the index trauma that resulted in PTSD and guided the design of the recently initiated Phase 3 RECOVERY study.

Phase 2 AtEase Study

  In the second quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. The primary objective of this study was to evaluate the potential clinical benefit of using Tonmya to treat military-related PTSD at a dose of 2.8 mg or 5.6 mg (2 x 2.8 mg tablets). The AtEase study demonstrated that Tonmya was well tolerated and that the 5.6 mg dose of Tonmya had a therapeutic effect as assessed by the CAPS-5 scale, a standardized structured clinician interview considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD, which was statistically significant by MMRM with MI analysis (p-value = 0.031). The AtEase study also demonstrated that although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint, a 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale.

Four distinct SAEs were reported in the AtEase study; three were in the placebo group, and one (proctitis/peri-rectal abscess) in the Tonmya arm, which was determined to be unrelated to Tonmya. The most common non dose-related adverse events were mild and transient local administration site conditions. Systemic adverse events that were potentially dose-related and occurred in greater than or equal to 5% of participants treated with the 2.8 mg or 5.6 mg dose included: somnolence (drowsiness), dry mouth, headache, insomnia, and sedation. For the participants treated with the 2.8 mg dose, the incidence of the most common systemic adverse events reported above were less frequent than participants treated with the 5.6 mg dose with the exception of insomnia, which was 8.5% in placebo, 7.5% in Tonmya 2.8 mg, and 6.0% in Tonmya 5.6 mg.

 The primary MMRM analysis of the AtEase study, which controlled for baseline severity, indicated greater response to Tonmya 5.6 mg in those with greater PTSD severity by CAPS-5 at baseline. As the first industry PTSD trial to employ the CAPS-5 (based on the DSM-5 published in 2013), it was not clear what was the ideal severity threshold for randomization into the study comparable to the standard threshold used in precedent studies that employed prior versions of the CAPS. Retrospective analysis imputing scores for all participants assuming a prior version of CAPS suggested a CAPS-5 baseline threshold for randomization of 33 or higher was equivalent to the threshold used in precedent PTSD studies on prior CAPS versions.

A retrospective analysis of the subgroup of participants in AtEase with baseline CAPS-5 score of 33 or higher supported the hypothesized mechanism of sleep quality improvement, since sleep improvement at Week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at Week 12 in the Tonmya 5.6 mg group (p = 0.01, linear regression), whereas these measures were not related in placebo.

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

Ongoing Phase 3 RECOVERY Study

 We have commenced the RECOVERY study, a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya in approximately 250 participants with military-related and civilian PTSD in the first quarter of 2019. The design of this study was guided based on the results of the Phase 3 HONOR study and Phase 2 AtEase study. The RECOVERY study design is similar to the Phase 3 HONOR study, except the new trial incorporates several new design features including restricting enrollment of study participants to individuals with PTSD who experienced an index trauma within 9 years of screening, instead of 2001 or later. The RECOVERY study will also include participants who have experienced civilian traumas in addition to those with military-related traumas.  The primary endpoint, mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5, is the same as that used in the Phase 3 HONOR study and the Phase 2 AtEase study, but the CAPS-5 primary endpoint will be assessed at Week 4 instead of at Week 12. CAPS-5 change at Week 12 will be the first key secondary endpoint. We received FDA acceptance of the Phase 3 RECOVERY study design in November 2018. The RECOVERY study is being conducted at approximately 30 U.S. sites.

Long-Term Safety Exposure Study for Tonmya

In addition to the completed 12-week open-label extension study for HONOR, a 40-week open label extension study (TNX-CY-P306) is ongoing and contributing long term exposure safety data required for registration of Tonmya 5.6 mg for PTSD.  The goal of these open-label extension studies is to obtain adequate 6- and 12-month safety exposure data from Tonmya 5.6 mg to support its registration for the treatment of PTSD as it is a chronic psychiatric condition.

Regulatory Update

In May 2014, we submitted an IND for Tonmya indicated for the treatment of PTSD.

In December 2016, the FDA granted Breakthrough Therapy designation, or BTD, to Tonmya for the treatment of PTSD. The Breakthrough Therapy designation request was based on the preliminary clinical evidence of Tonmya 5.6 mg on military-related PTSD in the AtEase study. In March 2019, the BTD for Tonmya for PTSD was rescinded because the IA results of the HONOR study did not meet the criteria for the BTD granted in December 2016.  The rescission of BTD of Tonmya for PTSD does not alter our plan for developing and obtaining regulatory approval for Tonmya, and we expect it will have minimum impact on our future interactions with the FDA.

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

In September 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the Tonmya NDA and commercial product.  We received the FDA official meeting minutes from that meeting in October 2017 that reflect our readiness to manufacture Tonmya commercial product at production scale if an NDA could have been submitted based on the HONOR study. In principle, our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

In April 2018, we held a Breakthrough Therapy Type B Statistical Guidance teleconference meeting with the FDA to reach an agreement on the statistical methods in the Statistical Analysis Plan (SAP) and Interim SAP (ISAP) for the Phase 3 HONOR study. The final SAP and ISAP was accepted by the FDA in June 2018.

In October 2018, subsequent to reporting the Phase 3 HONOR study IA results, we held a Type B Clinical Guidance Meeting with the FDA in October 2018 to discuss the Phase 3 HONOR study results and the proposed design of the new Phase 3 RECOVERY study to support the registration of Tonmya for the treatment of PTSD and the remaining data package for the NDA filing. Tonix received FDA’s acceptance of the RECOVERY trial design in November 2018, including the expansion to study both civilian and military-related PTSD, enrollment restricted to index traumas within 9 years of screening, and primary endpoint of improvement of CAPS-5 from baseline as assessed at Week 4, with the first key secondary endpoint at Week 12. Topline data from the RECOVERY trial is expected in the first half of 2020.

In October 2018, we held a Breakthrough Therapy Type B CMC Guidance teleconference meeting with the FDA to seek acceptance of the proposed regulatory specifications for TNX-102 SL commercial product.

 Other NDA Requirements

An Agreed Initial Pediatric Study Plan, or Agreed iPSP, is required for the initial NDA submission. We submitted a revised iPSP in the first quarter of 2017, which incorporated the FDA comments received on our iPSP submitted in the third quarter of 2016. Additional comments from the FDA were received in second quarter of 2017 on our revised iPSP. We plan to submit an Agreed PSP once a therapeutic dose in adults is established. An acceptable Pediatric Study Plan will be determined at the time of the NDA approval.

Based on our discussions with the FDA and the FDA official meeting minutes, we will not have to conduct special populations (geriatric and renal/hepatic impaired), drug-drug interaction or cardiovascular safety studies to support the Tonmya NDA filing since the pivotal systemic exposure bridging study using AMRIX as the RLD has been successfully completed. Due to the well-established safety profile of CBP at much higher doses than we proposed for PTSD and the long-term safety data (up to 15 months) on Tonmya 2.8 mg in a prior fibromyalgia program, the FDA has not requested a risk management plan or medication guide for this product.

Phase 1 Bioequivalence, Bridging PK, Food-Effect and Dose-Proportionality Studies

Completed Bioequivalence Study

We completed a Phase 1 bioequivalence study that compared the pharmacokinetic profiles of a single-dose of Tonmya 2.8 mg tablets manufactured at two facilities: (i) the facility used to produce Tonmya 2.8 mg tablets for the Phase 2 AtEase study; and (ii) the facility used to produce Tonmya 2.8.mg tablets for our clinical studies required to support the PTSD NDA submission and the to-be-marketed product. This bioequivalence study demonstrated that Tonmya, or TNX-102 SL, 2.8 mg tablets manufactured at these two facilities were bioequivalent, supporting the use of the AtEase study to support the Phase 3 studies.

Completed Multi-dose Bridging PK Study

We intend to seek FDA marketing approval for Tonmya and TNX-102 SL pursuant to Section 505(b)(2) of the FDCA using AMRIX® extended-release, or ER, capsules (30 mg) as our reference listed drug, or RLD. We completed a study of Tonmya 5.6 mg (2 x 2.8 mg tablets) in comparison to AMRIX 30 mg ER capsules in a randomized, open-label, parallel, multiple-dose bridging PK study to provide a systemic exposure bridge.  The Tonmya initial dose and at steady state exposures were less than the RLD maximum approved dose (30 mg) and the metabolic profile was similar to AMRIX. The results of this study provide the necessary systemic exposure bridge of Tonmya to AMRIX. The approval of Tonmya for PTSD can thus rely on the safety findings (clinical and nonclinical) and relevant labeling information in the approved AMRIX prescribing information.

Food Effect and Dose-proportionality Studies

To support the Tonmya product registration, a randomized, open-label, 3-way crossover, food-effect, dose-proportionality, comparative bioavailability study of Tonmya following a single dose in healthy subjects under fasting and fed conditions, and comparing Tonmya 2.8 mg to Tonmya 5.6 mg (administered as 2 x 2.8 mg tablets) in healthy subjects under fasting conditions will be completed for the Tonmya and TNX-102 SL NDA submission.

Cyclobenzaprine Hydrochloride Nonclinical Development

The FDA has accepted our proposed nonclinical data package to support our PTSD NDA filing. In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing and to support Phase 3 clinical studies outside the U.S., if necessary. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX prescribing information, or labeling, which is necessary to support the Tonmya or TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of Tonmya, the FDA agreed that nonclinical study to assess CBP abuse and dependency potential is not required to support the Tonmya NDA filing.

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

TNX 102 SL – Fibromyalgia program

We are developing TNX-102 SL as a bedtime treatment for FM under an effective IND application. The approval of TNX-102 SL for FM will be under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA.

Clinical Development Plan

Phase 3 AFFIRM Study

In the third quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of TNX-102 SL in 519 participants with FM, which we refer to as the AFFIRM study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the AFFIRM trial was the FDA-agreed upon 30% pain responder analysis in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at Week 12 as compared to baseline. AFFIRM did not achieve statistical significance at the primary endpoint (p=0.095). Yet, statistical significance was achieved when pain was analyzed instead as a continuous variable, either by MMRM (p<0.001) or by MMRM with multiple imputation for missing data (p=0.005), a generally accepted approach to pain data. TNX-102 SL also showed statistically significant improvements in the declared secondary analyses of the Patient Global Impression of Change, or PGIC (p=0.038) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p<0.001). The study also showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p<0.001). We believe that given the consistent results of the analyses of pain as a continuous endpoint, as well as the nominal significance shown on multiple key secondary endpoints, TNX-102 SL 2.8 mg taken daily at bedtime for 12 weeks showed meaningful clinical benefit in this typical fibromyalgia population. Although, in light of improved results in PTSD with the higher TNX-102 SL 5.6 mg dose, and also better effects on pain in PTSD of 5.6 mg over 2.8 mg, it was predicted that TNX-102 SL 5.6 mg would have a stronger effect on pain in FM.  Upon the re-initiation of the FM program in Fall of 2018, design of the next Phase 3 study in FM has been planned with the TNX-102 SL 5.6 mg dose.

TNX-102 SL was well tolerated in the AFFIRM trial. Among patients randomized to the active and control arms, 78% and 86%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 40% of participants on TNX-102 SL vs. 1% on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

Phase 2b BESTFIT Study

In the third quarter of 2014, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 2b study of TNX-102 SL in 205 participants with FM, which we refer to as the BESTFIT study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary outcome measure of the BESTFIT trial was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale (NRS), using a daily telephonic diary. BESTFIT did not achieve statistical significance in the primary outcome measure (p=0.172), whereas TNX-102 SL 2.8 mg did show a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033). The 30% response rate in the final analysis was 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the PGIC (p=0.025) and the FIQ-R (p=0.015). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the PROMIS, Sleep Disturbance instrument (p=0.004). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

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

Regulatory Update

In October 2011, we filed the first IND for TNX-102 SL 2.8 mg indicated for the management of FM.

In February 2013, we had a Type B End-of-Phase 2/Pre-Phase 3 meeting with the FDA to discuss the study design of the Phase 2b BESTFIT study and the proposed 505(b)(2) NDA package to support the approval of TNX-102 SL for FM.  In June 2013, we received FDA acceptance of the final Phase 2b BESTFIT study design, which was positioned as a pivotal efficacy study.

In April 2015, we received FDA acceptance on the Phase 3 AFFIRM study design and in August 2016, we reached an agreement with the FDA on the AFFIRM statistical analysis plan.

In May 2015, we received FDA conditional acceptance of the proposed proprietary name, Tonmya, for TNX-102 SL for FM.

In September 2015, we reached an agreement with the FDA on the Initial Pediatric Study Plan for FM.  FDA has accepted our request to waive studies in pediatric patients from birth to 12 years of age.

In February 2016, we had a Type B End-of-Phase 2 CMC meeting with the FDA to review our proposed CMC data to support the NDA submission and discuss our plan to establish regulatory specifications for the commercial product.  Based on the FDA official meeting minutes received on in March 2016, FDA accepted our NDA CMC plan and proposal to establish regulatory specifications for commercial product.

In December 2016, we notified FDA in our IND annual update that the FM development program was put on hold for business reasons after the Phase 3 AFFIRM study topline data was reported in September 2016.

In April 2017, we withdrew the proposed proprietary name, Tonmya, for TNX-102 SL for FM.

In March 2019, we had a Type C Clinical Guidance meeting with the FDA to discuss the clinical development plan for TNX-102 SL 5.6 mg and the next Phase 3 study to support the FM indication.

TNX 102 SL – Agitation in Alzheimer’s Disease

Regulatory Update

In November 2017, we held a pre-IND meeting with the FDA to discuss our proposed development of TNX-102 SL for the treatment of agitation in Alzheimer’s disease. We received the formal minutes from that meeting in December 2017 that reflect that Tonix has the data needed to file an IND to support a Phase 2 study which can potentially be one of the pivotal efficacy studies. In April 2018, the FDA cleared our IND to support a Phase 2 potential pivotal efficacy study

In July 2018, the FDA granted Fast Track Therapy designation to TNX-102 SL for the treatment of agitation in Alzheimer’s disease.

In September 2018, we received FDA comments on our proposed Phase 2 potential pivotal efficacy study protocol.

Additional Product Candidates

We also have a pipeline of other drug and biologic candidates, including two pre-IND candidates, TNX-601, a daytime treatment for PTSD and TNX-801, a biologic vaccine product for the prevention of smallpox

TNX-601

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the treatment for PTSD. Currently there is no tianeptine-containing product approved in the U.S., but tianeptine sodium (amorphous) has been marketed in Europe, Asia, and Latin America for the treatment of depression since 1987. It is effective in various depressive states and also improves depression-associated anxiety and somatic complaints. We have discovered a novel oxalate salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Like CBP, tianeptine shares structural similarities with classic tricyclic antidepressants, but it has unique pharmacological and neurochemical properties. Tianeptine modulates the glutamatergic system indirectly and reverses the neuroplastic changes that are observed during periods of stress and corticosteroid use. It is a weak mu-opioid receptor (MOR) agonist, but does not have significant affinity for other known neurotransmitter receptors. Due to its decades of use in Europe, Asia, and Latin America, tianeptine has an established safety profile. In addition to being used to treat depression, several published studies support the potential of tianeptine as an effective and safe therapy for patients with PTSD. Leveraging our development expertise in PTSD, TNX-601 is being developed for daytime usage as a first-line monotherapy for PTSD. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya.

We intend to develop TNX-601 under Section 505(b)(1) of the FDCA as a potential daytime treatment for PTSD. TNX-601 will also be developed as a treatment for a potential indication neurocognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.  We are planning to complete a non-IND formulation selection pharmacokinetic study in Europe by the end of 2019.

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

Certain other companies and institutions are known to be developing prescription medications for PTSD, including Bionomics (BNC-201), Otsuka/Lundbeck (Rexulti® [brexpiprazole]), Uniformed Services University of the Health Sciences (riluzole), the Multidisciplinary Association of Psychedelic Studies (methylenedioxymethamphetamine [MDMA]) and Aptinyx.

               BNC-201 completed a Phase 2 for PTSD and Bionomics announced that after reformulation a new Phase 2 will be started.  BNC-201 is an allosteric modulator of the alpha 7 nicotinic acetylcholine receptor. Rexulti is in Phase 3 for PTSD and is an atypical antipsychotic. Aptinyx drug (name) is Phase 2 for PTSD and is a modulator of the NMDA receptor.  Riluzole is in a Phase 2 trial for active duty military members and veterans with PTSD and is a blocker of certain sodium channels and a modulator of the glutamatergic system. MDMA is in Phase 3 for PTSD and is a DEA schedule 1 hallucinogen that is being studied for drug-assisted psychotherapy. MDMA was granted Breakthrough Therapy designation by the FDA in August 2017. Brainsway Ltd., a medical device company, is currently recruiting patients for a pivotal Phase 3 trial using a deep transcranial magnetic stimulation device for treatment of PTSD. A number of other companies and institutions have or may be developing prescription medications for PTSD, including: Aptinyx is developing NYX-783 which is in Phase I and targets the NMDA receptor, Mt. Sinai Hospital and Medical School in New York City is developing ketamine which is in Phase 2 and targets the NMDA receptor, Azevan Pharmaceuticals is developing SRX246 which is in Phase 2 and targets the vasopressin V1A receptor, University of California, San Diego (UCSD) is developing losartan which is in Phase 2 and is an angiotensin receptor blocker (ARB), Massachusetts General Hospital (MGH), University of California, San Francisco (UCSF) are developing oxytocin which is in Phase 2 and targets the oxytocin receptor, Nobilis Therapeutics is developing NBTX-001, a noble gas, which is in Phase 2, EpiVario is developing inhibitors of Acetyl CoA synthetase, which is in Phase 1 and Seelos Therapeutics (recently merged with Apricus Biosciences) is developing an intranasal racemic ketamine to PTSD and major depressive disorder (MDD).

Several companies have clinical candidates for which PTSD is being considered as a secondary indication. Johnson and Johnson is developing CERC-501 which is in Phase 2 for depression, targeting the kappa opioid receptor, NeuroRx is developing NRX-101 which is in Phase 2 for bipolar depression and is a combination of ketamine, lurasidone, and d-cycloserine, Roche is developing RG7314 which is in Phase 3 for Autism and was granted Breakthrough Therapy designation by the FDA in August 2017, Rodin Therapeutics has a preclinical candidate for Alzheimer’s disease that targets histone deacetylase 2 (HDAC2 gene product), SpringWorks Therapeutics is developing PF-04457845 which is in Phase 2 for osteoarthritis and targets fatty acid amide hydrolase (FAAH).

                In addition, approved medications that are used off-label for the treatment of PTSD include: anti-depressants, such as nefazodone and trazodone; the antihistamine cyproheptadine; and certain atypical antipsychotics, such as olanzapine and risperidone.

              Additionally, a number of companies are developing prescription medicines for FM, including Aptinyx (NYX-2925) and Innovative Medical Concepts (celecoxib and famciclovir or IMC-1). NYX-2925 is in Phase 2 for the treatment of FM and painful diabetic peripheral neuropathy (DPN) and has been granted a Fast Track Designation by the FDA for DPN. IMC-1 has completed a successful phase 2 trial and has been granted a Fast Track Designation by the FDA for the treatment of fibromyalgia.

Additionally, a number of companies are developing prescription medicines for agitation in Alzheimer’s, including Otsuka/Lundbeck (Rexulti® or brexpiprazole), Avanir/Otsuka (deudextromethorphan), Axsome (dextromethorphan/buproprion) and InterCellular (lumateperone). Rexulti® has completed two pivotal studies in agitation in Alzheimer’s Disease. Deudextromethorphan is in Phase 3 for the treatment of agitation in patients with dementia of the Alzheimer’s type. Dextromethorphan/bupropion is in Phase 3 for the treatment of resistant depression and agitation in patients with Alzheimer’s disease. Lumateperone is in Phase 3 for treating behavioral disturbances associated with dementia.

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

Additionally, a number of companies are working on potential vaccines/treatments for smallpox, including Bavarian Nordic, SIGA Technologies and Chimerix. Bavarian Nordic is developing and has submitted an NDA for Imvamune® (or Modified Virus Ankara or MVA), which is a non-replicating vaccinia virus vaccine, which has been approved in other countries. SIGA received FDA approval for Arestvy®/TPOXX® (tecovirimat), which is an antiviral for smallpox. Chimerix is developing brincidofovir (CMX001), which is an antiviral.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to Tonmya or TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to Tonmya or TNX-102 SL compositions and methods of use. As of March 13, 2019, the patents we are either the owner of record of or own the contractual right to include nine issued U.S. patents and 88 issued non-U.S. patents. We are actively pursuing an additional 16 U.S. patent applications, of which three are provisional and 13 are non-provisional, three international patent applications, and 60 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our five most advanced product candidates as of March 1, 2019 are summarized below.

TNX-102 SL — Central Nervous System Conditions

Our patent portfolio for TNX-102 SL include patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as Tonmya for PTSD, and TNX-102 SL for agitation in neurodegenerative conditions, e.g. agitation in Alzheimer’s disease, utilizing these compositions and formulations.

 Certain eutectic compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for Tonmya and TNX-102 SL relating to the Eutectic Technology includes patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating PTSD and other CNS conditions utilizing eutectic CBP compositions and formulations, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patent applications, such as U.S. Patent Application No. 14/214,433 (now U.S. Patent No. 9,636,408). If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034 or 2035, excluding any patent term adjustments or extensions.

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

U.S. Patent No. 9,636,408 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride” issued on May 2, 2017. The patent claims recite pharmaceutical compositions comprising the eutectic. The patent claims also recite methods of manufacturing the eutectic. Tablets containing CBP and mannitol eutectic have good pharmaceutical stability and manufacturability. A solid eutectic is a form of matter in which two solid crystals co-penetrate each other, such that the inter-molecular space between the units of one crystal lattice are occupied by the other crystal lattice. The distance between the molecular units is not changed.

On September 13, 2017, European patent 2,501,234, entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP and provides Tonmya with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of Tonmya for PTSD.

On December 15, 2017, Japanese Patent No. 6259452, entitled “Compositions and Methods for Transmucosal Absorption”, issued.  These claims relate to the pharmacokinetic profile of Tonmya or TNX-102 SL.

On March 20, 2018, U.S. Patent No. 9,918,948 entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. The claims recite a method of using Tonmya’s active ingredient cyclobenzaprine to treat PTSD and provides Tonmya with US market exclusivity until 2030.

On March 23, 2018, Japanese Patent No. 6310542 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued.  The claims recite pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

On May 1, 2018, U.S. Patent No. 9,956,188, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a eutectic of cyclobenzaprine hydrochloride and mannitol and methods of making those eutectics.

 On November 6, 2018, U.S. Patent No. 10,117,936, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite pharmaceutical compositions of eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions.

TNX-601 — Posttraumatic Stress Disorder and Neurocognitive Dysfunction

Our patent portfolio for tianeptine oxalate includes U.S. Patent Application No. 15/856,818 and International Patent Application PCT/IB2017/001709. It includes claims directed to crystalline tianeptine oxalate and compositions of those crystal forms, and disclosures directed to methods of using those crystalline forms and their compositions.

On February 27, 2019, European Patent No. 3,246,031 entitled “Method for Treating Neurodegenerative Dysfunction”, issued. The claims recite the use of TNX-601, or tianeptine oxalate and other salts, for treating neurocognitive dysfunction associated with corticosteroid treatment. This patent provides TNX-601 with European market exclusivity until April 2029 and may be extended based on the timing of the European market authorization of TNX-601 for neurocognitive disfunction associated with corticosteroid treatment.

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

Issued Patents

Our current patents owned include:

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033

CBP - Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032

Low Dose CBP

Patent No.	Title	Country / Region	Expiration Date
6,395,788	Methods for Treating Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
6,541,523	Methods for Treating or Preventing Fibromyalgia Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
1202722; ATE299369T1 in Austria; 60021266.1 in Germany; ES 2245944 T3 in Spain	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	August 11, 2020
1047691	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Hong Kong	August 11, 2020
516749	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	New Zealand	August 11, 2020

Low Dose CBP - GAD

Patent No.	Title	Country / Region	Expiration Date
6,358,944	Methods and Compositions for Treating Generalized Anxiety Disorder	U.S.A.	August 23, 2020

CBP - PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030
2501234 (602010045270.0 in Germany; 502017000142469 in Italy; 56634 in Serbia; 201717905 in Turkey)	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine

European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey

November 16, 2030
HK1176235	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong	November 16, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

Tianeptine - Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany)	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029
3246031	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029

Eutectic CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034

9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034

9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034

10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034

6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034

6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034

IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034

Pending Patent Applications

Our current pending patent applications are as follows:

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
15/941,484	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
15/511,287	Eutectic Formulations of Cyclobenzaprine Hydrochloride (Allowed)	U.S.A.
16/140,090	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
16/140,105	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,904,812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	China
201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China
14762323.5	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	European Patent Office
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
16106690.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
P00201702438	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia
P00201808623	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
201717013182	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India
2017-535609	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan
2018-27899	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan

Application No.	Title	Country / Region
2018-173466	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan
MX/a/2015/012622	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico
MX/a/2017/003644	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
PI 2017700889	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
11201701995P	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore
10201707528W	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Singapore
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	South Africa
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa
103109816	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
2018241128	Compositions and Methods for Transmucosal Absorption	Australia
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
2,876,902	Compositions and Methods for Transmucosal Absorption	Canada
201380039522.6	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
2013/37088	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
15110186.6	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2015 00202	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption	Israel
139/KOLNP/2015	Compositions and Methods for Transmucosal Absorption	India
2017-192713	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2014/015436	Compositions and Methods for Transmucosal Absorption	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore
107117266	Compositions and Methods for Transmucosal Absorption	Taiwan
2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa

CBP - PTSD

Application No.	Title	Country / Region
15/915,688	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine

CBP - Sleep Disorder

Application No.	Title	Country / Region
15/266,035	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

CBP - Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
16/215,952	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.
PCT/IB2018/001509	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	PCT

CBP - Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada
12755254.5	Methods and Compositions for Treating Depression Using Cyclobenzaprine (Allowed)	European Patent Office

Tianeptine - Oxalate - Salts and Crystalline Forms

Application No.	Title	Country / Region
15/856,818	Tianeptine Oxalate Salts and Polymorphs	U.S.A.
PCT/IB2017/001709	Tianeptine Oxalate Salts and Polymorphs	PCT

Tianeptine Neurocognitive Dysfunction

Application No.	Title	Country / Region
15/064,196	Method for Treating Neurocognitive Dysfunction	U.S.A.

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14/207,727	Novel Smallpox Vaccines	U.S.A.

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
15/802,189	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation
106137976	Synthetic Chimeric Poxviruses	Council Taiwan
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
PCT/US2017/059782	Synthetic Chimeric Poxviruses	PCT

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
62/665,973	Synthetic Chimeric Vaccinia Virus	U.S.A.

Stem Cells-scPV Treatment

Application No.	Title	Country / Region
62/666,013	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	U.S.A.

CBP - ASD and PTSD

Application No.	Title	Country / Region
62/720,063	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014) and TONMYA (Reg. No. 4868328, issued December 8, 2015).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 86/516046, filed January 27, 2015), MODALTIN (Serial No. 86/631228, filed May 15, 2015), RAPONTIS  (Serial  No.  86/631236, filed May 15, 2015), IMADAZIO (Serial No. 86/631242, filed May 15, 2015), PROTECTIC (Serial No. 86/636119, filed May   20, 2015), TONIX PHARMACEUTICALS (Serial No. 86/400401, filed September 19, 2014) and ANGSTRO-TECHNOLOGY (Serial No.86/713402, filed August 3, 2015).

Research and Development

We have approximately 7 employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies.

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

New Drug Applications

Assuming successful completion of the required clinical trials, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA (or BLA, in the case of a biologic product). An NDA or BLA also must contain extensive manufacturing information, as well as proposed labeling for the finished product. An NDA or BLA applicant must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality product within specifications approved by the FDA. The manufacturer must develop methods for testing the quality, purity and potency of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life. Prior to approval, the FDA will conduct an inspection of the manufacturing facilities to assess compliance with cGMP.

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA or BLA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.

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

In December 2016, the FDA granted Breakthrough Therapy designation, or BTD, to Tonmya for the treatment of PTSD. The Breakthrough Therapy designation was granted based on the preliminary clinical evidence of Tonmya on military-related PTSD in the Phase 2 AtEase study.

In March 2019, the BTD for Tonmya for PTSD was rescinded because the IA results of the HONOR study did not meet the criteria for the BTD granted in December 2016.  The rescission of BTD of Tonmya for PTSD does not alter our plan for developing and obtaining regulatory approval for Tonmya, and we expect it will have minimum impact on our future interactions with the FDA.

Fast Track Designation

A Fast Track is a designation by the FDA of an investigational drug which:

●	intended alone or in combination with one or more other drugs to treat a serious or life-threatening disease or condition; and

●	non-clinical or clinical data demonstrate the potential to address an unmet medical need

Fast track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The benefits of a Fast Track designation include rolling submission of portions of the NDA for the drug candidate and eligibility for priority review of the NDA. Additionally, more frequent meetings and written communication with the FDA regarding the development plan and trial design for the drug candidate are encouraged throughout the entire drug development and review process, with the goal of having earlier drug approval and access for patients.

In April 2018, FDA cleared our IND for TNX-102 SL for treatment of AAD to support a Phase 2, potential pivotal efficacy study, and granted TNX-102 SL for the treatment of AAD Fast Track development program in July 2018.

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

Employees

As of March 13, 2019, we had 12 full-time employees, of whom three hold M.D. or Ph.D. degrees. We have seven employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Corporate Information

We lease the space for our principal executive offices, which are located at 509 Madison Avenue, Suite 1608, New York, New York 10022, and our telephone number is (212) 980-9155. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com. We do not incorporate the information on our websites into this annual report, and you should not consider such information part of this annual report.

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, Tonmya, in Phase 3 development for the treatment of PTSD, and one product candidate, TNX-102 SL, ready to resume Phase 3 FM clinical development, the success of our business currently depends on its successful development, approval and commercialization. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance of Tonmya. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

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

The results from early clinical studies are not necessarily predictive of results obtained in later clinical studies. Accordingly, even if we obtain positive results from early clinical studies, we may not be able to confirm the results in future clinical studies. For example, in the Phase 3 AFFIRM trial for a product candidate for fibromyalgia, we were not able replicate the results we had in the Phase 2b BESTFIT trial using TNX-102 SL 2.8 mg dose in September 2016, and as a result temporarily discontinued this program but subsequently resumed the clinical development using the 5.6 mg dose in March 2019. Clinical studies may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

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

We have never submitted an NDA before, and may be unable to do so for Tonmya or other product candidates we are developing.

We initiated a Phase 3 study in civilian and military-related PTSD in the first quarter of 2019. As this study is intended to provide efficacy and safety evidence to support marketing approval by the FDA, it is considered a pivotal, confirmatory or registration, study. The conduct of pivotal clinical studies and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development and clinical testing of drug candidates and the commercialization of drug, we have conducted only two pivotal clinical study before (the HONOR study in PTSD participants and the AFFIRM study in fibromyalgia participants), have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete this planned clinical study in a way that leads to NDA submission and approval of Tonmya and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies would prevent or delay commercialization of Tonmya and other product candidates we are developing.

Our product candidates may cause serious adverse events, or SAEs, or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

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

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore reduce the development time. We held a pre-IND meeting with the FDA in October 2012 to discuss the development of Tonmya in PTSD. Following the results of the AtEase Study, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in August 2016 to discuss our most advanced development program, in which we are developing Tonmya for the treatment of PTSD. In March 2017, we had our initial Cross-disciplinary Breakthrough Therapy meeting with the FDA to discuss ways to expedite the development and NDA submission of Tonmya. Although our interactions with the FDA have encouraged our efforts to continue to develop Tonmya for PTSD notwithstanding the FDA’s BTD rescission in March 2019 of its previously granted Breakthrough Therapy designation for Tonmya, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. The timeline for filing and review of our NDA for Tonmya for PTSD is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We have received fast track designation for TNX-102 SL for the treatment of agitation in Alzheimer’s disease and may seek fast track designation for other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS; COMPETITION

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2018 with respect to our ability to continue as a going concern.

In their report dated March 18, 2019, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses since inception, have a negative cash flow from operations, and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. In addition, our clinical studies, including our ongoing Phase 3 RECOVERY study, will require a sufficiently large number of participants to evaluate the effectiveness and safety of Tonmya in PTSD. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical studies may be delayed or we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the Phase 2 AtEase study, Phase 3 HONOR study and is directing the Phase 3 RECOVERY study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We intend to rely on CMOs to manufacture some or all of our product candidates in clinical studies and our products that reach commercialization. Completion of our clinical studies and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. We have contracted with outside sources to manufacture our development compounds, including Tonmya. If, for any reason, we become unable to rely on our current sources for the manufacture of our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for nonclinical, preclinical, clinical, and commercial purposes. Although we are in discussions with other manufacturers we have identified as potential alternative CMOs of Tonmya or TNX-102 SL, we may not be successful in negotiating acceptable terms with any of them.

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

●

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

●

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

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

●

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

●

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

●

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

●

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

 We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical study, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $1,000,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

The government is the only market for most medical countermeasures. This is because unlike other drugs and vaccines, these products are not sold to doctors, hospitals, or pharmacies. The BioShield Special Reserve Fund, or SRF, has been the sole medical countermeasures market for the last decade; a 10 year advance appropriation of $5.6 billion was available to procure successful candidate medical countermeasures. The SRF expired in 2013 and all funds were used to add 12 new medical countermeasures to the national stockpile. Congress reauthorized the SRF but adequate funding has not yet followed; the SRF is now appropriated annually and has not kept pace with the need for purchasing products ready for stockpiling. Further, similar products are being developed by other companies, such as Bavarian Nordic, which is developing Modified Virus Ankara, or MVA under the tradename Imvamune®, which may compete with TNX-801. As such, even if TNX-801 were to receive FDA licensure, the commercial success of TNX-801 remains uncertain.

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

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the NASDAQ Global Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

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

As of March 13, 2019, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 26% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2018.

ITEM 2 – PROPERTIES

We maintain our principal office at 509 Madison Avenue, Suite 1608, New York, New York 10022. Our telephone number at that office is (212) 980-9155 and our fax number is (212) 923-5700. On December 6, 2018, we entered into a lease amendment, whereby we agreed to lease new office space, commencing January 15, 2019 and expiring on November 30, 2020. In connection therewith, we maintain a letter of credit, which has a remaining balance of $99,479 as of December 31, 2018, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our principal office space is approximately 2,658.

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

On August 22, 2017, we entered into a lease for approximately 450 square feet of office space in Dublin, Ireland, whereby we agreed to lease premises, commencing November 20, 2017 and expiring on November 30, 2018. In connection therewith, we paid a security deposit of $7,067. In November 2018, we signed a one-year extension, expiring on November 30, 2019.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2019	$341
2020	200
$541

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Market under the symbol “TNXP”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Stock Market, after giving effect to the 1-for-10 reverse stock split, which was effected on November 28, 2018.

	Fiscal Year 2018
	High	Low
First Quarter	$43.50	$29.00
Second Quarter	$51.10	$27.00
Third Quarter	$48.00	$5.80
Fourth Quarter	$9.88	$1.70

	Fiscal Year 2017
	High	Low
First Quarter	$94.00	$33.01
Second Quarter	$58.10	$38.00
Third Quarter	$47.70	$28.50
Fourth Quarter	$49.90	$33.10

On March 13, 2019, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $2.58 per share. On March 13, 2019, there were 104 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	137,145	$143.09	118,496
Equity compensation plans not approved by stockholders	—	—	—
Total	137,145	$143.09	118,496

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Tonix is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and biological products to improve biodefense through potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

In June 2017, the U.S. Food and Drug Administration, or FDA, conditionally accepted the proposed trade name Tonmya for TNX-102 SL, for the treatment of PTSD. The FDA’s final approval of Tonmya as a name for TNX-102 SL for the treatment of PTSD is subject to a New Drug Application, or NDA, approval. The U.S. Patent and Trademark Office, or PTO, has granted the federal registration of the Tonmya mark.

Our lead product candidate, Tonmya, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. Tonix is also developing TNX-102 SL as a bedtime treatment for Fibromyalgia, or FM, and agitation in Alzheimer’s disease, or AAD, under separate INDs to support potential pivotal efficacy studies.   The agitation in Alzheimer’s disease IND has been designated a Fast Track development program by the FDA.  TNX-601 (tianeptine oxalate) is in the pre-IND application stage, also for the treatment of PTSD but using a different mechanism from TNX-102 SL and designed for daytime dosing. TNX-601 is also in development for a potential indication: neurocognitive dysfunction associated with corticosteroid use. Phase 1 clinical study of TNX-601 selected oral formulation will be conducted outside of the U.S. in 2019.  Tonix’s lead biologic candidate, TNX-801, is a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, currently in the pre-IND application stage. TNX-701 is a biodefense development program for protection from radiation injury. We are currently not performing any activities and have no future plans related to TNX-301 an IND candidate for the treatment of alcohol use disorder. We hold worldwide development and commercialization rights to all of our product candidates.

Posttraumatic Stress Disorder Program

Clinical Development Plan

Phase 3 HONOR Study

In the third quarter of 2018, we announced the results of a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya, planned for enrollment of approximately 550 participants with military-related PTSD, which we refer to as the HONOR study. The primary efficacy endpoint of the HONOR study was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with Tonmya and those receiving placebo. This study was an adaptive design study based on the results of the Phase 2 AtEase study. The study design was very similar to the Phase 2 AtEase study, except there was one planned interim analysis, or IA, and the involvement of an independent data monitoring committee, or IDMC, which reviewed the unblinded IA results. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) was investigated and the baseline severity entrance criterion was a CAPS-5 total score ≥ 33 in this Phase 3 study. The IA was conducted when approximately 50% of the initially planned participant enrollment was evaluable for efficacy. The HONOR study was conducted at approximately 40 U.S. sites. The HONOR study was discontinued after the results of the IA indicated a pre-defined threshold p-value for continuing enrollment was not achieved.  The modified Intent-to-Treat (mITT) population analyzed at the time of the IA included 252 participants.

The HONOR study demonstrated that Tonmya was well tolerated and that the 5.6 mg dose (administered as 2 x 2.8 mg tablets) showed meaningful improvement in overall PTSD symptoms at Week 4. At Week 4, the Tonmya treated group separated from placebo in CAPS-5 (p = 0.019) and in the Clinical Global Impression – Improvement (CGI-I) scale (p = 0.015), a key secondary endpoint. A CGI-I responder analysis, with responder defined as ‘much improved’ or ‘very much improved’ on the CGI-I, demonstrated significantly greater responders in the Tonmya group (29.1% v 45.6%; p=0.007) at week 4.  Also, at Week 4, sleep quality improved as measured by both the PROMIS sleep disturbance scale (p=0.015) and the CAPS-5 sleep disturbance item (p=0.002), supporting the proposed mechanism of action of Tonmya. And the CAPS-5 reckless or self-destructive behavior item at week 4 was significantly more improved (p=0.013). Safety data from these participants did not reveal any serious and/or unexpected adverse events. The most common adverse events were mostly related to local administration site reactions, such as oral hypoaesthesia (37.3%), abnormal product taste (11.9%), and oral paraesthesia (9.7%). The most common systemic adverse event was somnolence (15.7%).

Retrospective analysis of the HONOR study revealed a treatment effect in participants who experienced trauma less than or equal to 9 years prior to screening. In the patients who experienced trauma within 9 years, the p-value of the primary endpoint at Week 12, using mixed model repeated measures with multiple imputation (MMRM with MI), was 0.039, with a least-squares mean difference from placebo of -5.9 units. In contrast, there was no benefit in the participants who experienced trauma more than 9 years prior to screening. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD of the first 9 years after the index trauma.

Phase 2 AtEase Study

 In the second quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of Tonmya in participants with military-related PTSD, which we refer to as the AtEase study. The primary objective of this study was to evaluate the potential clinical benefit of using Tonmya to treat military-related PTSD at a dose of 2.8 mg or 5.6 mg (2 x 2.8 mg tablets). The AtEase study demonstrated that Tonmya was well tolerated and that the 5.6 mg dose of Tonmya had a therapeutic effect as assessed by the CAPS-5 scale, a standardized structured clinician interview considered the gold standard in clinical research and regulatory approval for measuring the symptom severity of PTSD, which was statistically significant by MMRM with MI analysis (p-value = 0.031). AtEase also demonstrated that although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint, a 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale.

Four distinct SAEs were reported in the AtEase study; three were in the placebo group, and one (proctitis/peri-rectal abscess) in the Tonmya arm, which was determined to be unrelated to Tonmya. The most common non-dose-related adverse events were mild and transient local administration site conditions. Systemic adverse events that were potentially dose-related and occurred in greater than or equal to 5% of participants treated with the Tonmya 2.8 mg or 5.6 mg dose included: somnolence (drowsiness), dry mouth, headache, insomnia, and sedation. For the participants treated with the 2.8 mg dose, the incidence of the most common systemic adverse events reported above were less frequent than participants treated with the 5.6 mg dose with the exception of insomnia, which was 8.5% in placebo, 7.5% in Tonmya 2.8 mg, and 6.0% in Tonmya 5.6 mg.

The primary MMRM analysis of the AtEase study, which controlled for baseline severity, indicated greater response to Tonmya 5.6 mg in those with greater PTSD severity by CAPS-5 at baseline. As the first industry PTSD trial to employ the CAPS-5 (based on the DSM-5 published in 2013), it was not clear what was the ideal severity threshold for randomization into the study comparable to the standard threshold used in precedent studies that employed prior versions of the CAPS. Retrospective analysis imputing scores for all participants assuming a prior version of CAPS suggested a CAPS-5 baseline threshold for randomization of 33 or higher was equivalent to the threshold used in precedent PTSD studies on prior CAPS versions.

A retrospective analysis of the subgroup of participants in AtEase with baseline CAPS-5 score of 33 or higher supported the hypothesized mechanism of sleep quality improvement, since sleep improvement at Week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at week 12 in the Tonmya 5.6 mg group (p = 0.01, linear regression), whereas these measures were not related in placebo.

Ongoing Phase 3 RECOVERY Study

We recently commenced the RECOVERY study, a randomized, double-blind, placebo-controlled Phase 3 study of Tonmya in approximately 250 participants with military-related and civilian PTSD in the first quarter of 2019. The design of this study was guided based on the results of the Phase 3 HONOR study and Phase 2 AtEase study. The RECOVERY study design is similar to the Phase 3 HONOR study, except the new trial incorporates several new design features including restricting enrollment of study participants to individuals with PTSD who experienced an index trauma within 9 years of screening, instead of 2001 or later. The RECOVERY study will also include participants who have experienced civilian traumas in addition to those with military-related traumas.  The primary endpoint, mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5, is the same as that used in the Phase 3 HONOR study and the Phase 2 AtEase study, but the CAPS-5 primary endpoint will be assessed at Week 4 instead of at Week 12. CAPS-5 change at Week 12 will be the first key secondary endpoint. We received FDA acceptance of the Phase 3 RECOVERY study design in November 2018. The RECOVERY study is being conducted at approximately 30 U.S. sites with topline data expected in the first half of 2020.

Regulatory Update

Subsequent to reporting the Phase 2 AtEase study topline result, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in August 2016 to review the Phase 2 AtEase study results and discuss the Phase 3 study required to support the registration of Tonmya for the treatment of PTSD and the remaining data package for the NDA filing.

In December 2016, Tonmya for the treatment of PTSD was designated as a Breakthrough Therapy by the FDA based on the preliminary clinical evidence of Tonmya on military-related PTSD in the Phase 2 AtEase study.  In March 2019, the BTD for Tonmya for PTSD was rescinded because the IA results of the HONOR study did not meet the criteria for the BTD granted in December 2016. The rescission of BTD of Tonmya for PTSD does not alter our plan for developing and obtaining regulatory approval for Tonmya.

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

In September 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the Tonmya NDA and commercial product. In principle, our proposed CMC data package to support Tonmya’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

Subsequent to reporting the Phase 3 HONOR study IA results, we held a Type B Clinical Guidance Meeting with the FDA in October 2018 to discuss the Phase 3 HONOR study results and the proposed design of the new Phase 3 RECOVERY study to support the registration of Tonmya for the treatment of PTSD and the remaining data package for the NDA filing. We received FDA’s acceptance of the RECOVERY trial design in November 2018.

In October 2018, we held a Breakthrough Type B CMC Guidance teleconference meeting with the FDA to seek acceptance of the proposed regulatory specifications for TNX-102 SL commercial product.

Fibromyalgia program

We are developing TNX-102 SL as a bedtime treatment of FM. FM is a chronic syndrome characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. The peak incidence of FM occurs between 20 to 50 years of age, and 80 to 90% of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function. TNX-102 SL 2.8 mg for FM has been in Phase 3 development since 2015. However, based on the more promising efficacy results in PTSD with the higher TNX-102 SL 5.6 mg dose in the Phase 2 AtEase study, especially on pain in PTSD with the 5.6 mg (2 x 2.8 mg tablets) dose over the 2.8 mg dose, we temporary discontinued the FM clinical development with the 2.8 mg dose in September 2016 for business reasons.

Supported by the encouraging pain data with TNX-102 SL 5.6 mg in PTSD, we are continuing the TNX-102 SL FM clinical development with the 5.6 mg dose.

Clinical Development Plan

Phase 3 AFFIRM Study

In the third quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of TNX-102 SL in 519 participants with FM, which we refer to as the AFFIRM study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the AFFIRM trial was the FDA-agreed upon 30% pain responder analysis in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at week 12 as compared to baseline. AFFIRM did not achieve statistical significance at the primary endpoint (p=0.095). Yet, statistical significance was achieved when pain was analyzed instead as a continuous variable, either by MMRM (p<0.001) or by MMRM with multiple imputation for missing data (p=0.005), a generally accepted approach to pain data. TNX-102 SL also showed statistically significant improvements in the declared secondary analyses of the Patient Global Impression of Change, or PGIC (p=0.038) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p<0.001). The study also showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p<0.001). TNX-102 SL was well tolerated in the AFFIRM study.  Among patients randomized to the active and control groups, 78% and 86%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 40% of participants on TNX-102 SL vs. 1% on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

We believe that given the consistent results of the analyses of pain as a continuous endpoint, as well as the nominal significance shown on multiple key secondary endpoints, TNX-102 SL 2.8 mg taken daily at bedtime for 12 weeks can be beneficial in this typical fibromyalgia population. However, based on the more promising efficacy results in PTSD with the higher TNX-102 SL 5.6 mg dose in the Phase 2 AtEase study, especially on pain in PTSD  with the 5.6 mg (2 x 2.8 mg tablets) dose over the 2.8 mg dose, we temporary discontinued the FM clinical development with the 2.8 mg dose in September 2016 for business reasons.

TNX-102 SL was well tolerated in the AFFIRM trial. Among patients randomized to the active and control arms, 78% and 86%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 40% of participants on TNX-102 SL vs. 1% on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious adverse events were reported.

Phase 2b BESTFIT Study

In the third quarter of 2014, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 2b study of TNX-102 SL in 205 participants with FM, which we refer to as the BESTFIT study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary outcome measure of the BESTFIT trial was the mean change in week 12 average daily pain intensity from baseline on the 11-point Numeric Rating Scale (NRS), using a daily telephonic diary. BESTFIT did not achieve statistical significance in the primary outcome measure (p=0.172), whereas TNX-102 SL 2.8 mg did show a statistically significant effect on pain as measured by a 30% responder analysis of the primary pain data (p=0.033). The 30% response rate in the final analysis was 34.0% in the active treatment arm as compared to 20.6% in the control arm. The BESTFIT trial also showed statistically significant improvements with TNX-102 SL in the declared secondary analyses of the PGIC (p=0.025) and the FIQ-R (p=0.015). The study showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the PROMIS, Sleep Disturbance instrument (p=0.004). In addition, statistically significant improvements with TNX-102 SL were observed on several FIQ-R items (pain, sleep quality, anxiety, stiffness, and sensitivity) as well as on the overall symptom subdomain.

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

Regulatory Update

In December 2016, we notified FDA in our IND annual update that the FM development program was put on hold for business reasons after the Phase 3 AFFIRM study topline data was reported in September 2016.

In April 2017, we withdrew the proposed proprietary name, Tonmya, for TNX-102 SL for FM.

In March 2019, we had a Type C Clinical Guidance meeting with the FDA to discuss our plan to resume the clinical development of the TNX-102 SL 5.6 mg dose for the treatment of FM. The design of the planned Phase 3 study was discussed with the FDA.

Agitation in Alzheimer’s Disease Program

TNX-102 SL is also being developed as a bedtime treatment for agitation in Alzheimer’s disease, or AAD, under a separate Investigational New Drug application or IND.

Regulatory Update

In November 2017, we held a pre-IND meeting with the FDA to discuss our proposed development of TNX-102 SL for the treatment of agitation in Alzheimer’s disease. In April 2018, the FDA cleared our IND to support a Phase 2 potential pivotal efficacy study.

In July 2018, the FDA granted Fast Track Therapy designation to TNX-102 SL for the treatment of agitation in Alzheimer’s disease.

In September 2018, we received FDA comments on our proposed Phase 2 potential pivotal efficacy study protocol.

Patent update

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

On September 13, 2017, we were issued European patent 2,501,234 “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”. This patent recites the use of CBP for the treatment of PTSD, which covers the use of Tonmya for the treatment of PTSD, since the active ingredient in Tonmya is CBP. The patent is expected to provide Tonmya with European market exclusivity until 2030.

On December 15, 2017 we were issued Japanese Patent No. 6259452, “Compositions and Methods for Transmucosal Absorption,” by the Japanese Patent Office (JPO) relating to the pharmacokinetic profile of Tonmya, or TNX-102 SL.

On March 20, 2018, we were issued U.S. patent 9,918,948 “Methods and compositions for treating symptoms associated with PTSD using Cyclobenzaprine”. This patent protects the use of Tonmya for the treatment of PTSD as well as its active ingredient CBP for the treatment of PTSD. A The patent is expected to provide Tonmya with U.S. market exclusivity until 2030 for the allowed claims when the patent is issued. This method of use patent for Tonmya extends upon previously granted patents related to the composition of matter (U.S. Patent No. 9,636,408) and the active ingredient in Tonmya (European Patent No. 2,501,234) as described above.

On March 23, 2018, we were issued Japanese Patent No. 6310542 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride. This patent recites pharmaceutical compositions comprising the eutectics and methods of manufacturing these eutectic formulations.

On May 1, 2018, we were issued U.S. Patent No. 9,956,188 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”. The patent recites a eutectic of cyclobenzaprine hydrochloride and mannitol and methods of making those eutectics. The patent is expected to provide Tonmya with U.S. market exclusivity until 2034.

 On November 6, 2018, we were issued U.S. Patent No. 10,117,936 “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”. The patent recites pharmaceutical compositions of eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions. The patent is expected to provide Tonmya with U.S. market exclusivity until 2034.

On February 27, 2019, European Patent No. 3,246,031 entitled “Method for Treating Neurodegenerative Dysfunction”, issued. The claims recite the use of TNX-601, or tianeptine oxalate and other salts, for treating neurocognitive dysfunction associated with corticosteroid treatment. This patent provides TNX-601 with European market exclusivity until April 2029 and may be extended based on the timing of the European market authorization of TNX-601 for neurocognitive disfunction associated with corticosteroid treatment.

Additional Product Candidates

We also have a pipeline of other drug and biologic candidates, including two pre-IND candidates, TNX-601 (tianeptine oxalate) for PTSD and neurocognitive dysfunction, and TNX-801, a potential smallpox-preventing vaccine, an IND candidate, and TNX-701, a biodefense development program for protection from radiation injury. We are currently not performing any activities and have no future plans related to TNX-301 an IND candidate for the treatment of alcohol use disorder. We hold worldwide development and commercialization rights to all of our product candidates.

TNX-601 is a novel oral formulation of tianeptine oxalate in the pre-IND stage of development for the daytime treatment for PTSD and neurocognitive dysfunction. We have discovered a novel salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Leveraging our development expertise in PTSD, TNX-601 is being developed as a first-line monotherapy for PTSD for daytime use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than Tonmya. On April 19, 2016, we were issued U.S. patent 9,314,469 B2 “Method for treating neurocognitive dysfunction” which includes using tianeptine for cognitive dysfunction associated with corticosteroid use. We intend to develop TNX-601 under Section 505(b)(1) of the FDCA as a potential daytime treatment for PTSD and cognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 has been initiated.

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

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for PTSD, but we also expend effort on our other pipeline programs, including TNX-601, and TNX-801. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Fiscal year Ended December 31, 2018 Compared to Fiscal year Ended December 31, 2017

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2018 were $17.6 million, an increase of $4.3 million, or 32%, from $13.3 million for the fiscal year ended December 31, 2017. This increase is predominately due to the continued development work related to the PTSD program which resulted in a $3.9 million and $0.2 million increase in clinical and manufacturing expenses, respectively.

 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2018 were $8.8 million, an increase of $0.8 million, or 10%, from $8.0 million incurred in the fiscal year ended December 31, 2017. This increase is primarily due to an increase in legal fees of $0.6 million predominately due to increased patent prosecution costs and an increase in investor and public relations expenses of $0.2 million due to increased investor meetings.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2018 was $26.1 million, compared to a net loss of $21.1 million for the year ended December 31, 2017.

Liquidity and Capital Resources

 As of December 31, 2018, we had working capital of $23.4 million, comprised primarily of cash and cash equivalents of $25.0 million and prepaid expenses and other of $1.0 million, offset by $1.4 million of accounts payable and $1.3 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial of Tonmya in PTSD. For the years ended December 31, 2018 and 2017, we used approximately $24.0 million and $19.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a reduction in clinical, non-clinical, manufacturing and regulatory cost activities. For the year ended December 31, 2018, net proceeds from financing activities were $23.5 million, predominately from the sale of our common stock and warrants. In the comparable 2017 period, approximately $18.5 million was raised through the sale of shares of common stock.

 Cash used by investing activities for the year ended December 31, 2018 was approximately $6,000, related to the purchase of furniture and fixtures. Cash provided by investing activities for the year ended December 31, 2017 was $7.2 million which was predominately related to the maturity of marketable securities.

We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of 2019, but we do not have enough resources to meet our operating requirements for the one-year period from the date of filing of this Form 10-K.

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

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (“Dawson”) (collectively “the Underwriters”) pursuant to which we sold securities consisting of 861,710 Class A Units at a public offering price of $3.50 per unit, with each unit consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $3.50 per share, and Warrants to purchase 285.7143 shares of Common Stock. The Warrants have an exercise price of $3.50, are exercisable upon issuance and expire five years from the date of issuance.

We also granted the underwriters a 45-day option to purchase up to 642,856 shares of common stock and/or additional Warrants to purchase up to 642,856 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million. We received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses of approximately $0.4 million. Additionally, the Underwriters fully exercised the over-allotment option related to the warrants and purchased additional warrants to acquire 640,000 shares of common stock for net proceeds of approximately $6,000.

On December 13, 2018, the 2018 Underwriters partially exercised the over-allotment option and purchased 250,000 shares of common stock for net proceeds of approximately $0.8 million, net of an aggregate discount of $0.1 million (or $0.24 per share).

After allocating proceeds to the warrants issued with the Series A convertible preferred stock, the effective conversion price of the Series A convertible preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share. We recognized a one-time non-cash deemed dividend of $3.3 million for the beneficial conversion feature resulting from the intrinsic value of the conversion options of the preferred stock.

During the year ended December 31, 2018, 2,128 shares of Series A convertible preferred stock were converted into 608,000 shares of common stock. As of March 13, 2019, all Series A convertible preferred stock has been converted into common stock.

2018 At-the-Market Offering

On May 1, 2018, we entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC., (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $9.5 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under its existing shelf registration relating to the Sales Agreement. Cowen acted as sales agent and was paid a 3% commission on each sale under the Sales Agreement. Our common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.

During the year ended December 31, 2018, we sold an aggregate of approximately 593,000 shares of common stock using the ATM, resulting in net proceeds of $6.9 million, net of expenses of approximately $0.2 million of Cowen’s commission.

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

Pursuant to the terms of the 2018 Purchase Agreement, at the time we signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, we issued 35,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2018 Purchase Agreement.

Regular Purchases

Under the 2018 Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 7,500 shares of our common stock on any such business day (a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 10,000 shares, provided that the closing sale price is not below $7.50 on the purchase date, (ii) the Regular Purchase may be increased to up to 12,500 shares, provided that the closing sale price is not below $10.00 on the purchase date, (iii) the Regular Purchase may be increased to up to 15,000 shares, provided that the closing sale price is not below $12.50 on the purchase date, (iv) the Regular Purchase may be increased to up to 17,500 shares, provided that the closing sale price is not below $20.00 on the purchase date. In each case, the maximum amount of any single Regular Purchase may not exceed $1,000,000 per purchase.

Accelerated Purchases

In addition to Regular Purchases described above, we may also direct Lincoln Park, on any business day on which we have properly submitted a Regular Purchase notice and the closing sale price of our common stock is not below $7.50 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2018 Purchase Agreement), to purchase an additional amount of our common stock on the next business day (an “Accelerated Purchase”), not to exceed the lesser of:

●	30% of the aggregate shares of our common stock traded during normal trading hours on the purchase date; and

●	Three (3) times the number of purchase shares purchased pursuant to the corresponding Regular Purchase.

Additional Purchases

In addition to the Regular Purchases and Accelerated Purchases described above, from time to time we may also direct Lincoln Park, on any business day that the closing price of our common stock is not below $7.50 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2018 Purchase Agreement), to purchase additional amounts of our common stock (an “Additional Accelerated Purchase”), not to exceed the lesser of:

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

●	$55.00 and

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

 Under the terms of the 2018 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 132,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. We reserved 132,000 shares of our common stock for future issuance under the terms of the 2018 Plan. As of December 31, 2018, 118,496 shares were available for future grants under the 2018 Plan.

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

The weighted-average grant-date fair value of stock options granted was $27.78 in 2018 and $29.20 in 2017.

Stock-based compensation expense relating to options granted of $1.6 million and $1.7 million was recognized for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had approximately $1.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.87 years.

Employee Stock Purchase Plan

We have issued awards under our 2014 Employee Stock Purchase Plan (the “2014 ESPP”).

On June 8, 2018, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As a result of adoption of the 2018 ESPP by the stockholders, no further grants may be made under the 2014 ESPP.

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of our common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code.

As of December 31, 2018, there were 28,242 shares available for future issuance under the 2018 ESPP after taking into account the shares issued below.

The 2018 ESPP and 2014 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the year ended December 31, 2018 was $32,000.  The compensation expense related to the 2014 ESPP for the year ended December 31, 2017 was $36,000. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In July 2017, 1,776 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In January 2017, 2,496 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld during 2017.

Restricted Stock Units

In February 2017, a total of 563 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $38.10 at the date of grant. 563 shares of our common stock were issued upon the vesting of such RSU’s during the quarter ended March 31, 2017.

In May 2017, a total of 563 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $22.90 at the date of grant. 488 shares of our common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 75 shares of common stock were issued during the three months ended March 31, 2018.

Stock-based compensation expense related to RSU grants was $0 and $72,000 for the three and twelve months ended December 31, 2017, respectively.  There is no stock-based compensation related to RSU’s in 2018.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $5.5 million at December 31, 2018 for future work to be performed.

Operating Leases

Future minimum lease payments under operating leases were as follows (in thousands):

Year Ending December 31,
2019	$413
2020	212
2021	6
$631

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

Accounting for sale of Class B Units in December 2018 including beneficial conversion feature. In connection with the December 2018 underwritten offering, we issued warrants to purchase our common stock and convertible preferred stock. To account for the transaction, we had to calculate the relative fair value of each instrument issued in the financing.   We also had to determine if a beneficial conversion feature existed.   A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date.  A conversion feature is in the money if its conversion price is less than the current fair value of the share.  For purposes of measuring a beneficial conversion feature, the effective conversion price should be based on the proceeds allocated to the convertible instrument.

We determine the fair value of the warrant, using a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. Estimates and assumptions impacting the fair value measurement include the warrant’s callable feature, the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.  We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date.  We then allocated the relative fair value between the preferred shares and the warrants.  Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date.  Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. We adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us.

The new standard will have a material effect on our financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, we will recognize operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize corresponding ROU assets of approximately $0.3 million.

The new standard also provides practical expedients for an entity’s ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, we expect changes to our disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in our first quarterly report in 2019.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York
March 18, 2019

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(In Thousands, Except Par Value and Share Amounts)

	2018	2017
ASSETS
Current assets:
Cash	$25,034	$25,496
Prepaid expenses and other	1,022	947
Total current assets	26,056	26,443

Property and equipment, net	43	91

Restricted cash	100	89
Intangible Asset	120	120
Security deposits	—	11

Total assets	$26,319	$26,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,404	$1,296
Accrued expenses	1,251	830
Total current liabilities	2,655	2,126

Deferred rent payable	—	12

Total liabilities	2,655	2,138

Commitments (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 11,984 shares designated; 9,856 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 3,251,970 and 785,874 shares issued and outstanding as of December 31, 2018 and 2017, respectively, and 1,758 shares to be issued as of December 31, 2018	3	1
Additional paid in capital	212,154	186,990
Accumulated deficit	(188,452)	(162,363)
Accumulated other comprehensive loss	(41)	(12)

Total stockholders’ equity	23,664	24,616

Total liabilities and stockholders’ equity	$26,319	$26,754

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2018	2017
COSTS AND EXPENSES:
Research and development	$17,558	$13,342
General and administrative	8,764	7,949
	26,322	21,291

Operating Loss	(26,322)	(21,291)

Interest income, net	233	168

Net loss	(26,089)	(21,123)

Preferred stock deemed dividend	3,266	—

Net loss available to common stockholders	$(29,355)	$(21,123)

Net loss per common share, basic and diluted	$(26.81)	$(31.69)

Weighted average common shares outstanding, basic and diluted	1,094,867	666,509

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2018	2017
Net loss	$(26,089)	$(21,123)

Other comprehensive loss:
Foreign currency translation loss	(29)	(5)

Comprehensive loss	$(26,118)	$(21,128)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance, December 31, 2016	—	$—	394,787	$1	$166,607	$(7)	$(141,240)	$25,361
Employee stock purchase plan	—	—	2,026	—	74	—	—	74
Issuance of common stock related to restricted stock units	—	—	1,050	—	—	—	—	—
Issuance of common stock in February 2017 ($50.90 per share), March 2017 ($45.00 per share) and April 2017 ($65.50 per share), net of transaction expenses of $280	—	—	148,648	—	9,062	—		9,062
Issuance of common stock in April 2017 ($44.50 per share, net of transaction expenses of $888)	—	—	207,000	—	8,325	—	—	8,325
Issuance of commitment shares in September 2017 ($41.10 per share)	—	—	7,304	—	—	—	—	—
Issuance of common stock in exchange for exercise of warrants in April 2017 ($63.00 per share)	—	—	225	—	14	—	—	14
Issuance of common stock in October 2017 ($45.60 per share, net of transaction expenses of $15)	—	—	24,834		1,118	—	—	1,118
Stock-based compensation	—	—	—	—	1,790	—	—	1,790
Foreign currency translation loss	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(21,123)	(21,123)
Balance, December 31, 2017	—	$—	785,874	$1	$186,990	$(12)	$(162,363)	$24,616

 See the accompanying notes to the consolidated financial statements

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance, December 31, 2017	—	$—	785,874	$1	$186,990	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	—	—	75	—	—	—	—	—
Issuance of commitment shares in October 2018 ($7.00 per share)	—	—	35,000	—	—	—	—	—
Issuance of common stock under 2017 Purchase Agreement, net of transactional expenses of $45	—	—	117,961	—	2,315	—	—	2,315
Issuance of common stock under At-the-market offering, net of transactional expenses of $212	—	—	593,350	1	6,856	—	—	6,857
Issuance of Series A Convertible preferred stock and common stock warrants in December 2018 ($1,000.00 per unit, net of transactional expenses of $1,159)	11,984	—	—	—	10,825	—	—	10,825
Issuance of common stock and common stock warrants in December 2018 ($3.50 per unit, net of transaction expenses of $353)	—	—	1,111,710	1	3,541	—	—	3,542
Beneficial conversion feature in connection with issuance of Series A Convertible preferred stock	—	—	—	—	3,266	—	—	3,266
Preferred stock deemed dividend	—	—	—	—	(3,266)	—	—	(3,266)
Issuance of common stock upon conversion of Series A Convertible preferred stock	(2,128)	—	608,000	—		—	—	—
Stock-based compensation	—	—	—	—	1,627	—	—	1,627
Foreign currency transaction loss	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(26,089)	(26,089)
Balance, December 31, 2018	9,856	$—	3,251,970	$3	$212,154	$(41)	$(188,452)	$23,664

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,089)	$(21,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	70
Stock-based compensation	1,627	1,790
Changes in operating assets and liabilities:	—
Prepaid expenses	(79)	72
Accounts payable	106	424
Accrued expenses and deferred rent	410	(361)
Net cash used in operating activities	(23,971)	(19,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(6)	(5)
Maturities of marketable securities	—	7,174
Net cash provided by investing activities	(6)	7,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	14
Proceeds, net of $1,159 expenses, from sale of preferred stock	10,825	—
Proceeds, net of $610 and $1,183 expenses, from sale of common stock	12,714	18,505
Net cash provided by financing activities	23,539	18,519

Effect of currency rate change on cash	(13)	(5)

Net (decrease) increase in cash, cash equivalents and restricted cash	(451)	6,555
Cash, cash equivalents and restricted cash beginning of the year	25,585	19,030

Cash, cash equivalents and restricted cash end of year	$25,134	$25,585

Supplemental disclosures of cash flow information:
Taxes paid	$82	$65
Non cash financing activities:
Issuance of common stock under employee benefit plan	$—	$74
Beneficial conversion feature in connection with sale of Series A Convertible preferred stock and deemed dividend	$3,266	$—

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious neuropsychiatric conditions and biological products to improve biodefense through potential medical counter-measures. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2018, the Company had working capital of approximately $23.4 million. At December 31, 2018, the Company had an accumulated deficit of approximately $188.5 million. The Company held cash and cash equivalents of approximately $25.0 million as of December 31, 2018. The Company does not have enough resources to meet its operating requirements through March 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its direct and indirect wholly owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, the Company will recognize additional operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company expects to recognize corresponding ROU assets of approximately $0.3 million.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2018 and December 31, 2017, cash equivalents, which consisted of money market funds, amounted to $10.1 million and $17.3 million, respectively. Restricted cash at December 31, 2018 and December 31, 2017 of approximately $100,000 and $89,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 8).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flow:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$25,034	$25,496
Restricted cash	100	89
Total	$25,134	$25,585

 Intangible Asset with Indefinite Lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of December 31, 2018, and 2017, the Company believed that no impairment existed.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $54,000 and $64,000, respectively. All remaining property and equipment is located in the United States.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2018, the Company has not recorded any unrecognized tax benefits.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on November 28, 2018 (see Note 6).

As of December 31, 2018, and 2017, there were outstanding warrants to purchase an aggregate of 4,985,079 and 68,668 shares, respectively, of the Company’s common stock (see Note 8). The Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 137,145 and 40,174 were outstanding at December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, net loss attributable to common stockholders included preferred stock dividends of $3.3 million, related to the beneficial conversion feature of the issuance of the Series A convertible preferred stock. The number of preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2018 were 2,816,000. In computing diluted net loss per share for the years ended December 31, 2018 and 2017, no effect has been given to such convertible preferred stock, options and warrants as their effect would be anti-dilutive.

NOTE 3 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2018	2017
	(in thousands)
Property, plant and equipment, net:
Office furniture and equipment	$317	$311
Leasehold improvements	23	23
	340	334
Less: Accumulated depreciation and amortization	(297)	(243)
	$43	$91

Prepaid expenses and other:
Contract-related	$525	$494
Other	497	453
	$1,022	$947

Accrued expenses:
Contract-related	$475	$519
Compensation and compensation-related	614	65
Professional fees and other	162	246
	$1,251	$830

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

As of December 31, 2018, and December 31, 2017, the Company used Level 1 quoted prices in active markets to value cash equivalents of $10.1 million and $17.3 million, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

On November 26, 2018, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective November 28, 2018. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 15,293,782 outstanding shares of the Company’s common stock were exchanged for 1,529,427 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 2,833 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SALE OF COMMON STOCK

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (“Dawson”) (collectively “the Underwriters”) pursuant to which the Company sold securities consisting of 861,710 Class A Units at a public offering price of $3.50 per unit, with each unit consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $3.50 per share, and Warrants to purchase 285.7143 shares of Common Stock. The Warrants have an exercise price of $3.50, are exercisable and expire five years from the date of issuance.

The Company also granted the underwriters a 45-day option to purchase up to 642,856 shares of common stock and/or additional Warrants to purchase up to 642,856 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $0.24 per share). The Company received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses of approximately $0.4 million. Additionally, the Underwriters fully exercised the over-allotment option related to the warrants and purchased additional warrants to acquire 640,000 shares of common stock for net proceeds of approximately $6,000.

On December 13, 2018, the 2018 Underwriters partially exercised the over-allotment option and purchased 250,000 shares of common stock for net proceeds of approximately $0.8 million, net of an aggregate discount of $0.1 million (or $0.24 per share).

After allocating proceeds to the warrants issued with the Series A convertible preferred stock, the effective conversion price of the Series A convertible preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share. The Company recognized a one-time non-cash deemed dividend of $3.3 million for the beneficial conversion feature resulting from the intrinsic value of the conversion options of the preferred stock.

During the year ended December 31, 2018, 2,128 shares of Series A convertible preferred stock were converted into 608,000 shares of common stock. As of March 13, 2019, all Series A convertible preferred stock has been converted into common stock.

2018 At-the-Market Offering

On May 1, 2018, the Company entered into a sales agreement (“the Sales Agreement”), with Cowen and Company, LLC., (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $9.5 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the Sales Agreement. Cowen acted as sales agent and was paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company sold an aggregate of approximately 593,000 shares of common stock using the ATM, resulting in net proceeds of $6.9 million, net of expenses of approximately $0.2 million of Cowen’s commission.

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

Pursuant to the terms of the 2018 Purchase Agreement, at the time the Company signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, the Company issued 35,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2018 Purchase Agreement.

As of December 31, 2018, no shares of common stock were sold under this agreement.

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

Pursuant to the terms of the 2017 Purchase Agreement, at the time the Company signed the 2017 Purchase Agreement and the 2017 Registration Rights Agreement, the Company issued 7,304 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the year ended December 31, 2018, the Company sold an aggregate of approximately 118,000 shares of common stock under the 2017 Purchase Agreement, for gross proceeds of $2.4 million, and from inception of the 2017 Purchase Agreement, the Company has sold an aggregate of approximately 143,000 shares of common stock, for gross proceeds of approximately $3.5 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 150,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 150,000 shares to Lincoln Park under the 2017 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2017 Financing

On March 30, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp., as representative of the several underwriters (collectively, the “2017 Underwriters”), relating to the issuance and sale of 180,000 shares of our common stock, in an underwritten public offering (the “April 2017 Financing”). The public offering price for each share of common stock was $44.50. We granted the 2017 Underwriters an option to purchase up to an additional 27,000 shares of common stock to cover over-allotments, if any.

The April 2017 Financing closed on April 4, 2017. The 2017 Underwriters purchased the shares at a seven percent discount to the public offering price, for an aggregate discount of $0.6 million (or $3.12 per share). The Company incurred offering expenses of approximately $0.2 million. We received net proceeds of approximately $7.2 million. On April 13, 2017, the 2017 Underwriters fully exercised the over-allotment option and purchased 27,000 shares of common stock for net proceeds of approximately $1.1 million, net of an aggregate discount of $0.1 million (or $3.12 per share).

2016 At-the-Market Offering

During the year ended December 31, 2017, the Company sold an aggregate of approximately 149,000 shares of common stock using the at the ATM, resulting in net proceeds of $9.1 million, net of expenses of approximately $0.3 million of Cowen’s commission. With these sales, the Company sold all $15 million of shares under the 2016 Sales Agreement, and the 2016 Sales Agreement was terminated.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION

2017 Stock Incentive Plan

On June 16, 2017, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan (the “2017 Plan” and together with the 2012 Incentive Stock Option Plan, 2014 Incentive Stock Option Plan and the 2016 Stock Incentive Plan, the “Prior Plans”). Under the terms of the 2017 Plan, the Company could have issued (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2017 Plan provided for the issuance of up to 128,000 shares of common stock. With the adoption of the 2018 Plan (as defined below), no further grants may be made under the Prior Plans.

2018 Stock Incentive Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan” and together with the Prior Plans, the “Plans”). As a result of adoption of the 2018 Plan by the stockholders, no further grants may be made under the Prior Plans.

Under the terms of the 2018 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 132,000 shares of common stock, which amount was (a) reduced by awards granted under the Prior Plans after March 1, 2018, and (b) will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). In terms of calculating how many shares are reduced or increased based on activity under the Prior Plans after March 1, 2018, the calculation shall be based on one share for every one share that was subject to an option or SAR and 1.23 shares for every one share that was subject to an award other than an option or SAR. The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2018 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2018 Plan may not more than ten years. The Company reserved 132,000 shares of its common stock for future issuance under the terms of the 2018 Plan. As of December 31, 2018, 118,496 shares were available for future grants under the 2018 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

A summary of the stock option activity and related information for the Plans for the years ended December 31, 2018, and 2017 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	21,745	$913.29	7.82	$—
Grants	26,000	$46.34		—
Exercised	—
Forfeitures or expirations	(7,571)	670.36
Outstanding at January 1, 2018	40,174	$398.06	8.35	$—
Grants	101,968	$37.52		$—
Exercised	—
Forfeitures or expirations	(4,997)	$38.75

Outstanding at December 31, 2018	137,145	$143.09	8.14	$—
Vested and expected to vest at December 31, 2017	137,145	$143.09	8.14	$—
Exercisable at December 31, 2018	39,860	$375.05	5.84	$—

General

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the valuation of stock options granted during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Risk-free interest rate	2.54% to 2.81%	1.75% to 2.33%
Expected term of option	4.5 to 7.00 years	5.0 to 7.91 years
Expected stock price volatility	99.65% to 109.22%	76.28% to 77.59%
Expected dividend yield	0%	0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the companies’ historical stock price volatility.

The weighted-average grant-date fair value of stock options granted was $27.78 in 2018 and $29.20 in 2017.

Stock-based compensation expense relating to options granted of $1.6 million and $1.7 million was recognized for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had approximately $1.8 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.87 years.

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

The 2018 ESPP allows eligible employees to purchase up to an aggregate of 30,000 shares of the Company’s common stock. Under the 2018 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2018 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2018 ESPP, subject to the statutory limit under the Code. As of December 31, 2018, there were 28,242 shares available for future issuance under the 2018 ESPP, after taking into account the shares issued below.

The 2018 ESPP and 2014 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the year ended December 31, 2018 was $32,000.  The compensation expense related to the 2014 ESPP for the year ended December 31, 2017 was $36,000. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In July 2017, 1,776 shares that were purchased as of June 30, 2017, were issued under the 2014 ESPP, and approximately $64,000 of employee payroll deductions accumulated at June 30, 2017, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. In January 2017, 250 shares that were purchased as of December 31, 2016, were issued under the 2014 ESPP, and approximately $10,000 of employee payroll deductions accumulated at December 31, 2016, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. No employee deductions were withheld during 2017.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

In February 2017, a total of 563 RSUs vested that were granted to the Company’s non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $381.00 at the date of grant. 563 shares of the Company’s common stock were issued upon the vesting of such RSUs during the year ended December 31, 2017.

In May 2017, a total of 563 RSUs vested that were granted to the Company’s non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $229.00 at the date of grant. 488 shares of the Company’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 75 shares of common stock were issued during the year ended December 31, 2018.

The following table summarizes the RSU activity for the years ended December 31, 2018 and 2017:

Unvested restricted stock units as of January 1, 2017	1,126
Granted	—
Forfeited	—
Vested	(1,126)
Unvested restricted stock units as of January 1, 2018	—
Granted	—
Forfeited	—
Vested	—
Unvested restricted stock units as of December 31, 2018	—

Stock-based compensation expense related to RSU grants was $0 and $0.1 million for the year ended December 31, 2018 and 2017, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were vested and exercisable, at December 31, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.50	4,925,710	December 2023
$63.00	54,400	October 2021
$69.00	4,736	October 2021
$2,500.00	233	January 2019 to February 2019
	4,985,079

During the year ended December 31, 2017, 225 warrants with an exercise price of $63.00 were exercised. During the year ended December 31, 2018, 108 warrants with an exercise price of $1,200.00 and 9,190 warrants with an exercise price of $425.00 expired. During the year ended December 31, 2017, 3,309 and 4,452 warrants with exercise prices of $2,500.00 and $1,200.00, respectively, expired.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS

Research and Development Contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $5.5 million at December 31, 2018 for future work to be performed.

Operating Leases

As of December 31, 2018, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2019	$413
2020	212
2021	6
$631

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2018 and 2017, rent expense was $0.5 million and $0.6 million, respectively, and as of December 31, 2018 and 2017, deferred rent payable was $12,000 and $32,000, respectively, including the current portion, which at December 31, 2018 and 2017, was $12,000 and $20,000, respectively, which is included in accrued expenses in 2018 and 2017.

Defined Contribution Plan

Effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the years ended December 31, 2018 and 2017, the Company charged operations $0.2 million and $0.1 million, respectively, for contributions under the 401(k) Plan.

NOTE 10 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2018	2017
Foreign	$(21,502)	$(20,490)
Domestic	(4,587)	(633)
Total	$(26,089)	$(21,123)

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, the foreign losses are comprised of $20.9 million related to the Bermudan operations of Tonix International Holding. In 2017, the foreign losses were primarily comprised of $18.9 million related to the Bermudan operations of Tonix International Holding, which included a licensing fee of $2.0 million charged by Tonix subsidiary pursuant to a licensing agreement with Tonix subsidiary.

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

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2018	2017
Statutory federal income tax	(21.0)%	(34.0)%
State income tax, net of federal tax effect	0.0%	0.0%
Permanent difference	0.1%	0.1%
Change in valuation allowance	1.7%	(65.3)%
Foreign loss not subject to income tax	17.0%	32.1%
Return to provision true-ups	(0.1)%	(2.6)%
Tax rate change	0.0%	22.8%
Attribute reduction from control Change	3.9%	43.8%
Forfeiture of stock options	0.0%	4.8%
Other	(1.6)%	(1.7)%
Income Tax Provision	0.0%	0.0%

Deferred tax assets and related valuation allowance as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$763	$724
Stock-based compensation	2,659	2,424
Other	226	176
Total deferred assets	3,648	3,324

Valuation allowance	(3,648)	(3,324)

Net deferred tax assets	$—	$—

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2018 have been reduced to $0 to reflect IRC section 383 ownership changes through December 31, 2018 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2018, the Company had available unused federal net operating loss (“NOL”) carryforwards of approximately $0.1 million of which do not expire.  Additionally, the Company has $4.7 million of Ireland NOL carryforwards that do not expire, $0.1 million of Canada NOL which expires between 2036 and 2038 and $0.1 million of Quebec NOL which expires between 2036 and 2038. A portion of the federal, New York State, and New York City NOL carryforwards is subject to annual limitations in their use in accordance with IRC section 382. The NOL carryforwards at December 31, 2018 have been reduced to reflect IRC section 382 ownership changes through December 31, 2018 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets.  The increase/ (decrease) in the valuation allowance for the years ended December 31, 2018 and 2017 were $0.3 million, and ($13.9) million respectively.

 The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2018 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2015 and after.

The Tax Act also includes a provision to tax global intangible low-taxed income of foreign subsidiaries, a special tax deduction for foreign-derived intangible income (“GILTI”), and a base erosion anti-abuse tax measure that may tax certain payments between a U.S. corporation and its subsidiaries. These additional provisions of the Tax Act are effective for the Company beginning after December 31, 2107. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On February 14, 2019, the Company granted options to purchase an aggregate of 10,000 shares of the Company’s common stock to a director with an exercise price of $1.86, with a term of ten years, vesting on the date of the Corporation’s 2019 annual meeting of shareholders.

On February 26, 2019, the Company granted options to purchase an aggregate of 62,040 shares of the Company’s common stock to employees with an exercise price of $1.89, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 41,360 shares of the Company’s common stock to employees with an exercise price of $2.36, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for leases and liabilities and the related income and expenses under ASC 842.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2018, our internal control over financial reporting was effective.

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

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION
Seth Lederman	61	President, CEO and Chairman of the Board of Directors
Margaret Smith Bell	59	Director
Patrick Grace	63	Director
David Grange	71	Director
Donald W. Landry	64	Director
Adeoye Olukotun	74	Director
John Rhodes	62	Lead Director
James Treco	63	Director
Jessica Morris	41	Chief Operating Officer
Bradley Saenger	45	Chief Financial Officer and Treasurer
Gregory Sullivan	53	Chief Medical Officer and Secretary

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (“Tonix Sub”) in 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; Tonmya’s pharmacokinetic profile and related therapeutic properties, and Tonmya for posttraumatic stress disorder (PTSD). Dr. Lederman served as an Associate Professor at Columbia University, between 1996 and 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. Dr. Lederman has been a Manager of L&L Technologies LLC, or L&L, since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since 2007 and the Managing Member of Lederman & Co, LLC, or Lederman & Co, since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and Managing Member of Plumbline LLC since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between 2007 and 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Dr. Lederman was the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc., between 2013 and 2018, when the entity was dissolved. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

Margaret Smith Bell became a Director in September 2017. Ms. Bell has been retired for the last ten years. Previously, Ms. Bell was a Vice President at Standard Life Investments where she was a portfolio manager and health care equity analyst. Ms. Bell was also a Managing Director at Putnam Investments, and served as a senior health care analyst and a portfolio manager of the Putnam Health Sciences Trust. Ms. Bell was an analyst and vice president at State Street Research and a research analyst at Alex. Brown & Sons, Inc. Ms. Bell is a past member of the Board of Overseers at Beth Israel Deaconess Medical Center. Ms. Bell holds a B.A. from Wesleyan University and an M.B.A. from the Wharton School at the University of Pennsylvania. Ms. Bell’s extensive healthcare and investment banking experience were instrumental in her selection as a member of the Board.

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

Adeoye Olukotun, MD became a Director in September 2018. Dr. Olukotun has been the Chief Executive Officer of CR Strategies, LLC, a medical products consulting company, since 2000, and was the Chief Executive Officer of EpiGen Pharmaceuticals, Inc., a pharmaceutical company, from 2014 to January of 2018. Dr. Olukotun served as Vice Chairman of CardoVax, Inc., a pharmaceutical company, from 2012 to 2016, and as its Chief Executive Officer from 2006 to 2012. He is also co-founder of VIA Pharmaceuticals, Inc., a pharmaceutical company, and served as the company’s Chief Medical Officer from 2004 to 2008.

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

James Treco became a director in February 2019. Mr. Treco has been a Managing Partner at First Chicago Advisors, Inc., a boutique financial advisory firm where he advises executives and boards of directors of a wide range of companies, from global, large-cap companies to emerging companies, from 2009 to 2012 and from 2014 to the present. From 2012 to 2013 Mr. Treco was an investment banker with Gleacher & Company, a company that previously operated an investment banking business, providing corporate and institutional clients with strategic and financial advisory services. Mr. Treco held various positions of increasing responsibility at Salomon Brothers/Citigroup from 1984 to 2008, where he used his extensive experience in the global capital markets to advise a wide range of clients. Mr. Treco holds a B.A. from Yale University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Treco’s extensive healthcare and investment banking experience were instrumental in his selection as a member of the Board.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Margaret Smith Bell, Patrick Grace, David Grange, Donald Landry, Adeoye Olukotun, John Rhodes and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market. Prior to his resignation in February 2019, the Board found that Mr. Mather was also an independent director.

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

We have established the position of lead director, which is filled by Mr. Rhodes. The lead director has the following responsibilities, as detailed in the Lead Director charter, adopted by the Board (and also performs any other functions the Board may request):

●	Board leadership — provides leadership to the Board in any situation where the chairman’s role may be, or may be perceived to be, in conflict, and also chairs meetings when the chairman is absent;

●	Leadership of independent director meetings — leads independent director meetings, which take place without any management directors or Tonix employees present;

●	Additional meetings — calls additional independent director meetings as needed;

●	Chairman-independent director liaison — regularly meets with the chairman and serves as liaison between the chairman and the independent directors;

●	Stockholder communications — makes himself available for direct communication with our stockholders;

●

Board agenda, schedule & information — works with the chairman regarding meeting agendas, meeting schedules and information sent to directors for Board meetings, including the quality, quantity, appropriateness and timeliness of such information; and

●	Advisors and consultants — recommends to the Board the retention of outside advisors and consultants who report directly to the Board on Board-wide issues.

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

Stockholder Communications with the Board

The Company’s stockholders may communicate with the Board, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of Tonix Pharmaceuticals Holding Corp., Attention: Secretary, 509 Madison Avenue, Suite 1608, New York, New York 10022. All communications will be compiled by the Secretary and submitted to the addressee. If the Board modifies this process, the revised process will be posted on the Company’s website.

Meetings and Committees of the Board

During the fiscal year ended December 31, 2018, the Board held six meetings, the Audit Committee held eight meetings, the Compensation Committee held six meetings and the Nominating and Corporate Governance Committee held five meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Seth Lederman
Margaret Smith Bell		**
Patrick Grace	**		*
David Grange		*	*
Donald W. Landry
Adeoye Olukotun		*
John Rhodes	*		**
James Treco	*

*    Member of Committee

**  Chairman of Committee

Audit Committee

Our Audit Committee consists of Patrick Grace, John Rhodes and James Treco, with Mr. Grace elected as Chairman of the Committee. Our Board has determined that each of Messrs. Grace, Rhodes and Treco are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Grace is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2018.

Compensation Committee

Our Compensation Committee consists of Margaret Smith Bell, David Grange and Adeoye Olukotun, with Ms. Bell elected as Chairman of the Committee. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Patrick Grace, David Grange and John Rhodes, with Mr. Rhodes elected as Chairman of the Committee. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2018, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11 – EXECUTIVE COMPENSATION

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2018 compensation strategy included the following:

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

In 2018, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2018 and 2017.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2018	472,500	160,000	—	844,945	—	—	—	1,477,445
Chief Executive Officer	2017	472,500	—	—	103,344	—	—	—	575,844

Gregory Sullivan	2018	335,000	70,000	—	316,855	—	—	—	721,855
Chief Medical Officer	2017	335,000	—	—	48,443	—	—	—	383,443

Bradley Saenger	2018	335,000	70,000	—	211,235	—	—	—	616,235
Chief Financial Officer	2017	335,000	—	—	30,680	—	—	—	365,680

(1)

Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2018

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2018.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/13/2018	15,661	$34.00		$27.36
	2/13/2018	15,661	$42.50	(2)	$26.60

Bradley Saenger	2/13/2018	3,915	$34.00		$27.36
	2/13/2018	3,915	$42.50	(2)	$26.60

Gregory Sullivan	2/13/2018	5,873	$34.00		$27.36
	2/13/2018	5,873	$42.50	(2)	$26.60

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 125% premium of the closing price of the Company's common stock on the grant date.

Outstanding Equity Awards at December 31, 2018

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	350	—		$3000.00	5/9/2022
	675	—		$1020.00	2/12/2023
	710	—		$1588.00	2/11/2024
	1,000	—		$987.00	6/17/2024
	1,000	—		$668.00	10/29/2024
	1,890	—		$595.00	2/25/2025
	72	—		$595.00	2/25/2025
	1,049	51	(1)	$503.00	2/9/2026
	—	1,100	(2)	$503.00	2/9/2026
	933	667	(4)	$55.00	3/1/2027
	—	15,661	(5)	$34.00	2/13/2028
	—	15,661	(5)	$42.50	2/13/2028

Bradley Saenger	110	—		$987.00	6/17/2024
	110	—		$668.00	10/29/2024
	130	—		$595.00	2/25/2025
	142	8	(1)	$503.00	2/9/2026
	—	600	(2)	$242.00	5/27/2026
	172	28	(3)	$242.00	5/27/2026
	275	200	(4)	$55.00	3/1/2027
	—	3,915	(5)	$34.00	2/13/2028
	—	3,915	(5)	$42.50	2/13/2028

Gregory Sullivan	265	—		$987.00	6/17/2024
	265	—		$668.00	10/29/2024
	265	—		$595.00	2/25/2025
	283	17	(1)	$503.00	2/9/2026
	—	300	(2)	$503.00	2/9/2026
	438	312	(4)	$55.00	3/1/2027
	—	5,873	(5)	$34.00	2/13/2028
	—	5,873	(5)	$42.50	2/13/2028

(1)	The shares subject to this stock option vested as to 1/3 of the shares on February 9, 2017, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(2)

The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $600.00, $700.00 and $800.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.

(3)	The shares subject to this stock option vested as to 1/3 of the shares on May 27, 2017, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on March 1, 2018, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on February 13, 2019, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2018.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	137,145	$143.09	146,738
Equity compensation plans not approved by security holders	—	—	—
Total	137,145	$143.09	146,738

(1)	Consists of the 2012 Plan, the 2014 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan and the 2014 employee stock purchase plan (“ESPP”).
(2)

Consists of shares available for future issuance under the 2018 Plan and our ESPP. As of December 31, 2018, 118,496 shares of common stock were available for issuance under the 2018 Plan and 28,242 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2019, the base salary is $585,000.  The Lederman Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan (“Sullivan”) to serve as our Chief Medical Officer.  The base salary for Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2019, the base salary is $400,000.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2018 for services to our Company.

Name	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Margaret Smith Bell	$—	$65,869	$65,869
Patrick Grace	$—	$65,869	$65,869
David Grange	$—	$83,979	$83,979
Donald Landry	$—	$65,869	$65,869
Ernest Mario*	$—	$12,416	$12,416
Charles Mather IV*	$—	$65,869	$65,869
Adeoye Olukotun	$—	$12,396	$12,396
John Rhodes (2)	$—	$98,803	$98,803
Samuel Saks*	$—	$12,416	$12,416
Total:	$—	$483,486	$483,486

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Rhodes received additional stock options for serving as lead director.

*	Dr. Saks resigned from the Board August 21, 2018
*	Dr. Mario resigned from the Board September 5, 2018
*	Mr. Mather resigned from the Board February 16, 2019

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 13, 2019:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 509 Madison Avenue, Suite 1608, New York New York 10022.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Seth Lederman	Common Stock	32,666	(3)	*
Jessica Morris	Common Stock	4,602	(4)	*
Bradley Saenger	Common Stock	4,977	(5)	*
Gregory Sullivan	Common Stock	8,840	(6)	*
Margaret Smith Bell	Common Stock	2,000	(7)	*
Patrick Grace	Common Stock	2,701	(8)	*
David Grange	Common Stock	700	(9)	*
Donald Landry	Common Stock	3,332	(10)	*
Adeoye Olukotun	Common Stock	—		*
John Rhodes	Common Stock	5,965	(11)	*
James Treco	Common Stock	—		*
Officers and Directors as a Group (11 persons)	Common Stock	65,458	(12)	1.07%

Iroquois Capital Management LLC	Common Stock	1,980,634	(13)	24.95%

* Denotes less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 6,089,728 shares of common stock issued and outstanding as of March 13, 2019.

(3)	Includes 20,133 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 50 shares of common stock underlying warrants, 2,047 shares of common stock owned by Lederman & Co, 325 shares of common stock owned by L&L, 590 shares of common stock owned by Targent, 292 shares of common stock owned by Leder Laboratories, Inc. (Leder Labs), 292 shares of common stock owned by Starling, 2,270 shares owned through a 401(k) account, 4,590 shares owned through an IRA account and 310 shares owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(4)	Includes 4,415 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, and 23 shares of common stock underlying warrants.

(5)	Includes 4,083 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6)	Includes 6,205 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7)	Includes 2,000 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(8)	Includes 2,425 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9)	Includes 700 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10)	Includes 2,410 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 325 shares of common stock owned by L&L. Donald Landry, as a Member of L&L, has investment and voting control over the shares held by this entity.

(11)	Includes 3,493 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 125 shares of common stock underlying warrants.

(12)	Includes 45,864 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 2,047 shares of common stock owned by Lederman & Co, 325 shares of common stock owned by L&L, 590 shares of common stock owned by Targent, 292 shares of common stock owned by Leder Labs, 292 shares of common stock owned by Starling, 2,270 shares owned through a 401(k) account of Dr. Lederman, 4,590 shares owned through an IRA account of Dr. Lederman, 310 shares owned by Dr. Lederman’s spouse and 198 shares of common stock underlying warrants owned directly by the executive officers and directors.

(13)	Based upon a Schedule 13G filed with the SEC on February 14, 2019 by Iroquois Capital Management L.L.C., Richard Abbe and Kimberly Page, . Iroquois Master Fund Ltd. held 51,584 shares of Common Stock, 1,062 shares preferred stock convertible into 303,429 shares of Common Stock and warrants to purchase 356,975 shares of Common Stock; and Iroquois Capital Investment Group LLC held 79,050 shares of Common Stock, 1,913 shares of preferred stock convertible into 546,571 shares of Common Stock and warrants to purchase 643,025 shares of Common Stock. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund Ltd. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of Common Stock held by, and underlying the preferred stock and warrants held by, Iroquois Master Fund. Iroquois Capital is the investment advisor for Iroquois Master Fund and Mr. Abbe is the President of Iroquois Capital. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of Iroquois Capital Investment Group LLC. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of Common Stock held by, and underlying the preferred stock and warrants held by, Iroquois Master Fund and Iroquois Capital Investment Group LLC. Each of the Reporting Persons disclaims any beneficial ownership of any shares of Common Stock except to the extent of their pecuniary interest therein. As of March 13, 2019, all shares of preferred stock held by Iroquois Capital Management L.L.C., Iroquois Master Fund Ltd., Richard Abbe, Kimberly Page, Iroquois Capital Investment Group LLC had been converted into common stock. The mailing address for each beneficial owner is 125 Park Ave, 25th floor, NY, NY 10017.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $424,380 and $386,790, respectively.

 Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2018 and 2017.

Tax and Other Fees

We incurred fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2018 and 2017, of $7,500 and $12,000, respectively, related to a net operating loss study.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

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

3.06	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.07	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated November 26, 2018 and effective November 28, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 27, 2018 and incorporated herein by reference.

3.08

Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 11, 2018 and incorporated herein by reference.

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

10.12

Sales Agreement, dated May 1, 2018, by and between Tonix Pharmaceuticals Holding Corp. and Cowen and Company, LLC, filed as an exhibit to the Registration Statement on Form S-3 filed with the Commission on May 1, 2018 and incorporated herein by reference.

10.13

Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2018.

10.14

Tonix Pharmaceuticals Holding Corp. 2018 Employee Stock Purchase Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2018.

10.15

Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.16

Registration Rights Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.17	Second Amendment of Lease and Assignment of Lease (this “Amendment”) made as of December 6, 2018, by and between 509 Madison Avenue Associates, LP, and Tonix Pharmaceuticals, Inc.

10.18

Underwriting Agreement, dated December 7, 2018, by and between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 11, 2018 and incorporated herein by reference.

10.19	Form of Warrant, dated December 11, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 11, 2018 and incorporated herein by reference.

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

101

The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 18, 2019	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director	March 18, 2019
Seth Lederman	(Principal Executive Officer)

/s/ BRADLEY SAENGER	Chief Financial Officer	March 18, 2019
Bradley Saenger	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARGARET SMITH BELL	Director	March 18, 2019
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 18, 2019
David Grange

/s/ PATRICK GRACE	Director	March 18, 2019
Patrick Grace

/s/ DONALD W. LANDRY	Director	March 18, 2019
Donald W. Landry

/s/ ADEOYE OLUKOTUN	Director	March 18, 2019
Adeoye Olukotun

/s/ JOHN RHODES	Director	March 18, 2019
John Rhodes

/s/ JAMES TRECO	Director	March 18, 2019
James Treco