Form 10-K/A
period 2018-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2019-03-18
CIK 1430306

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

EXPLANATORY NOTE

Tonix Pharmaceuticals Holding Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on March 18, 2019 (the “Form 10-K”) to (i) correct inadvertent errors and omissions pertaining to certain references to registration statements referenced in the consent of EisnerAmper LP (the “Auditor’s Consent”) as filed with the Form 10-K as Exhibit 23.01, and (ii) furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and notes included in Part II, Item 8 of the Form 10-K and which was inadvertently omitted. The Company hereby amends the Form 10-K by resubmitting the corrected Auditor’s Consent and furnishing Exhibit 101 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-K, and does not modify, amend or update any other item or disclosures in the Form 10-K.

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