Form 10-Q
period 2019-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2019-05-13
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TNXP	The NASDAQ Global Market

As of May 9, 2019, there were 6,089,728 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,448	$25,034
Prepaid expenses and other	2,734	1,022
Total current assets	19,182	26,056

Property and equipment, net	41	43

Operating lease right-of-use assets	579	—
Restricted cash	100	100
Intangible asset	120	120

Total assets	$20,022	$26,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$1,404
Accrued expenses and other current liabilities	498	1,251
Operating lease liabilities, current	380	—
Total current liabilities	2,011	2,655

Operating lease liabilities, noncurrent	200	—

Total liabilities	2,211	2,655

Commitments (See Note 9)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series A Convertible Preferred stock, $0.001 par value; 11,984 shares designated; 0 and 9,856 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 6,089,728 and 3,251,970 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively, and 1,758 shares to be issued as of December 31, 2018	6	3
Additional paid in capital	212,529	212,154
Accumulated deficit	(194,685)	(188,452)
Accumulated other comprehensive loss	(39)	(41)

Total stockholders’ equity	17,811	23,664

Total liabilities and stockholders’ equity	$20,022	$26,319

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
COSTS AND EXPENSES:
Research and development	$3,896	$5,170
General and administrative	2,401	1,818
	6,297	6,988

Operating loss	(6,297)	(6,988)

Interest income, net	64	53

Net loss	$(6,233)	$(6,935)

Net loss per common share, basic and diluted	$(1.29)	$(8.80)

Weighted average common shares outstanding, basic and diluted	4,848,199	787,900

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(6,233)	$(6,935)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	2	(1)

Total other comprehensive gain (loss)	2	(1)

Comprehensive loss	$(6,231)	$(6,936)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance, December 31, 2018	9,856	$—	3,251,970	$3	$212,154	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	2,816,000	3	(3)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($3.50 per share)	—	—	20,000	—	70	—	—	70
Employee stock purchase plan	—	—	1,758	—	3	—	—	3
Stock-based compensation	—	—	—	—	305	—	—	305
Foreign currency transaction gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,233)	(6,233)
Balance, March 31, 2019	—	$—	6,089,728	$6	$212,529	$(39)	$(194,685)	$17,811

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance, December 31, 2017	—	$—	785,874	$1	186,990	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	—	—	75	—	—	—	—	—
Stock-based compensation	—	—	—	—	399	—	—	399
Issuance of common stock in March ($32.10 per share), net of transaction expenses of $45	—	—	18,000	—	532	—	—	532
Unrealized loss on foreign currency translation	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(6,935)	(6,935)
Balance, March 31, 2018	—	$—	803,949	$1	$187,921	$(13)	$(169,298)	$18,611

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,233)	$(6,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	15
Stock-based compensation	305	399
Changes in operating assets and liabilities:
Prepaid expenses and other	(1,700)	(481)
Accounts payable	(270)	(32)
Accrued expenses and deferred rent	(750)	263
Net cash used in operating activities	(8,639)	(6,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(7)	(2)
Net cash used by investing activities	(7)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	70	—
Proceeds, net of expenses of $45, from sale of common stock	—	532
Net cash provided by financing activities	70	532

Effect of currency rate change on cash	(10)	(2)

Net decrease in cash, cash equivalents and restricted cash	(8,586)	(6,243)
Cash, cash equivalents and restricted cash beginning of the period	25,134	25,585

Cash, cash equivalents and restricted cash end of period	$16,548	$19,342

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$3	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat serious psychiatric and pain conditions and biological products to improve biodefense through potential medical counter-measures. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2019, the Company had working capital of approximately $17.2 million. At March 31, 2019, the Company had an accumulated deficit of approximately $194.7 million. The Company held cash and cash equivalents of approximately $16.4 million as of March 31, 2019. The Company believes that these resources will be sufficient to meet its projected operating requirements through the end of 2019 but it does not have enough resources to meet its operating requirements for the one-year period from the date of filing of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

The condensed consolidated balance sheet as of December 31, 2018 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

Recent accounting pronouncements

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

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard has had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for operating leases; and (2) providing new disclosures about its leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In connection with the adoption of this standard, the Company made changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. The standard did not have a material impact on the Company’s results of operations or liquidity.

Upon adoption, the Company recognized operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company recognized corresponding ROU assets of approximately $0.3 million.

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

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

Cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At both March 31, 2019 and December 31, 2018, cash equivalents, which consisted of money market funds, amounted to $10.1 million. Restricted cash at both March 31, 2019 and December 31, 2018 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 8).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$16,448	$25,034
Restricted cash	100	100
Total	$16,548	$25,134

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the quarters ended March 31, 2019 and 2018 was $9,000 and $15,000, respectively. All property and equipment is located in the United States and Ireland.

Intangible asset with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of March 31, 2019, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Upon adoption, the Company recognized operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $0.3 million. In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on November 28, 2018 (see Note 4).

As of March 31, 2019, and 2018, there were outstanding warrants to purchase an aggregate of 4,964,846 and 68,561 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 248,344 and 123,636 were outstanding at March 31, 2019 and 2018, respectively (see Note 6). In computing diluted net loss per share for the three months ended March 31, 2019 and 2018, no effect has been given to such options and warrants as their effect would be anti-dilutive.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

As of both March 31, 2019, and December 31, 2018, the Company had Level 1 quoted prices in active markets of $10.1 million, consisting entirely of cash equivalents.

NOTE 4 – STOCKHOLDERS’ EQUITY

On November 26, 2018, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective November 28, 2018. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 15,293,782 outstanding shares of the Company’s common stock were exchanged for 1,529,427 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 2,833 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. On May 3, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares of common stock from 15 million to 150 million.

NOTE 5 – SALE OF COMMON STOCK

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

During the quarter ended March 31, 2019, the remaining 9,856 shares of Series A convertible preferred stock were converted into 2,816,000 shares of common stock. As of March 11, 2019, all Series A convertible preferred stock has been converted into common stock.

2018 Lincoln Park Transaction

On October 18, 2018, the Company entered into a purchase agreement (the “2018 Purchase Agreement”) and a registration rights agreement (the “2018 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2018 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2018 Purchase Agreement. Pursuant to the terms of the 2018 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2018 Purchase Agreement.

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

No shares of common stock were sold under the 2018 Purchase Agreement during the quarter ended March 31, 2019.

2018 At-the-Market Offering

On May 1, 2018, the Company entered into a sales agreement (the “Sales Agreement”), with Cowen and Company, LLC., (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $9.5 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under its existing shelf registration relating to the Sales Agreement. Cowen acted as sales agent and was paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock was sold at prevailing market prices at the time of the sale, and, as a result, prices varied.

No shares of common stock were sold under the ATM during the quarter ended March 31, 2019.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

Pursuant to the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the Registration Rights Agreement, the Company issued 7,304 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement.

During the quarter ended March 31, 2018, the Company sold an aggregate of 18,000 shares of common stock under the Purchase Agreement, for gross proceeds of approximately $0.6 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 150,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 150,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

NOTE 6 – STOCK-BASED COMPENSATION

2018 Stock Incentive Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the issuance of up to 132,000 shares of common stock. With the adoption of the 2019 Plan (as defined below), no further grants may be made under the 2018 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

2019 Stock Incentive Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”).

Under the terms of the 2019 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2019 Plan provides for the issuance of up to 1,400,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of May 9, 2019, after giving effect to the options granted on May 6, 2019 (see Note 10), 568,300 shares were available for future grants under the 2019 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	137,145	$143.09	8.14	$—
Grants	113,400	$2.06
Exercised	—
Forfeitures or expirations	(2,201)	$35.42

Outstanding at March 31, 2019	248,344	$79.65	8.69	$39,829
Vested and expected to vest at March 31, 2019	248,344	$79.65	8.69	$39,829
Exercisable at March 31, 2019	70,581	$229.28	6.54	$—

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

The weighted average fair value of options granted for the three-month periods ended March 31, 2019 and 2018 was $1.55 and $27.07 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Risk-free interest rate	2.48% to 2.54%	2.54% to 2.79%
Expected term of option	3.00 to 6.00 years	4.50 to 7.00 years
Expected stock price volatility	109.71%	101.74% to 102.00%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $0.3 million and $0.4 million was recognized for the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.86 years.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

2018 Employee Stock Purchase Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As a result of adoption of the 2019 ESPP, as defined below, by the stockholders, no further grants may be made under the 2018 ESPP Plan.

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 150,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

The 2019 and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the quarters ended March 31, 2019 and 2018 was $24,000 and $0, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. As of March 31, 2019, approximately $22,000 of employee payroll deductions, which have been withheld since January 1, 2019, the commencement of the offering period ending June 30, 2019, are included in accrued expenses in the accompanying balance sheet.

Restricted stock units

In May 2017, a total of 563 RSUs vested that were granted to the Company’s non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $229 at the date of grant. 488 shares of the Company’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 75 shares of common stock were issued during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

NOTE 7 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.50	4,905,710	December 2023
$63.00	54,400	October 2021
$69.00	4,736	October 2021
	4,964,846

During the quarter ended March 31, 2019, 20,000 warrants with an exercise price of $3.50 were exercised for proceeds of approximately $70,000.

During the quarter ended March 31, 2019 and March 31, 2018, 233 and 108 warrants with an exercise price of $2,500 and $1,200, respectively, expired.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 8 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2019, the Company has right-of-use assets of $0.6 million and a total lease liability for operating leases of $0.6 million of which $0.2 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

At March 31, 2019, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2019	$306
2020	284
2021	6
$596

 In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $0.1 million for the three months ended March 31, 2019. Amortization expense was $0.1 million for the three months ended March 31, 2019.

Other information related to leases was as follows:

Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$108

Weighted Average Remaining Lease Term
Operating leases	1.77 years

Weighted Average Discount Rate
Operating leases	3.36%

NOTE 9 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $8.7 million at March 31, 2019 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2019 and 2018, the Company charged operations $46,000 and $31,000, respectively, for contributions under the 401(k) Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On May 6, 2019, the Company granted options to purchase an aggregate of 255,000 shares of the Company’s common stock to the non-executive members of its Board of Directors with an exercise price of $2.05, with a term of ten years, vesting on the on the one year anniversary of the date of issuance.

On May 6, 2019, the Company granted options to purchase an aggregate of 346,021 shares of the Company’s common stock to employees with an exercise price of $2.05, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 230,679 shares of the Company’s common stock to employees with an exercise price of $2.56, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

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

Business Overview

Tonix is a clinical-stage biopharmaceutical company focused on discovering and developing pharmaceutical products to treat psychiatric and pain conditions, and biological products to improve biodefense through potential medical counter-measures. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

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

Our lead product candidate, Tonmya, or TNX-102 SL, a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration, is in Phase 3 development as a potential treatment for PTSD. Tonix is also developing TNX-102 SL as a bedtime treatment for fibromyalgia and agitation in Alzheimer’s disease under separate INDs to support potential pivotal efficacy studies. The fibromyalgia program is in Phase 3 development and the agitation in Alzheimer’s program is Phase 2 ready. The agitation in Alzheimer’s disease IND has been designated a Fast Track development program by the FDA. TNX-601 (tianeptine oxalate) is in the pre-IND application stage, also for the treatment of PTSD but by a different mechanism from TNX-102 SL and designed for daytime dosing. TNX-601 is also in development for a potential indication - neurocognitive dysfunction associated with corticosteroid use. A Phase 1 clinical formulation selection pharmacokinetic study of TNX-601 will be conducted outside of the U.S. in 2019. Tonix’s lead biologic candidate, TNX-801, is a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, currently in the pre-IND application stage.

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for the treatment of PTSD and TNX-102 SL for Fibromyalgia and agitation in Alzheimer’s, but we also expend effort on our other pipeline programs, including TNX-601, and TNX-801. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2019 were $3.9 million, a decrease of $1.3 million, or 25%, from $5.2 million for the three months ended March 31, 2018. This decrease is primarily due to a pharmacokinetic bridging study of TNX-102 SL that was conducted in the first quarter of 2018. Offsetting the decrease is an increase in manufacturing expenses of $0.3 million, period over period, due to TNX-601 formulation work.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 were $2.4 million, an increase of $0.6 million, or 33%, from $1.8 million incurred in the three months ended March 31, 2018. This increase is primarily due to an increase in investor and public relations expenses of $0.1 million due to increased investor meetings and in increase in insurance expenses of $0.2 million due to higher premiums in 2019.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2019 was $6.2 million, compared to a net loss of $6.9 million for the three months ended March 31, 2018, a decrease of $0.7 million or 10%.

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of $17.2 million, comprised primarily of cash and cash equivalents of $16.4 million and prepaid expenses and other of $2.7 million, which was offset by $1.1 million of accounts payable, $0.5 million of accrued expenses and other current liabilities and $0.4 million of current operating lease liabilities. Our cash and cash equivalents consisted of bank deposit accounts and money market funds. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 RECOVERY study of TNX-102 SL for the treatment of PTSD. For the three months ended March 31, 2019 and 2018, we used approximately $8.6 million and $6.8 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash used in operations during the first quarter of 2019 is due primarily to non-recurring items including close-out costs for the Phase 3 HONOR study and start-up costs related to the current Phase 3 RECOVERY study.  Additionally, the Company’s annual insurance premiums also increased over the prior year, the payments for which all occur in the first quarter. For the three months ended March 31, 2019, we raised approximately $70,000 through the exercise of warrants into common stock. For the three months ended March 31, 2018, we raised $0.5 million through the sale of shares of common stock.

Cash used by investing activities for the three months ended March 31, 2019 and 2018, was $7,000 and $2,000 respectively, related to the purchase of property and equipment.

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

During the quarter ended March 31, 2019, the remaining 9,856 shares of Series A convertible preferred stock were converted into 2,816,000 shares of common stock. As of March 11, 2019, all Series A convertible preferred stock has been converted into common stock.

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

No shares of common stock were sold under the ATM during the quarter ended March 31, 2019.

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

No shares of common stock were sold under the 2018 Purchase Agreement during the quarter ended March 31, 2019.

2017 Lincoln Park Transaction

On September 28, 2017, we entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “2017 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2017 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the 2017 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time we signed the 2017 Purchase Agreement and the 2017 Registration Rights Agreement, we issued 7,304 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the quarter ended March 31, 2018, we sold an aggregate of 18,000 shares of common stock under the 2017 Purchase Agreement, for gross proceeds of approximately $0.6 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 150,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As we had issued approximately 150,000 shares to Lincoln Park through December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We we will not have enough resources to meet our operating requirements for the one-year period from filing date of this report.

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

 Stock Compensation

Stock Options

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). As a result of adoption of the 2019 Plan by the stockholders, no further grants may be made under any previously adopted equity incentive plans of the Company.

Under the terms of the 2019 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,400,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of May 9, 2019, after giving effect to the options granted on May 6, 2019, 568,300 shares were available for future grants under the 2019 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2019 and 2018 was $1.55 and $27.07 per share, respectively.

Stock-based compensation expense relating to options granted of $0.3 million and $0.4 million was recognized for the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.86 years.

Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2019 ESPP by the stockholders, no further grants may be made under the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (“2018 ESPP”).

The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2018 ESPP for the quarters ended March 31, 2019 and 2018 was $24,000 and $0, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. As of March 31, 2019, approximately $22,000 of employee payroll deductions, which have been withheld since January 1, 2019, the commencement of the offering period ending June 30, 2019, are included in accrued expenses in the accompanying balance sheet.

Restricted Stock Units

Restricted stock units

In May 2017, a total of 563 RSUs vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $229 at the date of grant. 488 shares of the Company’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 75 shares of common stock were issued during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $8.7 million at March 31, 2019 for future work to be performed.

Operating leases

As of March 31, 2019, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2019	$306
2020	284
2021	6
$596

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

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

 Recent Accounting Pronouncements

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

The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us.

The new standard has had a material effect on our financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, we expect changes to our disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard.

The standard did not have a material impact on the Company’s results of operations or liquidity.

Upon adoption, we recognized operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recognized corresponding ROU assets of approximately $0.3 million.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 13, 2019	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)