Form 10-Q
period 2019-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2019-08-12
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 8, 2019, there were 15,362,112 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,150	$25,034
Prepaid expenses and other	2,009	1,022
Total current assets	14,159	26,056

Property and equipment, net	36	43

Operating lease right-of-use assets	580	—
Security deposit	13
Restricted cash	100	100
Intangible asset	120	120

Total assets	$15,008	$26,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044	$1,404
Accrued expenses and other current liabilities	562	1,251
Operating lease liabilities, current	441	—
Total current liabilities	2,047	2,655

Operating lease liabilities, noncurrent	139	—

Total liabilities	2,186	2,655

Commitments (See Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 11,984 shares designated; 0 and 9,856 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 6,338,320 and 3,251,970 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively, and 23,792 and 1,758 shares to be issued as of June 30, 2019 and December 31, 2018, respectively	6	3
Additional paid in capital	213,380	212,154
Accumulated deficit	(200,525)	(188,452)
Accumulated other comprehensive loss	(39)	(41)

Total stockholders’ equity	12,822	23,664

Total liabilities and stockholders’ equity	$15,008	$26,319

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
COSTS AND EXPENSES:
Research and development	$3,554	$4,067	$7,450	$9,237
General and administrative	2,352	2,076	4,753	3,894
	5,906	6,143	12,203	13,131

Operating loss	(5,906)	(6,143)	(12,203)	(13,131)

Interest income, net	66	56	130	109

Net loss	$(5,840)	$(6,087)	$(12,073)	$(13,022)

Net loss per common share, basic and diluted	$(0.95)	$(7.23)	$(2.19)	$(15.98)

Weighted average common shares outstanding, basic and diluted	6,167,012	842,041	5,511,249	815,120

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(5,840)	$(6,087)	$(12,073)	$(13,022)

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	—	(21)	2	(22)

Comprehensive loss	$(5,840)	$(6,108)	$(12,071)	$(13,044)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Series A Convertible Preferred stock		Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	9,856	$—	3,251,970	$3	$212,154	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	2,816,000	3	(3)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($3.50 per share)	—	—	20,000	—	70	—	—	70
Employee stock purchase plan	—	—	1,758	—	3	—	—	3
Stock-based compensation	—	—	—	—	305	—	—	305
Foreign currency transaction gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,233)	(6,233)
Balance, March 31, 2019	—	—	6,089,728	6	212,529	(39)	(194,685)	17,811
Issuance of common stock under 2018 Purchase Agreement	—	—	227,540	—	387	—	—	387
Issuance of common stock under At-the-market offering, net of transactional expenses of $1	—	—	21,052	—	33	—	—	33
Stock-based compensation	—	—	—	—	431	—	—	431
Foreign currency transaction loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,840)	(5,840)
Balance, June 30, 2019	—	$—	6,338,320	$6	$213,380	$(39)	$(200,525)	$12,822

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	—	$—	785,874	$1	$186,990	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	—	—	75	—	—	—	—	—
Issuance of common stock in March ($32.10 per share), net of transaction expenses of $45	—	—	18,000	—	532	—	—	532
Stock-based compensation	—	—	—	—	399	—	—	399
Foreign currency transaction loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(6,935)	(6,935)
Balance, March 31, 2018	—	—	803,949	1	187,921	(13)	(169,298)	18,611
Issuance of common stock in April ($32.10 per share)	—	—	45,000	—	1,315	—	—	1,315
Issuance of common stock in June 2018 under At-the-market offering, net of transaction expenses of $50	—	—	35,910	—	1,615	—	—	1,615
Stock-based compensation	—	—	—	—	409	—	—	409
Foreign currency transaction loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(6,087)	(6,087)
Balance, June 30, 2018	—	$—	884,859	$1	$191,260	$(34)	$(175,385)	$15,842

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,073)	$(13,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	30
Stock-based compensation	736	808
Changes in operating assets and liabilities:
Prepaid expenses	(987)	(444)
Accounts payable	(358)	342
Operating lease liabilities	2	—
Accrued expenses and other liabilities	(691)	30
Net cash used in operating activities	(13,355)	(12,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(10)	(4)
Net cash used by investing activities	(10)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	70	—
Proceeds, net of $1 and $95 expenses, from sale of common stock	420	3,462
Net cash provided by financing activities	490	3,462

Effect of currency rate change on cash	(9)	(19)

Net decrease in cash, cash equivalents and restricted cash	(12,884)	(8,817)
Cash, cash equivalents and restricted cash beginning of the period	25,134	25,585

Cash, cash equivalents and restricted cash end of period	$12,250	$16,768

Non-cash financing activities:
Issuance of common stock under employee benefit plan	$3	$—

See the accompanying notes to the condensed consolidated financial statements

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering and developing small molecules and biologics to treat psychiatric, pain and addiction conditions, and biological products to improve biodefense through potential medical counter-measures. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2019, the Company had working capital of approximately $12.1 million. At June 30, 2019, the Company had an accumulated deficit of approximately $200.5 million. The Company held cash and cash equivalents of approximately $12.2 million as of June 30, 2019. The Company believes that these resources will be sufficient to meet its projected operating requirements through the end of 2019, but it does not have enough resources to meet its operating requirements for the one-year period from the date of filing of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to changes the Company may make in its research and development spending plans. The Company may seek to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

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

Cash, cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2019 and December 31, 2018, cash equivalents, which consisted of money market funds, amounted to $10.2 million and $10.1 million, respectively. Restricted cash at both June 30, 2019 and December 31, 2018 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	June 30, 2019	December 31, 2018
	(in thousands)

Cash and cash equivalents	$12,150	$25,034
Restricted cash	100	100
Total	$12,250	$25,134

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and six months ended June 30, 2019 was $7,000 and $16,000, respectively, and $15,000 and $30,000, respectively, for the three and six months ended June 30, 2018. All property and equipment is located in the United States and Ireland.

Intangible asset with indefinite lives

During 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of June 30, 2019, the Company believed that no impairment existed.

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

Upon adoption, the Company recognized operating lease liabilities of approximately $0.3 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $0.3 million. In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2019, the Company has not recorded any unrecognized tax benefits.

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on November 28, 2018 (see Note 5).

As of June 30, 2019, and 2018, there were outstanding warrants to purchase an aggregate of 4,964,846 and 68,561 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 1,090,044 and 140,636 were outstanding at June 30, 2019 and 2018, respectively (see Note 7). In computing diluted net loss per share for the three and six months ended June 30, 2019 and 2018, no effect has been given to such options, warrants and restricted stock units as their effect would be anti-dilutive.

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

As of June 30, 2019, and December 31, 2018, the Company had Level 1 quoted prices in active markets of $10.2 million and $10.1 million, respectively, consisting entirely of cash equivalents.

NOTE 4 – LICENSE AGREEMENT WITH COLUMBIA UNIVERSITY

On May 20, 2019, the Company entered into an exclusive License Agreement (the “License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia, for itself and on behalf of the University of Kentucky and the University of Michigan (collectively, the “Institutions”) granted to the Company an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to a double-mutant cocaine esterase, and to develop and commercialize products thereunder (each, a “Product”). Pursuant to the terms of the License Agreement, Columbia has reserved for itself and the Institutions the right to practice the Technology for academic research and educational purposes.

The Company has agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee has been accrued for within accrued expenses and other current liabilities as of June 30, 2019.

The Company has agreed to pay Columbia single-digit royalties on net sales of (i) Products sold by the Company or a sublicensee and (ii) any other products that involve material or technical information related to the Product and transferred to the Company pursuant to the License Agreement (“Other Products”) sold by the Company or a sublicensee. Royalties on each particular Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the License Agreement, (ii) a specified period of time after the first commercial sale of a Product in the country in question, or (iii) expiration of any market exclusivity period granted by a regulatory agency. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until the later of (i) a specified period of time after the first commercial sale of such particular Other Product in such country or (ii) expiration of any market exclusivity period granted by a regulatory agency. Royalties payable on net sales of the Product and Other Products may be reduced by 50% of the royalties payable by the Company to any third party for intellectual property rights which are necessary for the practice of the rights licensed to the Company under the License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of June 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

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

During the first quarter of 2019, the remaining 9,856 shares of Series A convertible preferred stock were converted into 2,816,000 shares of common stock. As of March 11, 2019, all Series A convertible preferred stock has been converted into common stock.

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

During the six months ended June 30, 2019, the Company sold an aggregate of approximately 227,000 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 262,000 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 262,000 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

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

During the six months ended June 30, 2019, the Company sold an aggregate of 21,052 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the six months ended June 30, 2018, the Company sold an aggregate of 35,910 shares of common stock using the ATM, resulting in net proceeds of $1.6 million, net of expenses of approximately $50,000 of Cowen’s commission.

2017 Lincoln Park Transaction

On September 28, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time the Company signed the 2017 Purchase Agreement and the Registration Rights Agreement, the Company issued 7,304 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement.

During the six months ended June 30, 2018, the Company sold an aggregate of approximately 63,000 shares of common stock under the 2017 Purchase Agreement, for net proceeds of approximately $1.8 million, net of expenses of approximately $45,000. The Company did not sell any shares of common stock under the 2017 Purchase Agreement during the six months ended June 30, 2019.

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

NOTE 7 – STOCK-BASED COMPENSATION

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

2019 Stock Incentive Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”).

Under the terms of the 2019 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2019 Plan provides for the issuance of up to 1,400,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of June 30, 2019, 558,300 shares were available for future grants under the 2019 Plan.

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	137,145	$143.09	8.14	$
Grants	955,100	$2.17		$
Exercised	—
Forfeitures or expirations	(2,201)	35.42
Outstanding at June 30, 2019	1,090,044	$19.84	9.32		$—

Vested and expected to vest at June 30, 2019	1,090,044	$19.84	9.32		$—
Exercisable at June 30, 2019	129,757	$131.04	5.96		$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended 2019 was $1.65 per share and $1.67 per share, respectively. The weighted average fair value of options granted during the three and six months ended 2018 was $32.93 per share and $28.07 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Risk-free interest rate	2.15% to 2.54%	2.54% to 2.81%
Expected term of option	3.00 to 10.00 years	4.50 to 7.00 years
Expected stock price volatility	107.12% to 109.72%	99.65% to 102.00%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin,  and the expected stock price volatility is based on the Company’ historical stock price volatility.

 Stock-based compensation expense relating to options granted of $0.4 million and $0.7 million was recognized for the three and six-month periods ended June 30, 2019, respectively, and $0.4 million and $0.8 million was recognized for the three and six-month periods ended June 30, 2018, respectively.

As of June 30, 2019, the Company had approximately $2.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.03 years.

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

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 150,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of June 30, 2019, 150,000 shares were available for future grants under the 2019 ESPP.

 The 2019 and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP for the six months ended June 30, 2019 and 2018 was $24,000 and $0, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. As of June 30, 2019, approximately $45,000 of employee payroll deductions, which have been withheld since January 1, 2019, the commencement of the offering period ending June 30, 2019, are included in accrued expenses in the accompanying balance sheet. In August 2019, 23,792 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 will be returned to the employees in Q3 2019.

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

During the six months ended June 30, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

NOTE 8 – STOCK WARRANTS

 The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.50	4,905,710	December 2023
$63.00	54,400	October 2021
$69.00	4,736	October 2021
	4,964,846

During the six months ended June 30, 2019, 20,000 warrants with an exercise price of $3.50 were exercised for proceeds of approximately $70,000.

During the six months ended June 30, 2019 and June 30, 2018, 233 and 108 warrants with a per share exercise price of $2,500 and $1,200, respectively, expired.

NOTE 9 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2019, the Company has right-of-use assets of $0.6 million and a total lease liability for operating leases of $0.6 million of which $0.1 million is included in operating lease liabilities, noncurrent and $0.5 million is included in operating lease liabilities, current.

At June 30, 2019, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2019	$228
2020	360
2021	6
$594

 In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019. Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019.

Other information related to leases was as follows:

Six Months Ended June,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$221

Weighted Average Remaining Lease Term
Operating leases	1.77 years

Weighted Average Discount Rate
Operating leases	3.36%

NOTE 10 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $7.7 million at June 30, 2019 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $19,000 and $65,000 for the three and six months ended June 30, 2019, respectively, and $31,000 and $62,000 for the three and six months ended June 30, 2018, respectively, for contributions under the 401(k) Plan.

NOTE 11 – SUBSEQUENT EVENTS

July 2019 Financing

On July 16, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., as representatives of the underwriters (the “Underwriters”), relating to the issuance and sale of 9,000,000 shares of its common stock, in an underwritten public offering (the “July 2019 Financing”). The public offering price for each share of common stock was $0.60. The Company granted the Underwriters a 45-day option to purchase up to an additional 1,350,000 shares of common stock to cover over-allotments, if any.

The July 2019 Financing closed on July 18, 2019. The Underwriters purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million. The Company incurred offering expenses to-date of approximately $0.2 million. The Company received net proceeds of approximately $4.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 18, 2019. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to: substantial competition; our possible need for additional financing; uncertainties of patent protection and litigation; uncertainties of government or third party payor reimbursement; limited research and development efforts and dependence upon third parties; and risks related to failure to obtain clearances or approvals from the United States Food and Drug Administration, or FDA, and noncompliance with FDA regulations.

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecules and biologics to treat psychiatric, pain and addiction conditions, to improve biodefense through potential medical counter-measures and to prevent and treat organ transplant rejection. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

Our lead product candidate, TNX-102 SL, is a proprietary low-dose cyclobenzaprine, or CBP, sublingual tablet, designed for bedtime administration. TNX-102 SL is an investigational new drug that has not been approved for any indication. TNX-102 SL is in Phase 3 development as a potential treatment for PTSD. We are currently enrolling the Phase 3 RECOVERY trial, which is a double-blind, placebo-controlled study evaluating daily bedtime administration of TNX-102 SL in individuals with PTSD from trauma within 9 years of screening. The FDA has conditionally accepted the proposed trade name Tonmya® for TNX-102 SL for the treatment of PTSD. Tonix is also developing TNX-102 SL as a bedtime treatment for fibromyalgia and agitation in Alzheimer’s disease under separate Investigational New Drug applications (IND) to support potential pivotal efficacy studies. The fibromyalgia program is in Phase 3 development and the agitation in Alzheimer’s program is Phase 2 ready. We plan to meet with FDA in October 2019 to discuss a new program to study TNX-102 SL as a treatment for alcohol use disorder, or AUD, which will be developed under a separate IND. Our development pipeline also includes TNX-1300 (T172R/G173Q double-mutant cocaine esterase 200 mg, i.v. solution) which is in Phase 2 development for the treatment of cocaine intoxication. TNX-1300 is a recombinant protein enzyme produced through rDNA technology in E. coli bacteria. TNX-1300 is an investigational new biologic that has not been approved for any indication. TNX-601 (tianeptine oxalate) is in the pre-IND application stage, also for the treatment of PTSD but by a different mechanism from TNX-102 SL and designed for daytime dosing. TNX-601 is also in development for the potential indication of neurocognitive dysfunction associated with corticosteroid use. Tonix’s two biodefense products are TNX-801 and TNX-701. TNX-801 (live virus vaccine for percutaneous (scarification) administration) is a potential smallpox-preventing vaccine based on a synthetic version of horsepox virus and is currently in the pre-IND application stage. TNX-701 is a biodefense development program for protection from radiation injury in the pre-IND application stage. Finally, TNX-1500 is being developed to prevent and treat organ transplant rejection, as well as to treat autoimmune conditions, and is in the pre-IND application stage.

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for the treatment of PTSD and TNX-102 SL for the treatment of fibromyalgia, agitation in Alzheimer’s Disease and AUD, but we also expend effort on our other pipeline programs, primarily related to TNX-1300, TNX-601, TNX-701, TNX-801 and TNX-1500. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2019 were $3.6 million, a decrease of $0.5 million, or 12%, from $4.1 million for the three months ended June 30, 2018. This decrease is predominately due to timing of development milestones related to the PTSD HONOR study in 2018, which resulted in a $0.8 million increase in clinical expenses in 2018. Offsetting this decrease, is an increase in non-clinical of $0.2 million in 2019 related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 were $2.4 million, an increase of $0.3 million, or 14%, from $2.1 million incurred in the three months ended June 30, 2018. The increase in primarily due to an increase in legal fees of $0.1 million due to increased patent prosecution costs and an increase in insurance expenses of $0.2 million due to higher premiums in 2019.

Net Loss. As a result of the forgoing, the net loss for the three months ended June 30, 2019 was $5.8 million, compared to a net loss of $6.1 million for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2019 were $7.5 million, a decrease of $1.7 million, or 18%, from $9.2 million for the six months ended June 30, 2018. This decrease is predominately due to a pharmacokinetic bridging study of TNX-102 SL that was conducted in the first quarter of 2018 and due to the ramp-up of development work related to the PTSD HONOR study in 2018. Offsetting the decrease is an increase in manufacturing expenses of $0.5 million, period over period, due to TNX-601 formulation work in 2019.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 were $4.8 million, an increase of $0.9 million, or 23%, from $3.9 million incurred in the six months ended June 30, 2018. The increase in primarily due to an increase in legal fees of $0.1 million due to increased patent prosecution costs, an increase in investor and public relations expenses of $0.1 million due to increased investor meetings and an increase in insurance expenses of $0.4 million due to higher premiums in 2019.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2019 was $12.1 million, compared to a net loss of $13.0 million for the six months ended June 30, 2018.

License Agreement with Columbia University

On May 20, 2019, we entered into an exclusive License Agreement (the “License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia, for itself and on behalf of the University of Kentucky and the University of Michigan (collectively, the “Institutions”) granted us an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to a double-mutant cocaine esterase, and to develop and commercialize products thereunder (each, a “Product”). Pursuant to the terms of the License Agreement, Columbia has reserved for itself and the Institutions the right to practice the Technology for academic research and educational purposes.

We have agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee has been accrued for within accrued expenses and other current liabilities as of June 30, 2019.

We have agreed to pay Columbia single-digit royalties on net sales of (i) Products sold by us or a sublicensee and (ii) any other products that involve material or technical information related to the Product and transferred to us pursuant to the License Agreement (“Other Products”) sold by us or a sublicensee. Royalties on each particular Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the License Agreement, (ii) a specified period of time after the first commercial sale of a Product in the country in question, or (iii) expiration of any market exclusivity period granted by a regulatory agency. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until the later of (i) a specified period of time after the first commercial sale of such particular Other Product in such country or (ii) expiration of any market exclusivity period granted by a regulatory agency. Royalties payable on net sales of the Product and Other Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $12.1 million, comprised primarily of cash and cash equivalents of $12.2 million and prepaid expenses and other of $2.0 million, which was offset by $1.0 million of accounts payable, $0.6 million of accrued expenses and other current liabilities and $0.4 million of current operating lease liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing Phase 3 RECOVERY study of TNX-102 SL for the treatment of PTSD. For the six months ended June 30, 2019 and 2018, we used approximately $13.4 million and $12.3 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash used in operations is due primarily to non-recurring items including close-out costs for the Phase 3 HONOR study and start-up costs related to the current Phase 3 RECOVERY study incurred during the first quarter of 2019. Additionally, the Company’s annual insurance premiums also increased over the prior year, the payments for which all occur in the first quarter. For the six months ended June 30, 2019, net proceeds from financing activities were from the sale of our common stock of approximately $0.4 million and approximately $70,000 through the exercise of warrants into common stock. In the comparable 2018 period, approximately $3.5 million was raised through the sale of shares of common stock.

Cash used by investing activities for the six months ended June 30, 2019 and 2018, was $10,000 and $4,000 respectively, related to the purchase of property and equipment.

July 2019 Financing

On July 16, 2019, we entered into an underwriting agreement with Aegis Capital Corp., as representatives of the underwriters (the “Underwriters”), relating to the issuance and sale of 9,000,000 shares of our common stock, in an underwritten public offering (the “July 2019 Financing”). The public offering price for each share of common stock was $0.60. We granted the Underwriters a 45-day option to purchase up to an additional 1,350,000 shares of common stock to cover over-allotments, if any.

The July 2019 Financing closed on July 18, 2019. The Underwriters purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million (or $0.048 per share). We incurred offering expenses to-date of approximately $0.2 million. We received net proceeds of approximately $4.8 million.

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

During the six months ended June 30, 2019, we sold an aggregate of 21,052 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the quarter ended June 30, 2018, we sold an aggregate of 35,910 shares of common stock using the ATM, resulting in net proceeds of $1.6 million, net of expenses of approximately $50,000 of Cowen’s commission.

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

During the six months ended June 30, 2019, we sold an aggregate of approximately 227,000 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 262,000 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 262,000 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

2017 Lincoln Park Transaction

On September 28, 2017, the Company entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2017 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time the Company signed the 2017 Purchase Agreement and the Registration Rights Agreement, the Company issued 7,304 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the six months ended June 30, 2018, we sold an aggregate of approximately 63,000 shares of common stock under the 2017 Purchase Agreement, for net proceeds of approximately $1.8 million, net of expenses of approximately $45,000.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 150,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As we had issued approximately 150,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

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

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”).

Under the terms of the 2019 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 1,400,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of June 30, 2019, 558,300 shares were available for future grants under the 2019 Plan.

The weighted average fair value of options granted during the three and six months ended 2019 was $1.65 per share and $1.67 per share, respectively. The weighted average fair value of options granted during the three and six months ended 2018 was $32.93 per share and $28.07 per share, respectively.

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

Stock-based compensation expense relating to options granted of $0.4 million and $0.7 million was recognized for the three and six-month periods ended June 30, 2019, respectively, and $0.4 million and $0.8 million was recognized for the three and six-month periods ended June 30, 2018, respectively.

As of June 30, 2019, we had approximately $2.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.03 years.

Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2019 ESPP by the stockholders, no further grants may be made under the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (“2018 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 150,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of June 30, 2019, 150,000 shares were available for future grants under the 2019 ESPP.

The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP for the six months ended June 30, 2019 and 2018 was $24,000 and $0, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 1,758 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. As of June 30, 2019, approximately $45,000 of employee payroll deductions, which have been withheld since January 1, 2019, the commencement of the offering period ending June 30, 2019, are included in accrued expenses in the accompanying balance sheet. In August 2019, 23,792 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 will be returned to the employees in Q3 2019.

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

During the six months ended June 30, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $7.7 million at June 30, 2019 for future work to be performed.

Operating leases

As of June 30, 2019, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2019	$228
2020	360
2021	6
$594

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.01	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York†

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

†

Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 12, 2019	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

