Form 10-Q
period 2019-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2019-11-08
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 8, 2019, there were 1,575,246 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,024	$25,034
Prepaid expenses and other	1,529	1,022
Total current assets	11,553	26,056

Property and equipment, net	34	43

Right to use assets, net	465	—

Restricted cash	100	100
Intangible asset	120	120

Total assets	$12,272	$26,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,119	$1,404
Accrued expenses and other current liabilities	832	1,251
Lease liability, short term	415	—
Total current liabilities	2,366	2,655

Lease liability, long term	51	—

Total liabilities	2,417	2,655

Commitments (See Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 11,984 shares designated; 0 and 9,856 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 1,575,246 and 328,689 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, and 177 shares to be issued as of December 31, 2018	2	—
Additional paid in capital	218,258	212,157
Accumulated deficit	(208,363)	(188,452)
Accumulated other comprehensive loss	(42)	(41)

Total stockholders’ equity	9,855	23,664

Total liabilities and stockholders’ equity	$12,272	$26,319

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
COSTS AND EXPENSES:
Research and development	$5,052	$3,264	$12,502	$12,501
General and administrative	2,839	2,277	7,592	6,171
	7,891	5,541	20,094	18,672

Operating Loss	(7,891)	(5,541)	(20,094)	(18,672)

Interest income, net	53	62	183	171

NET LOSS	$(7,838)	$(5,479)	$(19,911)	$(18,501)

Net loss per common share, basic and diluted	$(5.69)	$(54.99)	$(23.93)	$(195.51)

Weighted average common shares outstanding, basic and diluted	1,377,857	99,640	832,050	94,628

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(7,838)	$(5,479)	$(19,911)	$(18,501)

Other comprehensive loss:
Foreign currency translation (loss) gain	(3)	5	(1)	(17)

Comprehensive loss	$(7,841)	$(5,474)	$(19,912)	$(18,518)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	281,610	1	(1)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($35.00 per share)	—	—	2,000	—	70	—	—	70
Employee stock purchase plan	—	—	177	—	3	—	—	3
Stock-based compensation	—	—	—	—	305	—	—	305
Foreign currency transaction gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,233)	(6,233)
Balance, March 31, 2019	—	—	612,476	1	212,534	(39)	(194,685)	17,811
Issuance of common stock under 2018 Purchase Agreement	—	—	22,754	—	387	—	—	387
Issuance of common stock under At-the-market offering, net of transactional expenses of $1	—	—	2,106	—	33	—	—	33
Stock-based compensation	—	—	—	—	431	—	—	431
Foreign currency transaction loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,840)	(5,840)
Balance, June 30, 2019	—	—	637,336	1	213,385	(39)	(200,525)	12,822
Issuance of common stock under July 2019 Financing, net of transactional expenses of $484	—	—	900,000	1	4,483	—	—	4,484
Issuance of commitment shares in August 2019 under 2019 Purchase Agreement	—	—	35,529	—	—	—	—	—
Employee stock purchase plan	—	—	2,381	—	28	—	—	28
Stock-based compensation	—	—	—	—	362	—	—	362
Foreign currency transaction gain	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(7,838)	(7,838)
Balance, September 30, 2019	—	$—	1,575,246	$2	$218,258	$(42)	$(208,363)	$9,855

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2017	—	$—	82,064	$—	$186,991	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	—	—	8	—	—	—	—	—
Issuance of common stock in March ($321.00 per share), net of transaction expenses of $45	—	—	1,800	—	532	—	—	532
Stock-based compensation	—	—	—	—	399	—	—	399
Foreign currency transaction loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(6,935)	(6,935)
Balance, March 31, 2018	—	—	83,872	—	187,922	(13)	(169,298)	18,611
Issuance of common stock in April ($321.00 per share)	—	—	4,500	—	1,315	—	—	1,315
Issuance of common stock in June 2018 under At-the-market offering, net of transaction expenses of $50	—	—	3,592	—	1,615	—	—	1,615
Stock-based compensation	—	—	—	—	409	—	—	409
Foreign currency transaction loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(6,087)	(6,087)
Balance, June 30, 2018	—	—	91,964	—	191,261	(34)	(175,385)	15,842
Issuance of common stock under purchase agreement	—	—	4,500	—	409	—	—	409
Issuance of common stock in July, August and September 2018 under At-the-market offering, net of transaction expenses of $77	—	—	12,115	—	2,481	—	—	2,481
Stock-based compensation	—	—	—	—	451	—	—	451
Foreign currency transaction gain	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(5,479)	(5,479)
Balance, September 30, 2018	—	$—	108,579	$—	$194,602	$(29)	$(180,864)	$13,709

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,911)	$(18,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	43
Stock-based compensation	1,098	1,259
Changes in operating assets and liabilities:
Prepaid expenses and other	(508)	(149)
Accounts payable	(285)	(249)
Operating lease liabilities	2	—
Accrued expenses and other current liabilities	(386)	450
Net cash used in operating activities	(19,969)	(17,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(12)	(7)
Net cash used by investing activities	(12)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	70	—
Proceeds, net of $485 and $172 expenses, from sale of common stock	4,904	6,352
Net cash provided by financing activities	4,974	6,352

Effect of currency rate change on cash	(3)	(10)

Net decrease in cash, cash equivalents and restricted cash	(15,010)	(10,812)
Cash, cash equivalents and restricted cash beginning of the period	25,134	25,585

Cash, cash equivalents and restricted cash end of period	$10,124	$14,773

Supplemental disclosures of cash flow information:

Non cash financing activities:
Issuance of common stock under employee benefit plan	$31	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), clinical-stage biopharmaceutical company focused on discovering and developing small molecules and biologics to treat psychiatric, pain and addiction conditions, to improve biodefense through potential medical counter-measures, to treat transplant rejection and to treat gastric and pancreatic cancers. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

On October 31, 2019, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective November 1, 2019. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 15,717,402 outstanding shares of the Company’s common stock were exchanged for 1,575,246 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 3,457 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2019, the Company had working capital of approximately $9.2 million. At September 30, 2019, the Company had an accumulated deficit of approximately $208.4 million. The Company held cash and cash equivalents of approximately $10 million as of September 30, 2019. The Company does not have enough resources to meet its operating requirements for the one-year period from the date of filing of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

Cash, cash equivalents and restricted cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2019 and December 31, 2018, cash equivalents, which consisted of money market funds, amounted to $8.5 million and $10.1 million, respectively. Restricted cash at both September 30, 2019 and December 31, 2018 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 9).

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$10,024	$25,034
Restricted cash	100	100
Total	$10,124	$25,134

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the three and nine months ended September 30, 2019 was $5,000 and $21,000, respectively, and $13,000 and $43,000, respectively, for the three and nine months ended September 30, 2018. All property and equipment is located in the United States and Ireland.

Intangible asset with indefinite lives

During 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of September 30, 2019, the Company believed that no impairment existed.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2019, the Company has not recorded any unrecognized tax benefits.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Per share data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give effect to the 1-for-10 reverse stock split, which was effected on November 1, 2019 and November 28, 2018 (see Note 1).

As of September 30, 2019, and 2018, there were outstanding warrants to purchase an aggregate of 496,486 and 5,939 shares, respectively, of the Company’s common stock. In addition, the Company has issued to employees, directors and consultants, options to acquire shares of the Company’s common stock, of which 109,036 and 14,236 were outstanding at September 30, 2019 and 2018, respectively. In computing diluted net loss per share for the three and nine months ended September 30, 2019 and 2018, no effect has been given to such options and warrants (see Note 8) as their effect would be anti-dilutive.

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

As of September 30, 2019, and December 31, 2018, the Company had Level 1 quoted prices in active markets of $8.5 million and $10.1 million, respectively, consisting entirely of cash equivalents.

NOTE 4 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the Asset Purchase Agreement, Tonix has agreed to pay $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

Pursuant to the terms of the WSU License Agreement, WSU has granted to Tonix an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the Assets. WSU has reserved for itself the right to practice the Technology for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. Tonix is obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Pursuant to the WSU License Agreement, Tonix has agreed to pay $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, the Company also agreed to pay WSU, milestone payments totaling approximately $3.4 million. Tonix has also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by Tonix or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind.

As of September 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 5 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On September 16, 2019, the Company entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia granted to Tonix an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia has reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

The Company has agreed to pay a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

The Company has agreed to pay Columbia single-digit royalties on net sales of (i) TFF2 Products sold by Tonix or a sublicensee and (ii) any other products that involve material or technical information related to the TFF2 Product and transferred to Tonix pursuant to the Columbia License Agreement (“Other Products”) sold by Tonix or a sublicensee. Royalties on each particular TFF2 Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the Columbia License Agreement, and (ii) a specified period of time after the first commercial sale of a TFF2 Product in the country in question. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until a specified period of time after the first commercial sale of such particular Other Product in such country. Royalties payable on net sales of the TFF2 Product and Other Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the Columbia License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

The Company is also obligated to make contingent milestone payments to Columbia totaling $3.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of September 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

On May 20, 2019, the Company entered into an exclusive License Agreement (the “License Agreement”) with Columbia pursuant to which Columbia, for itself and on behalf of the University of Kentucky and the University of Michigan (collectively, the “Institutions”) granted to the Company an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to a double-mutant cocaine esterase, and to develop and commercialize products thereunder (each, a “Product”). Pursuant to the terms of the License Agreement, Columbia has reserved for itself and the Institutions the right to practice the Technology for academic research and educational purposes.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The Company has agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee has been accrued for within accrued expenses and other current liabilities as of September 30, 2019.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of September 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 6 – SALE OF COMMON STOCK

2019 Lincoln Park Transaction

On August 20, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement (the “2019 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2019 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2019 Purchase Agreement. Pursuant to the terms of the 2019 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2019 Purchase Agreement.

Pursuant to the terms of the 2019 Purchase Agreement, at the time the Company signed the 2019 Purchase Agreement and the 2019 Registration Rights Agreement, the Company issued 35,529 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement. The commitment shares were valued at $200,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2019 Purchase Agreement.

The Company did not sell any shares of common stock under the 2019 Purchase Agreement during the nine months ended September 30, 2019.

July 2019 Financing

On July 16, 2019, the Company entered into an underwriting agreement with Aegis Capital Corp., as representatives of the underwriters (“Aegis”), relating to the issuance and sale of 900,000 shares of its common stock, in an underwritten public offering (the “July 2019 Financing”). The public offering price for each share of common stock was $6.00. The Company granted Aegis a 45-day option to purchase up to an additional 135,000 shares of common stock to cover over-allotments, if any.

The July 2019 Financing closed on July 18, 2019. Aegis purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million (or $0.48 per share). The Company incurred offering expenses of approximately $0.5 million. We received net proceeds of approximately $4.5 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which the Company sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are exercisable and expire five years from the date of issuance.

The Company also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $2.40 per share). The Company received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses of approximately $0.4 million. Additionally, the Underwriters fully exercised the over-allotment option related to the warrants and purchased additional warrants to acquire 64,000 shares of common stock for net proceeds of approximately $6,000.

On December 13, 2018, the Underwriters partially exercised the over-allotment option and purchased 25,000 shares of common stock for net proceeds of approximately $0.8 million, net of an aggregate discount of $0.1 million (or $2.40 per share).

During the first quarter of 2019, the remaining 9,856 shares of Series A Convertible Preferred Stock were converted into 281,610 shares of common stock. As of March 11, 2019, all Series A Convertible Preferred Stock has been converted into common stock.

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

Pursuant to the terms of the 2018 Purchase Agreement, at the time the Company signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, the Company issued 3,500 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2018 Purchase Agreement.

During the nine months ended September 30, 2019, the Company sold an aggregate of approximately 22,700 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 26,200 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

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

TONIX PHARMACEUTICALS HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

During the nine months ended September 30, 2019, the Company sold an aggregate of 2,106 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the nine months ended September 30, 2018, the Company sold an aggregate of approximately 16,000 shares of common stock using the ATM, resulting in net proceeds of $4.1 million, net of expenses of approximately $0.1 million of Cowen’s commission.

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

Pursuant to the terms of the 2017 Purchase Agreement, at the time the Company signed the 2017 Purchase Agreement and the Registration Rights Agreement, the Company issued 731 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement.

During the nine months ended September 30, 2018, the Company sold approximately 11,000 shares of common stock under the 2017 Purchase Agreement, resulting in net proceeds of $2.3 million, net of expenses of approximately $45,000. The Company did not sell any shares of common stock under the 2017 Purchase Agreement during the nine months ended September 30, 2019.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 15,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 15,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval

NOTE 7 – STOCK-BASED COMPENSATION

2018 Stock Incentive Plan

On June 8, 2018, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the issuance of up to 13,200 shares of common stock. With the adoption of the 2019 Plan (as defined below), no further grants may be made under the 2018 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

2019 Stock Incentive Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”, and together with the 2018 Plan, the “Plans”).

Under the terms of the 2019 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2019 Plan provides for the issuance of up to 140,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of September 30, 2019, 55,825 shares were available for future grants under the 2019 Plan.

General

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,740	$1,430.90	8.14	$
Grants	95,517	$21.74		$
Exercised	—
Forfeitures or expirations	(221)	359.86
Outstanding at September 30, 2019	109,036	$199.57	8.86		$—

Vested and expected to vest at September 30, 2019	109,036	$199.57	8.86		$—
Exercisable at September 30, 2019	16,723	$1,045.31	5.17		$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the nine months ended September 30, 2019 was $16.54 per share. The weighted average fair value of options granted during the three and nine months ended September 30, 2018 was $82.64 per share and $277.77 per share, respectively.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk-free interest rate	2.30% to 2.54%	2.54% to 2.81%
Expected term of option	5.10 to 10.00 years	4.50 to 7.00 years
Expected stock price volatility	107.12% to 109.72%	99.65% to 109.22%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin,  and the expected stock price volatility is based on the Company’ historical stock price volatility.

 Stock-based compensation expense relating to options granted of $0.4 million and $1.1 million was recognized for the three and nine-month periods ended September 30, 2019, respectively, and $0.4 million and $1.2 million was recognized for the three and nine-month periods ended September 30, 2018, respectively.

As of September 30, 2019, the Company had approximately $2.1 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.85 years.

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

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of September 30, 2019, 12,619 shares were available for future grants under the 2019 ESPP.

 The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP and 2018 ESPP for the nine months ended September 30, 2019 and 2018 was $28,000 and $32,000, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 177 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In August 2019, 2,381 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 was returned to the employees. As of September 30, 2019, approximately $9,000 of employee payroll deductions, which have been withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, are included in accrued expenses in the accompanying balance sheet.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Restricted Stock Units

In May 2017, a total of 57 restricted stock units (“RSUs”) vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $2,290 at the date of grant. 49 shares of the Company’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 8 shares of common stock were issued during the three months ended March 31, 2018.

During the nine months ended September 30, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

NOTE 8 – STOCK WARRANTS

 The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$690.00	474	October 2021
	496,486

During the nine months ended September 30, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the nine months ended September 30, 2019, 24 warrants with a per share exercise price of $25,000 expired. During the nine months ended September 30, 2018, 11 and 919 warrants with a per share exercise price of $12,000 and $4,250, respectively, expired.

NOTE 9 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At September 30, 2019, the Company has right-of-use assets of $0.5 million and a total lease liability for operating leases of $0.5 million of which $0.1 million is included in operating lease liabilities, noncurrent and $0.4 million is included in operating lease liabilities, current.

At September 30, 2019, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2019	$113
2020	358
2021	6
$477

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

 In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019. Amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019.

Other information related to leases was as follows:

Nine Months Ended September, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases (in thousands)	$333

Weighted Average Remaining Lease Term
Operating leases	1.09 years

Weighted Average Discount Rate
Operating leases	3.37%

NOTE 10 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $7.2 million at September 30, 2019 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $8,000 and $74,000 for the three and nine months ended September 30, 2019, respectively, and $26,000 and $88,000 for the three and nine months ended September 30, 2018, respectively, for contributions under the 401(k) Plan.

NOTE 11 – SUBSEQUENT EVENT

On October 31, 2019, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective November 1, 2019. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 15,717,402 outstanding shares of the Company’s common stock were exchanged for 1,575,246 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 3,457 shares of the Company’s common stock due to rounding. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 150 million to 15 million. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecules and biologics to treat psychiatric, pain and addiction conditions, to improve biodefense through potential medical counter-measures, to treat organ transplant rejection and to treat gastric and pancreatic cancers. Our most advanced drug development program is focused on delivering a safe and effective long-term treatment for posttraumatic stress disorder, or PTSD. PTSD is characterized by chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. We have assembled a management team with significant industry experience to lead the development of our product candidates. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in the fields of PTSD, other central nervous system disorders and biodefense.

Our lead product candidate, TNX-102 SL is a proprietary sublingual tablet formulation of cyclobenzaprine, or CBP, designed for bedtime administration. TNX-102 SL is an investigational new drug that has not been approved for any indication. TNX-102 SL is in Phase 3 development as a potential treatment for PTSD. We are currently enrolling participants in the Phase 3 RECOVERY trial, which is a double-blind, placebo-controlled study evaluating daily bedtime administration of TNX-102 SL in individuals with PTSD from trauma within 9 years of screening. The FDA has conditionally accepted the proposed trade name Tonmya® for TNX-102 SL for the treatment of PTSD. Tonix is also developing TNX-102 SL as a bedtime treatment for fibromyalgia and agitation in Alzheimer’s disease, under separate Investigational New Drug applications, or INDs, to support potential pivotal efficacy studies. Tonix has met with FDA to discuss a separate IND for treating alcohol use disorder. The fibromyalgia program is in Phase 3 development, the agitation in Alzheimer’s program is Phase 2 ready and the alcohol use disorder program is in the pre-IND application stage. TNX-1300 (double-mutant cocaine esterase) is being developed under an IND and is in Phase 2 development for the treatment of life-threatening cocaine intoxication. Tonix has two other programs in the pre-IND application stage of development for PTSD, but with different mechanisms than TNX-102 SL and designed for daytime dosing: TNX-601 (tianeptine oxalate) and TNX-1600, a triple reuptake inhibitor. TNX-601 is also in development for a potential indication - neurocognitive dysfunction associated with corticosteroid use. Data on TNX-601 from a Phase 1 clinical formulation selection pharmacokinetic study that is being conducted outside of the U.S. is expected in the second half of 2019. TNX-801 (live virus vaccine for percutaneous [scarification] administration) is a potential smallpox-preventing vaccine based on a live synthetic version of horsepox virus, currently in the pre-IND application stage. TNX-1500 is being developed to prevent and treat organ transplant rejection, as well as to treat autoimmune conditions, and is in the pre-IND application stage. Finally, TNX-1700 is being developed to treat gastric and pancreatic cancers and is currently in the pre-IND application stage.

Current Operating Trends

 Our current research and development efforts are focused on developing Tonmya for the treatment of PTSD and TNX-102 SL for the treatment of fibromyalgia, agitation in Alzheimer’s Disease and AUD, but we also expend effort on our other pipeline programs, primarily related to TNX-1300, TNX-601, TNX-701, TNX-801, TNX-1500 and TNX-1700. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2019 were $5.1 million, an increase of $1.8 million, or 55%, from $3.3 million for the three months ended September 30, 2018. This increase is predominately due to timing of development activities related to the PTSD RECOVERY study, which resulted in a $1.0 million increase in clinical expenses in 2019, ramp up of work related to TNX-601, resulting in a $0.3 million increase in manufacturing expenses in 2019, and an increase in non-clinical of $0.3 million in 2019 related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 were $2.8 million, an increase of $0.5 million, or 22%, from $2.3 million incurred in the three months ended September 30, 2018. The increase is primarily due to an increase in legal fees of $0.3 million due to increased patent prosecution costs and an increase in insurance expenses of $0.2 million due to higher premiums in 2019.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2019 was $7.8 million, compared to a net loss of $5.5 million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Research and Development Expenses. Research and development expenses were $12.5 million for both the nine months ended September 30, 2019 and the nine months ended September 30, 2018. Costs incurred in 2019 are predominately due to the PTSD RECOVERY study while costs incurred in 2018 are predominately due to the PTSD HONOR study.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 were $7.6 million, an increase of $1.4 million, or 23%, from $6.2 million incurred in the nine months ended September 30, 2018. The increase is primarily due to an increase in legal fees of $0.4 million due to increased patent prosecution costs, an increase in investor and public relations expenses of $0.2 million due to increased investor meetings and an increase in insurance expenses of $0.5 million due to higher premiums in 2019.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2019 was $19.9 million, compared to a net loss of $18.5 million for the nine months ended September 30, 2018.

License Agreements with Columbia University

On September 16, 2019, we entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia granted to Tonix an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia has reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

We have agreed to pay a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

We have agreed to pay Columbia single-digit royalties on net sales of (i) TFF2 Products sold by Tonix or a sublicensee and (ii) any other products that involve material or technical information related to the TFF2 Product and transferred to Tonix pursuant to the License Agreement (“Other Products”) sold by Tonix or a sublicensee. Royalties on each particular TFF2 Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the Columbia License Agreement, and (ii) a specified period of time after the first commercial sale of a TFF2 Product in the country in question. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until a specified period of time after the first commercial sale of such particular Other Product in such country. Royalties payable on net sales of the TFF2 Product and Other Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the Columbia License Agreement, provided that the royalty payable on a TFF2 Product or Other Product may not be reduced by more than 50%.

We are also obligated to make contingent milestone payments to Columbia totaling $3.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of September 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

On May 20, 2019, we entered into an exclusive License Agreement (the “License Agreement”) with Columbia pursuant to which Columbia, for itself and on behalf of the University of Kentucky and the University of Michigan (collectively, the “Institutions”) granted to us an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to a double-mutant cocaine esterase, and to develop and commercialize products thereunder (each, a “Product”). Pursuant to the terms of the License Agreement, Columbia has reserved for itself and the Institutions the right to practice the Technology for academic research and educational purposes.

We have agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee has been accrued for within accrued expenses and other current liabilities as of September 30, 2019.

We has agreed to pay Columbia single-digit royalties on net sales of (i) Products sold by Tonix or a sublicensee and (ii) any other products that involve material or technical information related to the Product and transferred to us pursuant to the License Agreement (“Other Products”) sold by Tonix or a sublicensee. Royalties on each particular Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the License Agreement, (ii) a specified period of time after the first commercial sale of a Product in the country in question, or (iii) expiration of any market exclusivity period granted by a regulatory agency. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until the later of (i) a specified period of time after the first commercial sale of such particular Other Product in such country or (ii) expiration of any market exclusivity period granted by a regulatory agency. Royalties payable on net sales of the Product and Other Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of September 30, 2019, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $9.2 million, comprised primarily of cash and cash equivalents of $10.0 million and prepaid expenses and other of $1.5 million, which was offset by $1.1 million of accounts payable, $0.9 million of accrued expenses and other current liabilities and $0.4 million of current operating lease liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our ongoing Phase 3 RECOVERY study of TNX-102 SL for the treatment of PTSD. For the nine months ended September 30, 2019 and 2018, we used approximately $20.0 million and $17.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash used in operations is due primarily to close-out costs for the Phase 3 HONOR study and costs related to the current Phase 3 RECOVERY study. Additionally, our annual insurance premiums also increased over the prior year, the payments for which all occur in the first quarter. For the nine months ended September 30, 2019, net proceeds from financing activities were from the sale of our common stock of approximately $4.9 million and approximately $70,000 through the exercise of warrants into common stock. In the comparable 2018 period, approximately $6.4 million was raised through the sale of shares of common stock.

Cash used in investing activities for the nine months ended September 30, 2019 and 2018, was $12,000 and $7,000 respectively, related to the purchase of property and equipment.

2019 Lincoln Park Transaction

On August 20, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement (the “2019 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2019 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2019 Purchase Agreement. Pursuant to the terms of the 2019 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2019 Purchase Agreement.

Pursuant to the terms of the 2019 Purchase Agreement, at the time we signed the 2019 Purchase Agreement and the 2019 Registration Rights Agreement, we issued 35,529 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement. The commitment shares were valued at $200,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2019 Purchase Agreement.

We did not sell any shares of common stock under the 2019 Purchase Agreement during the nine months ended September 30, 2019.

July 2019 Financing

On July 16, 2019, we entered into an underwriting agreement with Aegis Capital Corp., as representatives of the underwriters (“Aegis”), relating to the issuance and sale of 900,000 shares of our common stock, in an underwritten public offering (the “July 2019 Financing”). The public offering price for each share of common stock was $6.00. We granted Aegis a 45-day option to purchase up to an additional 135,000 shares of common stock to cover over-allotments, if any.

The July 2019 Financing closed on July 18, 2019. Aegis purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million (or $0.48 per share). We incurred offering expenses of approximately $0.5 million. We received net proceeds of approximately $4.5 million.

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which we sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are exercisable and expire five years from the date of issuance.

We also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $0.24 per share). We received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses of approximately $0.4 million. Additionally, the Underwriters fully exercised the over-allotment option related to the warrants and purchased additional warrants to acquire 64,000 shares of common stock for net proceeds of approximately $6,000.

On December 13, 2018, the Underwriters partially exercised the over-allotment option and purchased 25,000 shares of common stock for net proceeds of approximately $0.8 million, net of an aggregate discount of $0.1 million (or $2.40 per share).

During the first quarter of 2019, the remaining 9,856 shares of Series A Convertible Preferred Stock were converted into 281,610 shares of common stock. As of March 11, 2019, all Series A Convertible Preferred Stock has been converted into common stock.

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

During the nine months ended September 30, 2019, we sold an aggregate of 2,106 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the quarter ended June 30, 2018, we sold an aggregate of approximately 16,000 shares of common stock using the ATM, resulting in net proceeds of $4.1 million, net of expenses of approximately $0.1 of Cowen’s commission.

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

Pursuant to the terms of the 2018 Purchase Agreement, at the time we signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, we issued 3,500 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2018 Purchase Agreement.

During the nine months ended September 30, 2019, we sold an aggregate of approximately 22,700 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 26,200 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

2017 Lincoln Park Transaction

On September 28, 2017, we entered into a purchase agreement (the “2017 Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2017 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of its common stock (subject to certain limitations) from time to time during the term of the 2017 Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2017 Purchase Agreement.

Pursuant to the terms of the 2017 Purchase Agreement, at the time we signed the 2017 Purchase Agreement and the Registration Rights Agreement, we issued 731 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the 2017 Purchase Agreement. The commitment shares were valued at $300,000, recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2017 Purchase Agreement.

During the nine months ended September 30, 2018, we sold an aggregate of approximately 11,000 shares of common stock under the 2017 Purchase Agreement, for gross proceeds of approximately $2.3 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 15,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As we had issued approximately 15,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2017 Purchase Agreement without shareholder approval.

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

Stock Compensation

Stock Options

On June 8, 2018, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the issuance of up to 13,200 shares of common stock. With the adoption of the 2019 Plan (as defined below), no further grants may be made under the 2018 Plan.

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”, and together with the 2018 Plan, the “Plans”).

Under the terms of the 2019 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2018 Plan provides for the issuance of up to 140,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of September 30, 2019, 55,825 shares were available for future grants under the 2019 Plan.

The weighted average fair value of options granted during the nine months ended September 30, 2019 was $16.54 per share. The weighted average fair value of options granted during the three and nine months ended September 30, 2018 was $82.64 per share and $277.77 per share, respectively.

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

Stock-based compensation expense relating to options granted of $0.4 million and $1.1 million was recognized for the three and nine-month periods ended September 30, 2019, respectively, and $0.4 million and $1.2 million was recognized for the three and nine-month periods ended September 30, 2018, respectively.

As of September 30, 2019, we had approximately $2.1 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.85 years.

Employee Stock Purchase Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2019 ESPP by the stockholders, no further grants may be made under the Tonix Pharmaceuticals Holdings Corp. 2018 Employee Stock Purchase Plan (“2018 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of our common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of September 30, 2019, 12,619 shares were available for future grants under the 2019 ESPP.

 The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP and 2018 ESPP for the nine months ended September 30, 2019 and 2018 was $28,000 and $32,000, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 177 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In August 2019, 2,381 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 was returned to the employees. As of September 30, 2019, approximately $9,000 of employee payroll deductions, which have been withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, are included in accrued expenses in the accompanying balance sheet.

Restricted Stock Units

In May 2017, a total of 57 restricted stock units (“RSUs”) vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $229 at the date of grant. 49 shares of we’s common stock were issued upon the vesting of such RSU’s during the year ended December 31, 2017. The remaining 8 shares of common stock were issued during the three months ended March 31, 2018.

During the nine months ended September 30, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $7.2 million at September 30, 2019 for future work to be performed.

Operating leases

As of September 30, 2019, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2019	$113
2020	358
2021	6
$477

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

Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate we would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. We lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, we expect changes to our disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. The standard did not have a material impact on our results of operations or liquidity.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2019, we issued 35,529 commitment shares to Lincoln Park Capital Fund, LLC as a fee for its commitment to purchase shares of our common stock pursuant to that certain Purchase Agreement dated August 20, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc. †

10.02	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University.†

10.03	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York.†

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 8, 2019	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)