Form 10-K
period 2019-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2020-03-24
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

509 Madison Avenue, Suite 1608 New York, New York	10022
(Address of principal executive office)	(Zip Code)
(212) 980-9155 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	TNXP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2019, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $7,272,618. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2020, there were 49,353,134, shares of registrant’s common stock outstanding.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing drugs and biologics to treat and prevent human disease and alleviate suffering. Our current portfolio includes biologics to prevent infectious diseases and small molecules and biologics to treat pain, psychiatric and addiction conditions. In 2020, we announced a program to develop a potential vaccine to protect against the novel coronavirus disease emerging in 2019, or COVID-19. Our most advanced drug development programs are focused on delivering safe and effective long-term treatments for fibromyalgia, or FM, and posttraumatic stress disorder, or PTSD. FM is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  PTSD is a psychiatric condition characterized by the re-experiencing of trauma through intrusive and vivid recollections, nightmares and flashbacks. Both FM and PTSD are associated with chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. In addition, our product pipeline includes other clinical stage and pre-clinical stage programs.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

On February 26, 2020, Tonix announced a strategic collaboration with the Southern Research Institute, or Southern Research, to support the development of TNX-1800 (live modified horsepox virus vaccine for percutaneous administration), a potential vaccine to protect against COVID-19. TNX-1800 is based on Tonix’s proprietary horsepox vaccine platform, which we believe can be engineered to express relevant protein antigens from different infectious diseases to make a variety of vaccines. The collaboration with Southern Research will develop and test TNX-1800, which is designed to express the spike protein from the virus that causes COVID-19, which is called SARS-CoV-2. Our plan is to test whether vaccination with TNX-1800 will elicit an immune response to the SARS-CoV-2 spike protein and if so, whether such an immune response will protect against COVID-19. SARS-CoV-2 is reportedly highly contagious. There are currently no vaccines approved by the U.S. Food and Drug Administration, or FDA, to protect against COVID-19. Multiple companies and research institutions are developing potential COVID-19 vaccines. TNX-1800 is in the pre-clinical, pre-Investigational New Drug application, or pre-IND, stage of development and has not been approved for any indication.

 TNX-801 (live synthesized horsepox virus vaccine for percutaneous administration) is a potential vaccine to protect against and treat smallpox and monkeypox. TNX-801 was synthesized by Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada in collaboration with us. TNX-801 has demonstrated protective vaccine activity in mice, using a model of lethal vaccinia virus infection. In addition, the tolerability of TNX-801 compared favorably with a vaccinia virus vaccine in mice. In January, 2020 at the American Society of Microbiology Biothreats conference, we reported the results of experiments on TNX-801 performed in collaboration with Southern Research, that showed TNX-801 vaccinated macaques were protected against monkeypox challenge. TNX-801 is in the pre-IND stage and is not approved for any indication.

Our most advanced product candidate, TNX-102 SL, is a proprietary sublingual tablet formulation of cyclobenzaprine, or CBP, designed for bedtime administration. TNX-102 SL is in development for FM, PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. TNX-102 SL has been granted Breakthrough Therapy designation by the FDA for the treatment of PTSD and Fast Track designation by the FDA for the treatment of AAD.

TNX-102 SL is a potential bedtime treatment for the management of FM, and for the treatment of PTSD, AAD, and AUD. In FM, we are enrolling patients into the Phase 3 RELIEF trial (F304) and expect to report results from an interim analysis in the third quarter of 2020. In PTSD, we are completing the Phase 3 RECOVERY trial and expect to report topline results in the second quarter of 2020, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of topline results. Moreover, the RECOVERY study is unlikely to show an effect of TNX-102 SL, because at a pre-planned interim analysis in February of 2020, an Independent Data Monitoring Committee, or IDMC, reported that the a drug effect, if any, was below the pre-specified criteria for futility, based on the results of the first 50% of enrolled participants. Based on the IDMC’s recommendation to stop the study, the RECOVERY study stopped enrolling new patients in February 2020. Patient who were already enrolled in RECOVERY are being followed to completion. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. The AUD program is in the pre- IND stage, and we intend to submit an IND application in the first half of 2020, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our IND submission. Upon receiving FDA clearance of an IND application, the AUD program is expected to be ready for a Phase 2 proof-of-concept study. TNX-102 SL is an investigational new drug and is not approved for any indication.

TNX-601 CR (tianeptine oxalate controlled-release tablets) is in development as a daytime treatment for major depressive disorder, or depression, as well as for PTSD and neurocognitive dysfunction associated with corticosteroid use. TNX-601 CR is a new, controlled release formulation of a novel salt of tianeptine. An immediate release form of tianeptine, with three times a day dosing, has been marketed outside of the U.S. for the treatment of depression for several decades. We reported the results of a pharmacokinetic study in the fourth quarter of 2019, performed outside of the U.S., that was the basis for selecting the TNX-601 CR formulation with controlled release characteristics suitable for once-daily dosing. We are planning to conduct the first efficacy study outside of the U.S. in the first half of 2021, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of this efficacy study. TNX-601 CR is expected to be U.S. IND-ready in 2021. TNX-601 CR is an investigational new drug in the pre-IND stage of development and is not approved for any indication.

TNX-1300 (double-mutant cocaine esterase) is in Phase 2 development for the treatment of life-threatening cocaine intoxication and has been granted Breakthrough Therapy designation by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it efficiently disintegrates cocaine in the blood of volunteers who had received intravenous, or i.v., cocaine. TNX-1300 is an investigational new biological drug and is not approved for any indication.

Finally, in addition to TNX-1800 and TNX-801, our preclinical pipeline includes TNX-1600, TNX-1500, TNX-701 and TNX-1200. TNX-1600 is an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine (a triple reuptake inhibitor). TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a daytime treatment for PTSD, depression and attention deficit hyperactivity disorder, or ADHD. TNX-1500 is monoclonal antibody or mAb, directed against CD40L, discovered in Tonix internal research and is being developed to prevent and treat organ transplant rejection and autoimmune conditions. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019, and is a biologic being developed to treat gastric and pancreatic cancers. TNX-701 is an undisclosed small molecule, which is being developed to prevent radiation effects which has the potential to be used as a medical countermeasure to improve biodefense. TNX-1200 (live synthesized vaccinia virus vaccine for percutaneous administration) was synthesized by Professor David Evans and Dr. Ryan Noyce at the University of Alberta, Canada and is another potential vaccine to protect against and treat smallpox and monkeypox. In addition, new vaccines based on our proprietary horsepox vaccine vector platform are also anticipated.

Corporate Information

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp. Our common stock is listed on The NASDAQ Global Market under the symbol “TNXP”. Our principal executive offices are located at 509 Madison Avenue, Suite 1608, New York, New York 10022, and our telephone number is (212) 980-9155. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com. The information on our websites is not part of this prospectus. We have included our website addresses as a factual reference and do not intend them to be active links to our websites.

TNX-1800 – Potential COVID-19 Vaccine

TNX-1800 is a potential vaccine for the novel coronavirus disease, COVID-19, based on a modified version of live horsepox virus grown in cell culture. TNX-1800 is designed to express the spike protein from SARS-CoV-2 virus, which causes COVID-19. Our plan is to test whether vaccination with TNX-1800 will elicit an immune response to the SARS-CoV-2 spike protein and if so, whether such an immune response will protect against COVID-19.

TNX-1800 is based on Tonix’s proprietary horsepox vector platform. Horsepox is closely related to vaccinia vaccines, which are a group of orthopoxviruses that have been used as smallpox vaccines and as experimental vectors for certain other disease-related antigens. Under the terms of the research collaboration, Southern Research will test TNX-1800 for its ability to express the SARS-CoV-2 spike protein and elicit immune responses to SARS-CoV-2. We expect to receive data from these experiments in the second quarter of 2020. The further development of TNX-1800 for human clinical trials will require manufacturing according to Good Manufacturing Practice, or GMP, standards and sufficient animal testing.

Horsepox and vaccinia are closely related orthopoxviruses that are believed to share a common ancestor. Orthopoxviruses, like vaccinia, can be engineered to express foreign genes and have been explored as platforms for vaccine development because they possess: (1) large packaging capacity for exogenous DNA inserts, (2) precise virus-specific control of exogenous gene insert expression, (3) lack of persistence or genomic integration in the host, (4) strong immunogenicity as a vaccine, (5) ability to rapidly generate vector/insert constructs, (6) potential to be manufactured at industrial scale, and (7) ability to provide direct antigen presentation. Although vaccinia vectors are available, different orthopoxvirus strains may behave differently as vectors in part because of their different repertoire of genes that modulate immune responses and host range. Potential advantages of horsepox-based vaccines include the strong immunogenicity we observed for TNX-801 in macaques and mice with good tolerability. The protein synthesis connected with a replicating live virus vaccine provides direct antigen presentation, which can stimulate cellular immunity in addition to humoral immunity.

There is much effort currently being invested into methods of providing vaccines to protect against COVID-19, but there is still much unknown about the biology of the SARS-CoV-2 virus and the methods, if any, of producing a protective immune response. For example, based on studies of a related coronavirus diseases, Severe Acute Respiratory Syndrome, or SARS, from 2003, and Middle East Respiratory Syndrome, or MERS, from 2012, there is potential risk that antibodies to SARS-CoV-2 may potentiate, rather than protect against, infection in some individuals. This phenomenon is called antibody-mediated enhancement. Safety tests will be required to ensure that antibody mediated enhancement, if present, does not compromise protection for any potential COVID-19 vaccine.

We recently filed a provisional patent on TNX-1800’s technology. In addition, we expect TNX-1800 to be eligible for 12 years of non-patent-based exclusivity under the Patient Protection and Affordable Care Act, or PPACA.

TNX-801 – Potential Smallpox and Monkeypox Vaccine

TNX-801 is a novel potential smallpox-preventing vaccine based on a synthetic version of live horsepox virus, grown in cell culture. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique properties that we believe indicate potential safety advantages over existing live replicating vaccinia virus vaccines, which have been associated with adverse side effects such as myopericarditis in some individuals.  Emergent BioSolutions’ ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox. We believe replicating virus vaccines have potential efficacy advantages over non-replicating vaccines, relating to the stimulation of cell mediated immunity. Bavarian Nordic’s Jynneos® is the only non-replicating virus vaccine currently approved by the FDA to protect against smallpox and monkeypox. We believe TNX-801 has the potential to have improved tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force, continue to be vaccinated. We are developing TNX-801 as a potential smallpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, the virus that causes smallpox. Monkeypox is a growing problem in certain regions of Africa. Some cases of monkeypox have been reported outside of Africa in patients who had been infected while in Africa.

In January 2020 at the American Society of Microbiology Biothreats conference, we reported the results of experiments on TNX-801 that were performed in collaboration with Southern Research, that showed TNX-801 vaccinated macaques were protected against monkeypox challenge. The TNX-801 vaccinated macaques showed no overt clinical signs after monkeypox challenge. Furthermore, eight of eight animals vaccinated with two different doses of TNX-801 showed no lesions after monkeypox challenge.

We have filed a patent to protect the TNX-801 vaccine. In addition, we expect that TNX-801 will be eligible for 12 years of non-patent-based exclusivity under the PPACA. Following the passage of the 21st Century Cures Act, a law designed to help accelerate medical product development, we believe TNX-801 will qualify as a medical countermeasure, and would therefore be eligible for a Priority Review Voucher upon receiving FDA approval. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA approval by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed by the FDA.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan, to establish the safety and effectiveness evidence to support the licensure TNX-801.We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

TNX-102 SL – Fibromyalgia (FM)

TNX-102 SL is a small, rapidly disintegrating tablet containing CBP for sublingual administration. TNX-102 SL employs a proprietary protective eutectic formulation of CBP, Protectic™, which enables rapid systemic exposure and increased bioavailability through transmucosal absorption. We are developing TNX-102 SL for the management of FM. TNX-102 SL for FM is a non-opioid, centrally-acting analgesic that could potentially provide a new therapeutic option for FM patients. In September 2016, we interrupted the development of TNX-102 SL for the management of FM to focus on the treatment of PTSD. Our previous development efforts for TNX-102 SL in FM studied the 2.8 mg dose in a Phase 2 and a Phase 3 study. Based on our experience with higher doses of TNX-102 SL, 5.6 mg, in PTSD, we restarted the clinical program in FM using TNX-102 SL 5.6 mg. We met with the FDA in March 2019 to discuss the clinical development plan and the next Phase 3 study design to support the FM indication. We received clear guidance from the FDA to advance FM using TNX-102 SL 5.6 mg and are currently testing this dose in the Phase 3 RELIEF (F304) study which started enrolling patients in December 2019. We plan to conduct an interim analysis, or IA, pending the FDA’s agreement, and we expect interim analysis results from this study in the third quarter of 2020 and topline data in the first half of 2021, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our interim analysis and topline results.

TNX-102 SL – Posttraumatic Stress Disorder (PTSD)

We are developing TNX-102 SL for the treatment of PTSD, which has been designated as a Breakthrough Therapy by the FDA based on the results of a Phase 2 study with TNX-102 SL 2.8 mg and 5.6 mg in military-related PTSD. TNX-102 SL 5.6 mg was studied in the first Phase 3 study which was discontinued after the results of the IA indicated the study met a pre-defined threshold p-value for futility. Retrospective analysis of this Phase 3 study revealed a treatment effect in participants who experienced trauma less than or equal to nine years prior to screening. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD within nine years after the index trauma that resulted in PTSD. This retrospective analysis guided the design of the Phase 3 RECOVERY (P302) study, which was initiated in March 2019. Based on interim analysis results of the first 50% of enrolled participants of the Phase 3 RECOVERY trial (P302), an Independent Data Monitoring Committee recommended stopping the study for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement over placebo in the primary endpoint after 12 weeks. We stopped enrollment of new participants, but continue to study those participants currently enrolled until completion. We will proceed with a full analysis of the unblinded data to determine the next steps in this program. Topline data are expected in the second quarter of 2020, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our topline results.

TNX-102 SL – Agitation in Alzheimer’s Disease (AAD)

We are developing TNX-102 SL for the treatment of AAD, which has been designated as a Fast Track development program by the FDA. The program is ready for a Phase 2 study which could potentially serve as a pivotal efficacy study to support NDA approval.

TNX-102 SL – Alcohol Use Disorder (AUD)

We are developing TNX-102 SL for the treatment of alcohol use disorder (AUD). We had a pre-IND meeting with the FDA in October 2019 in which we discussed a 505(b)(2) development plan for TNX-102 SL as a treatment for AUD. The FDA official meeting minutes confirmed the agreement received on the study design of the Phase 2 proof-of-concept study; we plan to submit an IND application in the first half of 2020, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our IND submission.

TNX-601 CR – Major Depressive Disorder, PTSD and Neurocognitive Dysfunction from Corticosteroids

We are developing TNX-601 CR (tianeptine oxalate controlled release tablets) for the treatment of major depressive disorder, or depression, PTSD, and neurocognitive dysfunction from corticosteroids. TNX-601 CR is a novel, oral formulation of tianeptine oxalate designed for once-daily, daytime dosing. Currently there is no tianeptine-containing product approved by the FDA in the U.S., but tianeptine sodium is approved in Europe, Asia, and Latin America for the treatment of depression with three-times-a-day dosing. Tonix’s proprietary, tianeptine oxalate, is crystalline and has improved pharmaceutical properties, including improved stability, consistency, and manufacturability, as compared to tianeptine sodium, which is amorphous. Tianeptine is believed to work in depression as a modulator of the glutamatergic system. In animals, tianeptine has been shown to reverse the adverse neuroplastic changes that are observed during periods of extreme stress and elevated corticosteroid exposure. Tianeptine and its major metabolite MC5 are weak agonists of the mu-opioid receptor.  Neither tianeptine nor MC5 have been shown to bind other neurotransmitter receptors. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than TNX-102 SL. Several preliminary clinical studies conducted by others have suggested that tianeptine immediate release tablets have activity in combat and military-related PTSD.

TNX-601 CR is in the pre-IND stage and we intend to request a pre-IND meeting with the FDA in 2020. Tonix recently completed a Phase 1 study for formulation development ex-U.S. and we are planning for a Phase 2 study in depression ex-U.S. in the first half of 2021, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of this study.

 TNX-1300 – Cocaine Intoxication

We licensed TNX-1300 from Columbia University in May 2019. We are developing TNX-1300 for the treatment of cocaine intoxication.  TNX-1300 (T172R/G173Q double-mutant cocaine esterase 200 mg, i.v. solution) is a recombinant protein enzyme produced through rDNA technology in a non-disease-producing strain of E. coli bacteria.  Cocaine Esterase (CocE) was identified in a bacterium (Rhodococcus) that uses cocaine as its sole source of carbon and nitrogen and that grows in soil surrounding coca plants.  The gene encoding CocE was identified and the protein was extensively characterized. CocE catalyzes the breakdown of cocaine into metabolites ecgonine methyl ester and benzoic acid.  Wild-type CocE is unstable at body temperature, so targeted mutations were introduced in the CocE gene and resulted in the T172R/G173Q double-mutant CocE, which shows activity for approximately 6 hours at body temperature. In a Phase 2 study, of volunteer cocaine abusers conducted prior to Tonix licensing the program, TNX-1300 was well tolerated at 100 mg or 200 mg i.v. doses and rapidly, within a few minutes, interrupted cocaine effects after cocaine 50 mg i.v. challenge. TNX-1300 has been granted Breakthrough Therapy designation by the FDA for the treatment of cocaine intoxication. In August 2019, we met with the FDA to seek guidance on the nonclinical study plans to support the clinical development of TNX-1300.

Other Preclinical Product Candidates

●	TNX-1600 – PTSD, Depression and Attention Deficit Hyperactivity Disorder, or ADHD

TNX-1600 was licensed from Wayne State in August 2019 in a transaction that included an asset acquisition agreement with TRImaran, a biopharmaceutical company that had previously licensed the technology from Wayne State.  TNX-1600 is a triple reuptake inhibitor, which inhibits the reuptake of dopamine, norepinephrine, and serotonin. TNX-1600 is in development to treat PTSD, depression and ADHD and potentially other central nervous system disorders. TNX-1600 is a new chemical entity and is being developed as first line monotherapy, as an oral daytime treatment.

●	TNX-1500 - Prevention and Treatment of Organ Transplant Rejection; Treatment for Autoimmune Conditions including Systemic Lupus Erythematosus, Rheumatoid Arthritis and Multiple Sclerosis

TNX-1500 (monoclonal antibody anti-CD40-L or anti-CD154) is a third-generation monoclonal antibody, or mAb, currently in preclinical development as a potential first line monotherapy for autoimmunity and as an adjunctive therapy for preventing and treating organ transplant rejection. Several studies have shown mAbs that react with the same molecular target as TNX-1500 to be active in the treatment of human systemic lupus erythematosus and in transplant rejection.  TNX-1500 is specifically designed to retain the efficacy of anti-CD40L mAbs while mitigating potential side effects. In August 2019, we announced a research collaboration with the Massachusetts General Hospital in Boston for the testing of TNX-1500 for the prevention of organ transplant rejection.

●	TNX-1700 – Gastric and Pancreatic Cancers

TNX-1700 (rTFF2) was licensed from Columbia University in September 2019. TNX-1700 is a biologic molecule currently in preclinical development as a treatment for gastric and pancreatic cancers. TFF2 is a small secreted protein, encoded by the TFF2 gene in humans, that is expressed in gastrointestinal mucosa where it functions to protect and repair mucosal tissue. TFF2 is also expressed at low levels in splenic immune cells and is now appreciated to have intravascular roles in spleen and in the microenvironment of tumors. In gastric cancer, TFF2 is epigenetically silenced, and TFF2 is suggested to be protective against cancer development through several mechanisms. The mechanism of action of rTFF2 is different from anti-PD-1 or anti-PD-L1 monoclonal antibodies and Tonix is studying rTFF2 to determine whether there are additive or synergistic effects of combining rTFF2 with other anti-neoplastic treatments in gastric and pancreatic cancers.

●	TNX-701

 We own rights to intellectual property on a biodefense technology relating to the development of protective agents against radiation exposure, which we refer to as TNX-701. We have begun preclinical research and development on TNX-701. We plan to develop TNX-701 under the Animal Rule, which is applicable when human efficacy studies are not ethical or feasible.

Our Strategy

Our objective is to develop and commercialize our product candidates. The principal components of our strategy are to:

●	Develop TNX-1800 for COVID-19. We currently are focusing on the development of TNX-1800 for protection against COVID-19. We expect to be engaged in laboratory experiments and then animal experiments to determine whether TNX-1800 protects against effects of SARS-CoV-2 virus infection. There are no vaccines available to prevent COVID-19 and thus this program may address a large unmet medical need;

●	Develop TNX-801 for preventing smallpox and monkeypox. We currently are focusing on the development of TNX-801 to protect against smallpox and monkeypox. Based on the results of TNX-801 in an experiment which showed protection of macaques against monkeypox, we are focused on manufacturing TNX-801 vaccine at GMP standard, for further studies;

●	Develop TNX-102 SL for FM and TNX-102 SL for PTSD and Other Indications. We currently are developing TNX-102 SL for the management of FM and the treatment of PTSD. Our broader development strategy is to leverage the patented formulation to explore the clinical potential of TNX-102 SL in multiple other pain, psychiatric, and addiction conditions, including AAD and AUD, that are either underserved by currently approved medications or have no approved treatment thus representing large unmet medical needs;

●	Maximize the commercial potential of TNX-102 SL. We plan to commercialize TNX-102 SL, either on our own or through collaboration with partners. We believe TNX-102 SL can be marketed to U.S. physicians either by an internal sales force that we will build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for the commercialization of TNX-102 SL;

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the cases of TNX-801 and TNX-1800, we own patent applications protecting their composition-of-matter and certain methods of its use. In the cases of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. We plan to opportunistically apply for new patents to protect TNX-102 SL and our other product candidates;

●	Provide value propositions to merit market demand and reimbursement for our product candidates. We are designing the development programs for our product candidates to demonstrate their value propositions to patients, prescribers, and third-party payors. In the case of TNX-102 SL, we have been engaged in market research and commercial assessment activities, the results of which we may use to inform future commercial strategy. We plan to continue these activities in tandem with our clinical development of TNX-102 SL and to conduct similar work in relation to our other product candidates as they advance in their development; and

●	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of TNX-102 SL, and our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of CBP for generalized anxiety disorder, depression, and fatigue related to disordered sleep.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our clinical-stage product candidates is set forth below.

COVID-19

On December 31, 2019 the Wuhan Health Commission reported a cluster of atypical pneumonia cases in the city of Wuhan, China. The first patients began experiencing symptoms of illness in mid-December 2019. Clinical isolates were found to contain a novel coronavirus. The novel coronavirus is currently referred to as SARS-CoV-2 and is related to SARS coronavirus (SARS-CoV), although with only approximately 80% similarity at the nucleotide level. There are currently no vaccines to protect against COVID-19. The SARS-CoV-2 virus is reportedly highly contagious.

COVID-19 is a respiratory disease. Symptoms may appear 2-14 days after exposure and include fever, cough and shortness of breath. This is an emerging, rapidly evolving situation and it is expected that the U.S. Centers for Disease Control and Prevention, or CDC, and the World Health Organization, or WHO, will continue to provide updated information as it becomes available, in addition to updated guidance. WHO declared COVID-19 a global pandemic.

Coronaviruses are a large family of viruses that are common in people and many different species of animals, including camels, cattle, cats, and bats. Rarely, animal coronaviruses can infect people and then spread between people such as with MERS-CoV, SARS-CoV, and now with this new virus (SARS-CoV-2). The sequences from U.S. patients are similar to the one that China initially posted, suggesting a likely single, recent emergence of this virus from an animal reservoir.

The complete clinical picture with regard to COVID-19 is not fully understood. Reported illnesses have ranged from mild to severe, including illness resulting in death. Information so far suggests that most COVID-19 illness is mild, with serious illness occurring in a proportion of cases. Older people and people with certain underlying health conditions like heart disease, lung disease and diabetes, for example, seem to be at greater risk of serious illness.

Currently, there is no vaccine to protect against COVID-19 and no antiviral medications approved to treat it. Individuals with COVID-19 receive supportive care to help relieve symptoms, and for severe cases, treatment includes care to support vital organ functions. Currently, the best way to prevent illness due to COVID-19 is to avoid exposure.

COVID-19 was discovered only recently, so it is difficult to forecast a market. Much of what we posit about COVID-19 is based on SARS and MERS, which are coronavirus-related contagious diseases. If the number of COVID-19 cases evolve like SARS, then the number of cases could increase dramatically and then decrease dramatically over the next months. If the number of COVID-19 cases evolve like MERS, then COVID-19 could persist for many years and continue to resurface in new outbreaks. Some coronavirus illnesses can also appear seasonally, but it is not currently known if this will be a characteristic of COVID-19 epidemiology.

Smallpox and Monkeypox

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Monkeypox is an acute contagious disease caused by the monkeypox virus or MPXV, which is also a member of the orthopoxvirus family. Monkeypox symptoms are similar to those of smallpox, although less severe. Monkeypox is emerging as an important zoonotic infection in humans in Central and West Africa.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force continue to be vaccinated. We are developing TNX-801 as a potential smallpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, which is the virus that causes smallpox. Monkeypox is a growing problem in certain regions of Africa. Some cases of monkeypox have been reported outside of Africa in patients who had been infected while in Africa.

Currently, there are two FDA approved smallpox vaccines, one of which is also indicated for monkeypox. ACAM2000® (Smallpox [Vaccinia] Vaccine, Live) was approved in 2007 and is indicated for active immunization against smallpox disease in persons determined to be at high risk for smallpox infection. Jynneos® (Smallpox and Monkeypox Vaccine, Live, Non-replicating) or MVA-BN is indicated for the prevention of smallpox and monkeypox disease in adults 18 years of age and older determined to be at high risk for smallpox or monkeypox infection.

These two smallpox vaccines are FDA approved and purchased by the U.S. Strategic National Stockpile. The US Strategic National Stockpile currently stores more than 300 million doses of smallpox vaccine to protect the U.S. population in the event of reintroduction of variola. We believe that the Strategic National Stockpile will continue to be stocked primarily with a live replicating virus vaccine and secondarily with a non-replicating virus. ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox. Jynneos® is the only non-replicating virus vaccine currently approved by the FDA to protect against smallpox. In the post-eradication world, the risk of variola infection is low, so non-replicating vaccines like Jynneos have an appropriate ratio of risk and benefit. However, in a potential post-reintroduction world, we believe live replicating virus vaccines like TNX-801 would be administered to healthy, immunocompetent, non-pregnant adults without risk factors such as eczema or heart disease. The assessment of efficacy of modern smallpox vaccines and the expected benefit of vaccination policy are based on the historical success of predicate live replicating vaccinia vaccines to control smallpox during the time the disease was endemic. We believe TNX-801 has the potential to have improved safety and tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines.

 Fibromyalgia, or FM

FM is a chronic syndrome characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. The peak incidence of FM occurs between 20-50 years of age, and 80-90% of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in career or education.  According to the American Chronic Pain Association, an estimated six to twelve million adults in the U.S. have FM.

According to a report by Frost and Sullivan that we commissioned, despite the availability of approved medications, the majority of patients fail therapy due to either insufficient efficacy, poor tolerability, or both. Prescription pain and sleep medications are frequently prescribed off-label for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic benefit, and many of these medications carry significant safety risks and risk of dependence. For example, approximately 30% of patients diagnosed with FM take chronic opioids, despite the lack of evidence for their effectiveness and the risk of addiction and toxicity, including overdose.

Posttraumatic Stress Disorder, or PTSD

 PTSD is a chronic condition that may develop after a person is exposed to one or more traumatic events, such as warfare, sexual assault, serious injury, or threat of imminent death. The core symptom clusters of PTSD are avoidance, emotional numbing, hyperarousal, and intrusion, where the triggering traumatic event is commonly re-experienced by the individual through intrusive, recurrent recollections, flashbacks, and nightmares. People with PTSD suffer significant impairment in their daily functioning, including occupational activities and social relations, and are at elevated risk for impulsive violent behaviors toward others and themselves, including suicide. Of those who experience a significant trauma, approximately 20% of women and 8% of men develop PTSD. An estimated 12 million adults annually in the U.S. suffer from PTSD. According to the U.S. Department of Veterans Affairs, the prevalence rate of PTSD in the military population is higher than that among civilians. As of 2012, there were approximately 638,000 veterans receiving treatment for PTSD in the Veterans Health Administration, or VHA. Based on March 2015 VHA data, more than 19% of military veterans involved in recent conflicts in Iraq and Afghanistan were seen at VHA facilities for potential or provisional PTSD.

Many patients fail to adequately respond to the medications approved for PTSD and approved medications show little evidence of a treatment effect in men, lack evidence of efficacy in those for whom the traumatic event was combat-related, and carry suicidality warnings. Sleep disturbances are central features of PTSD and are predictive of disease severity, depression, substance abuse, and suicidal ideation, yet are resistant to the approved medications and present a difficult therapeutic challenge. Current PTSD treatments include off-label use of anxiolytics, sedative-hypnotics, and antipsychotics, many of which lack reliable evidence of efficacy, and many have significant safety liabilities and dependence risk.

Agitation in Alzheimer’s Disease, or AAD

Alzheimer’s disease is a chronic neurodegenerative disease in which behavioral symptoms are a major clinical complication. Sleep disturbances and agitation are common and co-morbid features of Alzheimer’s disease. Agitation, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of these behavioral complications of Alzheimer’s disease. AAD is likely to affect more than half of the 5.3 million Americans who currently suffer from Alzheimer’s disease, and this number is expected to nearly triple by 2050. The presence of agitation nearly doubles the cost of caring for patients with Alzheimer’s disease, and agitation is estimated to account for more than 12 percent of the $256 billion in healthcare and societal cost of associated with Alzheimer’s disease for the year 2017 in the U.S..

Agitation in Alzheimer’s disease is associated with significant negative consequences for both patients as well as their caregivers. Development of agitation, or its worsening, is one of the most common reasons for patients having to transition to nursing homes and other long-term care settings.

Currently, there is no treatment approved by the FDA for behavioral symptoms such as agitation and aggression in Alzheimer’s which affect the quality of life of both the patients and caregivers. Off-label use of atypical anti-psychotic medications for behavioral symptoms in Alzheimer’s disease is a common practice, despite the lack of evidence for their effectiveness and significant morbidity and mortality risks associated with their use in this population.

Alcohol Use Disorder, or AUD

An estimated 36 million adults in the U.S. have AUD.  AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using. Sleep disturbance is extremely common in alcohol recovery and it significantly impacts daytime cognition, mood, and ability to participate in alcohol treatment, and, importantly, is associated with increased risk of relapse. Three drugs have been approved by the FDA, but AUD remains an unmet need due to compliance and safety issues.

Major Depressive Disorder, or Depression

According to the National Institute of Mental Health, depression affects approximately 16 million adults in the U.S., with approximately 2.5 million adults treated with adjunctive therapy. Depression is a condition characterized by symptoms such as a depressed mood or loss of interest or pleasure in daily activities most of the time for two weeks or more, accompanied by appetite changes, sleep disturbances, motor restlessness or retardation, loss of energy, feelings of worthlessness or excessive guilt, poor concentration, and suicidal thoughts and behaviors. These symptoms cause clinically significant distress or impairment in social, occupational, or other important areas of functioning. The majority of people who suffer from depression do not respond adequately to initial antidepressant therapy.

Cocaine Intoxication

Cocaine is an illegal recreational drug which is taken for its pleasurable effects and associated euphoria. Pharmacologically, cocaine blocks the reuptake of the neurotransmitter dopamine from central nervous system synapses, resulting in the accumulation of dopamine within the synapse and an amplification of dopamine signaling that is related to its role in creating positive feeling. With the continued use of cocaine, however, intense cocaine cravings occur resulting in a high potential for abuse and addiction, or dependence, as well as the risk of cocaine intoxication. Cocaine intoxication refers to the deleterious effects on other parts of the body, especially those involving the cardiovascular system.  Common symptoms of cocaine intoxication include tachyarrhythmias and elevated blood pressure, either of which can be life-threatening.  As a result, individuals with known or suspected cocaine intoxication are sent immediately to the emergency department, preferably by ambulance in case cardiac arrest occurs during transit.  There are approximately 505,000 emergency room visits for cocaine abuse each year in the U.S., of which 61,000 require detoxification services.  According to the National Institute on Drug Abuse, over 13,900 individuals died of cocaine overdose in 2017. According to a recent report by the U.S. Centers for Disease Control and Prevention, and covered by news reports, among all 2017 U.S. drug overdose deaths, approximately 20% involved cocaine.  Overdose deaths involving cocaine increased 34 percent from 2016 to 2017.

Attention Deficit Hyperactivity Disorder or ADHD

Previously called hyperkinetic syndrome, ADHD is defined by a persistent pattern of inattention and/or hyperactivity-impulsivity that interferes with functioning or development. Symptoms of ADHD must have been present prior to 12 years of age and must have been present in two or more settings, e.g. at home, school, work; with friends or relatives; in other activities. And there must be clear evidence that the symptoms interfere with, or reduce the quality of, social, academic, or occupational functioning. ADHD is a chronic condition that begins in childhood and is one of the most common mental disorders among children. While high activity levels and short attention spans are generally observed in young children, children with ADHD have greater hyperactivity and inattention relative to children their same age. The consequences of ADHD can cause distress for the individual and result in behavioral problems in structured environments such as school, as well as in less structured environments which occur in social settings or in the home. For a majority of these individuals, the diagnosis will carry into adulthood, and symptoms may only partially remit. The American Psychiatric Association estimates that 8.4 percent of children and 2.5 percent of adults have ADHD.

Our Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. The following table summarizes our most advanced product candidates, for which we plan to complete the required clinical studies to support their NDA approvals:

Product Candidate	Indication	Stage of Development	Commercialization Rights
TNX-1800	COVID-19 vaccine	Pre-clinical	Worldwide
TNX-801	Smallpox and monkeypox vaccine	Pre-clinical	Worldwide
TNX-102 SL	Fibromyalgia	Phase 3	Worldwide
TNX-102 SL	Posttraumatic stress disorder	Phase 3	Worldwide
TNX-102 SL	Agitation in Alzheimer’s disease	Phase 2 ready	Worldwide
TNX-102 SL	Alcohol Use Disorder	Pre-IND	Worldwide
TNX-601 CR	Depression, PTSD, Neurocognitive Dysfunction from Corticosteroids	Pre-IND	Worldwide
TNX-1300	Cocaine Intoxication	Phase 2	Worldwide
TNX-1600	PTSD, ADHD, Depression	Pre-IND	Worldwide

TNX-1800 – Potential COVID-19 Vaccine

Overview

We are developing TNX-1800 (live modified horsepox virus vaccine for percutaneous administration), a potential vaccine to protect against COVID-19. TNX-1800 is based on Tonix’s proprietary horsepox vaccine platform, which we believe can be engineered to express relevant protein antigens from different infectious diseases to make a variety of vaccines. On February 26, 2020, Tonix announced a strategic collaboration with the Southern Research Institute to support the development of TNX-1800. The collaboration with Southern Research will develop and test TNX-1800, which is designed to express the spike protein from the virus that causes COVID-19, which is called SARS-CoV-2. Under the terms of the research collaboration, Southern Research will test TNX-1800 for its ability to express the SARS-CoV-2 spike protein, elicit immune responses to it and test whether such an immune response will protect against COVID-19. We expect to receive preliminary data from the first of these experiments in small animals in the second quarter of 2020. The further development of TNX-1800 for human clinical trials will require manufacturing according to Good Manufacturing Practice, or GMP, standards and sufficient animal testing in small animals and in non-human primates.

There are currently no vaccines approved by the U.S. Food and Drug Administration, or FDA, to protect against COVID-19. Multiple companies and research institutions are developing potential COVID-19 vaccines. TNX-1800 is in the pre-clinical, pre-Investigational New Drug application, or pre-IND, stage of development and has not been approved for any indication.

 We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure of TNX-1800. We recently filed a patent on the COVID-19 vaccine. In addition, 12 years of non-patent-based exclusivity is expected under the Patient Protection and Affordable Care Act, or PPACA.

TNX-801 – Potential Smallpox and Monkeypox Vaccine

Overview

TNX-801 (live horsepox virus vaccine for percutaneous administration), Investigational Smallpox and Monkeypox Vaccine, consists of a live replicating horsepox virus. The investigational product formulation for nonclinical GLP and clinical studies has not been finalized but is expected to be a sterile liquid for administration by percutaneous scarification. TNX-801 is being developed for the prevention of smallpox and monkeypox disease for immunocompetent, non-pregnant adults at high risk for infection, who lack risk factors such as eczema or heart disease.

Tonix is developing TNX-801 as a prophylactic vaccine for active immunization against smallpox and monkeypox disease for individuals at high risk for infection. Tonix believes the efficacy and safety data generated in the course of the proposed studies would facilitate a biologics license application (BLA) for both smallpox and monkeypox vaccine indications.

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Monkeypox is an acute contagious disease caused by the monkeypox virus or MPXV, which is also a member of the orthopoxvirus family. Monkeypox symptoms are similar to those of smallpox, although less severe. Monkeypox is emerging as an important zoonotic infection in humans in Central and West Africa. Monkeypox is a growing problem in certain regions of Africa. Some cases of monkeypox have been reported outside of Africa in patients who had been infected while in Africa.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force continue to be vaccinated. We are developing TNX-801 as a potential smallpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, the virus that causes smallpox.

Currently, there are two FDA approved smallpox vaccines, one of which is also indicated for monkeypox. Smallpox (Vaccinia) Vaccine, Live (ACAM2000®) was approved in 2007 and is indicated for active immunization against smallpox disease in persons determined to be at high risk for smallpox infection. In September 2019, the FDA approved J Jynneos® (or MVA-BN), Smallpox and Monkeypox Vaccine, Live, Non-replicating. Jynneos® is indicated for the prevention of smallpox and monkeypox disease in adults 18 years of age and older determined to be at high risk for smallpox or monkeypox infection. Certain potential limitations of ACAM2000 and MVA-BN have prompted Tonix to pursue the development of TNX-801 based on evidence suggesting TNX-801 could provide an alternative to the two approved vaccines. TNX-801 may have advantages for use in healthy, immunocompetent non-pregnant individuals, without a history of eczema or cardiac disease, and as part of a public health vaccination policy to respond to an event of variola reintroduction. The assessment of efficacy of modern smallpox vaccines and the expected benefit of vaccination policy are based on the historical success of predicate live replicating vaccinia vaccines to control smallpox during the time the disease was endemic.

The FDA-approved label for ACAM2000 carries a boxed warning related to suspected cases of myocarditis and/or pericarditis in healthy adult primary vaccinees and other safety concerns. The rate of cardiac adverse events (AEs) was estimated at 5.7 per 1000 [95% Confidence Interval (CI): 1.9-13.3]. The molecular mechanism of ACAM2000 associated cardiotoxicity remains unclear.

Since the eradication of smallpox in 1980, the risk and reward ratio of vaccination against smallpox has changed. At the present time, the risks associated with universal ACAM2000 vaccination of the general population outweigh the potential benefits. In addition, ACAM2000 vaccination is not indicated even for first responders. In most of the U.S., routine vaccination against smallpox ended in the early 1970s. In the military, routine vaccinations were limited to recruits entering basic training starting in 1984. In 1990, the Department of Defense (DoD) discontinued routine vaccination of recruits, primarily due to its cardiotoxicity risks. ACAM2000 is currently used primarily in US military personnel deployed to areas that the US government has determined to be at increased risk of malicious smallpox reintroduction and in laboratory workers at potential occupational risk for exposure to orthopoxviruses. According to the Military Health System Smallpox Vaccine Q&A’s, more than 2.6 million service members received a smallpox vaccination between December 2002 and December 2017. Currently, it is believed that approximately 60,000 US military personnel are vaccinated each year, mostly in the global response force. This represents hundreds of potential cases of myocarditis and pericarditis among vaccinated troops. Since the threat of intentional or accidental release of VARV and the reemergence of smallpox has not completely disappeared, we believe efforts to develop safer smallpox vaccines must continue.

In the post-eradication world, the risk of variola infection is low, so non-replicating vaccines like Jynneos have an appropriate ratio of risk and benefit. However, in a potential post-reintroduction world, we believe live replicating virus vaccines like TNX-801 would be administered to healthy, immunocompetent, non-pregnant adults without risk factors such as eczema or heart disease. The assessment of efficacy of modern smallpox vaccines and the expected benefit of vaccination policy are based on the historical success of predicate live replicating vaccinia vaccines to control smallpox during the time the disease was endemic. We believe TNX-801 has the potential to have improved tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines.

The FDA approved Jynneos in 2019 based on the demonstration of immunologic non-inferiority to ACAM2000 in humans (peak serum neutralizing antibody titers) and protection against monkeypox virus (MPXV) challenge in a non-human primate (NHP) model. While live replicating vaccinia virus vaccines are administered by a single percutaneous scarification procedure, Jynneos is administered by subcutaneous injection and requires two injections separated by a month or more to induce acceptable neutralizing antibodies.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure TNX-801. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent-based exclusivity is expected under the Patient Protection and Affordable Care Act, or PPACA. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon receiving FDA licensure. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed. We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

TNX-102 SL

Overview

TNX-102 SL, in clinical development for registration in four indications. TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing TNX-102 SL as a bedtime treatment for FM and PTSD. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of CBP.

 The current TNX-102 SL sublingual tablets contain 2.8 mg of CBP. For the treatment of FM and PTSD, TNX-102 SL 5.6 mg (two 2.8 mg tablets) at bedtime is in Phase 3 development. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for long-term use, and in-patient populations characterized by burdensome symptoms and sensitivity to medications.

The active ingredient in TNX-102 SL, is cyclobenzaprine or CBP, a serotonin-2A and alpha-1 adrenergic receptor antagonist as well as an inhibitor of serotonin and norepinephrine reuptake. In addition, TNX-102 SL acts upon other receptors in the central nervous system not targeted by products approved for PTSD, including the serotonin-2A, adrenergic alpha-1, muscarinic M1 and histaminergic H1 receptors.

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

We designed TNX-102 SL to be administered once-daily at bedtime and with the intention for long-term use. We believe the selected dose of TNX-102 SL and its unique pharmacokinetic profile will enable it to achieve a desirable balance of efficacy, safety, and tolerability in PTSD and FM. Our Phase 1 comparative trials showed that, on a dose-adjusted basis, TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral IR CBP tablets. It also showed that the sublingual route of administration, which largely bypasses the “first pass” hepatic metabolism that swallowed medications undergo, results in a higher plasma ratio of CBP to its main active metabolite, norcyclobenzaprine. In clinical studies, TNX-102 SL 2.8 mg and TNX-102 SL 5.6 mg were generally well-tolerated, with no drug-related serious and unexpected adverse reactions reported in these studies. Some subjects experienced transient numbness of the tongue after TNX-102 SL administration.

We have successfully completed the pivotal exposure bridging study with TNX-102 SL using Amrix as the reference listed drug or RLD.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the U.S. We believe that TNX-102 SL has the potential to provide clinical benefit to FM and PTSD patients and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

TNX 102 SL – FM program

We are developing TNX-102 SL as a bedtime treatment for FM under an effective IND application. The approval of TNX-102 SL for FM will be under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA.

Clinical Development Plan

Ongoing Phase 3 RELIEF Study (F304)

We are enrolling patients into the Phase 3 RELIEF study. We enrolled the first patient in December 2019. The RELIEF study is a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of TNX-102 SL in FM. The trial is expected to enroll approximately 470 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there will be a run-in period in which patients will start on TNX-102 SL 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients will have the dose increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint is daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation.

The RELIEF study is expected to have one unblinded interim analysis by an IDMC when the study has results from approximately the first 50% of efficacy-evaluable patients, pending agreement with the FDA. We expect results from the interim analysis in the third quarter of 2020 and topline results from this study in the first half of 2021, assuming the target population remains 470 patients, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our interim analysis and topline results.

Completed Phase 3 AFFIRM Study (F301)

In the third quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of TNX-102 SL in 519 participants with FM, which we refer to as the AFFIRM study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the AFFIRM trial was the 30% pain responder analysis in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at Week 12 as compared to baseline. AFFIRM did not achieve statistical significance at the primary endpoint (p=0.095). Yet, statistical significance was achieved when pain was analyzed instead as a continuous variable, either by MMRM (p<0.001) or by MMRM with multiple imputation for missing data (p=0.005), a generally accepted approach to pain data. TNX-102 SL also showed statistically significant improvements in the declared secondary analyses of the Patient Global Impression of Change, or PGIC (p=0.038) and the FM Impact Questionnaire-Revised, or FIQ-R (p<0.001). The study also showed statistically significant improvement with TNX-102 SL on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p<0.001). We believe that given the consistent results of the analyses of pain as a continuous endpoint, as well as the nominal significance shown on multiple key secondary endpoints, TNX-102-SL 2.8 mg taken daily at bedtime for 12 weeks showed meaningful clinical benefit in this typical FM population. Although, in light of improved results in PTSD with the higher TNX-102 SL 5.6 mg dose, and also better effects on pain in PTSD of 5.6 mg over 2.8 mg, it was predicted that TNX-102 SL 5.6 mg would have a stronger effect on pain in FM.

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

Completed Phase 2b BESTFIT Study (F202)

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

TNX-102 SL was well tolerated in the BESTFIT trial. Among patients randomized to the active and control arms, 86% and 83%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient tongue or mouth numbness occurring in 44% of participants on TNX-102 SL vs. 2% on placebo, and bitter taste in 8% on TNX-102 SL compared to none on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking TNX-102 SL. Systemic adverse events were similar between TNX-102 SL and placebo. No serious and unexpected adverse events were reported.

Regulatory Update

In October 2011, we filed the first IND for TNX-102 SL 2.8 mg indicated for the management of FM.

In February 2013, we had a Type B End-of-Phase 2/Pre-Phase 3 meeting with the FDA to discuss the study design of the Phase 2b BESTFIT study and the proposed 505(b)(2) NDA package to support the approval of TNX-102 SL for FM.  In June 2013, we received the FDA’s acceptance of the final Phase 2b BESTFIT study design, which was positioned as a pivotal efficacy study.

In April 2015, we received the FDA’s acceptance on the Phase 3 AFFIRM study design and in August 2016, we reached an agreement with the FDA on the AFFIRM statistical analysis plan.

In May 2015, we received FDA conditional acceptance of the proposed proprietary name, Tonmya, for TNX-102 SL for FM.

In September 2015, we reached an agreement with the FDA on the Initial Pediatric Study Plan for FM.  The FDA has accepted our request to waive studies in pediatric patients from birth to 12 years of age.

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

In March 2019, we had a Type C Clinical Guidance meeting with the FDA to discuss the clinical development plan for TNX-102 SL 5.6 mg and obtained the FDA’s agreement on the Phase 3 RELIEF study design to support the FM indication.

Other NDA Requirements

The Agreed Initial Pediatric Study Plan, or Agreed iPSP, was accepted by the FDA in September 2015). Updates to the Agreed iPSP will be submitted after we confirm the therapeutic dose in adults from the ongoing Phase 3 RECOVERY study, which was initiated in December 2019.

Based on our discussions with the FDA and the FDA official meeting minutes, we will not have to conduct special populations, such as geriatric and renal/hepatic impaired patients, drug-drug interaction or cardiovascular safety studies to support the TNX-102 SL NDA filing since the pivotal systemic exposure bridging study using Amrix as the reference listed drug, or RLD, has been successfully completed. Due to the well-established safety profile of CBP at much higher doses than we proposed for FM and the long-term safety data in PTSD, up to 15 months, on TNX-102 SL 5.6 mg, the FDA has not requested a risk management plan or medication guide for this product.

TNX-102 SL – Posttraumatic Stress Disorder Program

We are developing TNX-102 SL as a bedtime treatment of PTSD under an effective IND application. The approval of TNX-102 SL for PTSD will be under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA.

Ongoing Phase 3 RECOVERY Study (P302)

 We initiated the RECOVERY study (P302) in March 2019. The RECOVERY Phase 3 study is a double-blind, randomized, placebo-controlled study of TNX-102 SL 5.6 mg (2 x 2.8 mg sublingual tablets) over 12 weeks of treatment. The RECOVERY study is being conducted at approximately 30 U.S. sites.  The study planned to enroll 250 participants with civilian and military-related PTSD.  The design of this study was guided based on the results of the Phase 3 HONOR study and Phase 2 AtEase study. RECOVERY restricts enrollment of study participants to individuals with PTSD who experienced an index trauma within nine years of screening. The two previous PTSD studies of TNX-102 SL (P201 and P301) restricted enrollment to participants who experienced traumas during military service since 2001.  The primary efficacy endpoint is the Week 12 mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with TNX-102 SL and those receiving placebo.  Based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but we intend to continue studying those participants currently enrolled until completion and then proceed with a full analysis of the unblinded data to determine the next steps in this program. Topline data are expected in the second quarter of 2020.

Discontinued Phase 3 HONOR Study (P301)

In the third quarter of 2018, we announced the results of a randomized, double-blind, placebo-controlled Phase 3 study of TNX-102 SL, planned for enrollment of approximately 550 participants with military-related PTSD conducted at approximately 40 U.S. sites, which we refer to as the HONOR study. This study was an adaptive design study based on the results of the Phase 2 AtEase study. The study design was very similar to the Phase 2 AtEase study, except there was one planned IA and the involvement of an IDMC, which reviewed the unblinded IA results. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) was investigated and the baseline severity entrance criterion was a CAPS-5 total score ≥ 33 in this Phase 3 study. The primary efficacy endpoint of the HONOR study was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with TNX-102 SL and those receiving placebo. The CAPS-5 is a standardized structured clinical interview and serves as the standard in research for measuring the symptom severity of PTSD.  The IA was conducted when approximately 50% of the initially planned participant enrollment was evaluable for efficacy. HONOR was discontinued after the results of the IA indicated a pre-defined threshold p-value for continuing enrollment was not achieved.  The modified Intent-to-Treat (mITT) population analyzed at the time of the IA included 252 participants.

The HONOR study demonstrated that TNX-102 SL was well tolerated and that the 5.6 mg (administered as 2 x 2.8 mg tablets) dose showed meaningful improvement in overall PTSD symptoms at Week 4. At Week 4, the TNX-102 SL treated group separated from placebo in CAPS-5 (p = 0.019) and in the Clinical Global Impression – Improvement (CGI-I) scale (p = 0.015), a key secondary endpoint. A CGI-I responder analysis, with responder defined as ‘much improved’ or ‘very much improved’ on the CGI-I, demonstrated significantly greater responders in the TNX-102 SL group (29.1% v 45.6%; p=0.007) at Week 4.  Also, at Week 4, sleep quality improved as measured by both the PROMIS Sleep Disturbance scale (p=0.015) and the CAPS-5 sleep disturbance item (p=0.002), supporting the proposed mechanism of action of TNX-102 SL. And the CAPS-5 reckless or self-destructive behavior item at Week 4 was significantly more improved (p=0.013). Safety data from these participants did not reveal any serious and unexpected adverse events. The most common adverse events were mostly related to local administration site reactions, such as oral hypoaesthesia (37.3%), abnormal product taste (11.9%), and oral paraesthesia (9.7%). The most common systemic adverse event was somnolence (15.7%).

Retrospective analysis of the HONOR study revealed a treatment effect in participants who experienced trauma less than or equal to nine years prior to screening. In the participants who experienced trauma within nine years, the p-value of the CAPS-5 primary endpoint at Week 12, using mixed model repeated measures with multiple imputation (MMRM with MI), was 0.039, with a least-squares mean difference from placebo of -5.9 units. In contrast, there was no difference in CAPS-5 in the participants who experienced trauma more than nine years prior to screening compared to placebo. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD of the first nine years after the index trauma that resulted in PTSD and guided the design of the currently ongoing Phase 3 RECOVERY study.

Completed Phase 2 AtEase Study (P201)

  In the second quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 2 study of TNX-102 SL in participants with military-related PTSD, which we refer to as the AtEase study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat military-related PTSD at a dose of 2.8 mg or 5.6 mg (2 x 2.8 mg tablets). The AtEase study demonstrated that TNX-102 SL was well tolerated and that the 5.6 mg dose of TNX-102 SL had a therapeutic effect as assessed by the CAPS-5 scale, which was statistically significant by MMRM with MI analysis (p-value = 0.031). The AtEase study also demonstrated that although the 2.8 mg dose trended in the direction of a therapeutic effect, it did not reach statistical significance on the primary endpoint, a 12-week mean change from baseline in the severity of PTSD symptoms as measured by the CAPS-5 scale.

Four distinct serious adverse events, or SAEs, were reported in the AtEase study; three were in the placebo group, and one (proctitis/peri-rectal abscess) in the TNX-102 SL arm, which was determined to be unrelated to TNX-102 SL. The most common non-dose-related adverse events were mild and transient local administration site conditions. Systemic adverse events that were potentially dose-related and occurred in greater than or equal to 5% of participants treated with the 2.8 mg or 5.6 mg dose included: somnolence (drowsiness), dry mouth, headache, insomnia, and sedation. For the participants treated with the 2.8 mg dose, the incidence of the most common systemic adverse events reported above were less frequent than participants treated with the 5.6 mg dose with the exception of insomnia, which was 8.5% in placebo, 7.5% in TNX-102 SL 2.8 mg, and 6.0% in TNX-102 SL 5.6 mg.

 The primary MMRM analysis of the AtEase study, which controlled for baseline severity, indicated greater response to TNX-102 SL 5.6 mg in those with greater PTSD severity by CAPS-5 at baseline. As the first industry PTSD trial to employ the CAPS-5 (based on the DSM-5 published in 2013), it was not clear what was the ideal severity threshold for randomization into the study comparable to the standard threshold used in precedent studies that employed prior versions of the CAPS. Retrospective analysis imputing scores for all participants assuming a prior version of CAPS suggested a CAPS-5 baseline threshold for randomization of 33 or higher was equivalent to the threshold used in precedent PTSD studies on prior CAPS versions.

A retrospective analysis of the subgroup of participants in AtEase with baseline CAPS-5 score of 33 or higher supported the hypothesized mechanism of sleep quality improvement, since sleep improvement at Week 4, measured by the PROMIS Sleep Disturbance instrument, predicted treatment response (by improvement in total CAPS-5 score without the sleep item) at Week 12 in the TNX-102 SL 5.6 mg group (p = 0.01, linear regression), whereas these measures were not related in placebo.

Open-label Extension Study for AtEase

Participants who completed the AtEase study were eligible to enroll into a 12-week open-label extension (OLE) study with TNX-102 SL 2.8 mg. We conducted this open-label extension study to obtain additional safety information from participants in the AtEase study. TNX-102 SL 2.8 mg was well tolerated for up to six months of treatment and no new safety signals were revealed in this open-label extension study.

Long-Term Safety Exposure Study for TNX-102 SL

In October 2019, we completed long-term safety exposure studies in participants with PTSD to evaluate the tolerability of TNX-102 SL 5.6 mg to support an NDA for the treatment of PTSD.  The data provide us with exposure data of daily dosing of TNX-102 SL 5.6 mg for at least 12 months in more than 50 individuals, and daily dosing of TNX-102 SL 5.6 mg for at least 6 months in more than 100 individuals. The data was collected in OLE studies of the PTSD program.  Based on the FDA’s guidance, the long-term safety exposure studies in PTSD are also expected to support an NDA for the management of FM.

Regulatory Update

In May 2014, we submitted an IND for TNX-102 SL indicated for the treatment of PTSD.

In December 2016, the FDA granted Breakthrough Therapy designation, or BTD, to TNX-102 SL for the treatment of PTSD. The Breakthrough Therapy designation request was based on the preliminary clinical evidence of TNX-102 SL 5.6 mg on military-related PTSD in the AtEase study.

In March 2017, we held the Initial Cross-Disciplinary Breakthrough Therapy Type B meeting with the FDA to discuss the opportunity to accelerate the development and submission of the TNX-102 SL NDA for the treatment of PTSD. Due to the lack of evidence of potential abuse in clinical studies of TNX-102 SL, the FDA agreed that studies in assessing abuse and dependency potential of TNX-102 SL are not required to support the TNX-102 SL NDA filing.

In June 2017, the FDA conditionally accepted the proposed trade name Tonmya® for TNX-102 SL for the treatment of PTSD.

In September 2017, we had a Breakthrough Therapy Chemistry, Manufacturing and Controls (“CMC”) guidance meeting with the FDA regarding the CMC data required to support the TNX-102 SL NDA and commercial product.  We received the FDA official meeting minutes from that meeting in October 2017 that reflect our readiness to manufacture TNX-102 SL commercial product at production scale if an NDA could have been submitted based on the HONOR study. In principle, our proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans was acceptable to the FDA.

In April 2018, we held a Breakthrough Therapy Type B Statistical Guidance teleconference meeting with the FDA to reach an agreement on the statistical methods in the Statistical Analysis Plan (SAP) and Interim SAP (ISAP) for the Phase 3 HONOR study. The final SAP and ISAP was accepted by the FDA in June 2018.

In October 2018, subsequent to reporting the Phase 3 HONOR study IA results, we held a Type B Clinical Guidance Meeting with the FDA in October 2018 to discuss the Phase 3 HONOR study results and the proposed design of the new Phase 3 RECOVERY study to support the registration of TNX-102 SL for the treatment of PTSD and the remaining data package for the NDA filing. We received the FDA’s acceptance of the RECOVERY trial design in November 2018, including the expansion to study both civilian and military-related PTSD, enrollment restricted to index traumas within nine years of screening, and primary endpoint of improvement of CAPS-5 from baseline as assessed at Week 4, with the first key secondary endpoint at Week 12.

In October 2018, we held a Breakthrough Therapy Type B CMC Guidance teleconference meeting with the FDA to seek acceptance of the proposed regulatory specifications for TNX-102 SL commercial product.

In December 2018, the FDA issued an Intent-to-Rescind letter for BTD status for TNX-102 SL for the treatment of PTSD because the IA results of the HONOR study did not meet the criteria for the BTD granted in December 2016.

In March 2019, the FDA rescinded the BTD, but subsequently withdrew the BTD rescission in April 2019 and granted a meeting in August 2019 to discuss the continuation of BTD for TNX-102 SL.

In August 2019, we held a Breakthrough Therapy Type B Meeting for continuing BT designation with the FDA. FDA agreed to consider the Phase 3 HONOR study additional data and information we presented at the meeting. The FDA’s decision for whether to maintain BTD for TNX-102 SL for PTSD is pending. The FDA will inform us of the BTD decision, but no timeframe was given.

In October 2019, we held of Breakthrough Therapy Type B Clinical Guidance meeting with the FDA to discuss the timing of the primary endpoint in the currently ongoing RECOVERY study. Based on guidance from the FDA, the timing of the primary endpoint analysis of improvement of CAPS-5 from baseline was changed from Week 4 to Week 12, and the interim analysis allowing for a potential sample size adjustment was added to the study. In February 2020, based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but we intend to continue studying those participants currently enrolled until completion and then proceed with a full analysis of the unblinded data to determine the next steps in this program. Topline data from the RECOVERY trial is expected in the second quarter of 2020.

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

Based on our discussions with the FDA and the FDA official meeting minutes, we will not have to conduct special populations (geriatric and renal/hepatic impaired), drug-drug interaction or cardiovascular safety studies to support the TNX-102 SL NDA filing since the pivotal systemic exposure bridging study using AMRIX as the reference listed drug, or RLD, has been successfully completed. Due to the well-established safety profile of CBP at much higher doses than we proposed for PTSD and the long-term safety data (up to 15 months) on TNX-102 SL 2.8 mg in a prior FM program, the FDA has not requested a risk management plan or medication guide for this product.

 Phase 1 Bioequivalence, Bridging PK, Food-Effect and Dose-Proportionality Studies

Completed Bioequivalence Study

We completed a Phase 1 bioequivalence study that compared the pharmacokinetic profiles of a single-dose of TNX-102 SL 2.8 mg tablets manufactured at two facilities: (i) the facility used to produce TNX-102 SL 2.8 mg tablets for the Phase 2 AtEase study; and (ii) the facility used to produce TNX-102 SL 2.8.mg tablets for our clinical studies required to support the PTSD NDA submission and the to-be-marketed product. This bioequivalence study demonstrated that TNX-102 SL, 2.8 mg tablets manufactured at these two facilities were bioequivalent, supporting the use of the AtEase study to support the Phase 3 studies.

Completed Multi-dose Bridging PK Study

We intend to seek the FDA’s marketing approval for TNX-102 SL pursuant to Section 505(b)(2) of the FDCA using AMRIX® extended-release, or ER, capsules (30 mg) as our RLD. We completed a study of TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) in comparison to AMRIX 30 mg ER capsules in a randomized, open-label, parallel, multiple-dose bridging PK study to provide a systemic exposure bridge.  The TNX-102 SL initial dose and at steady state exposures were less than the RLD maximum approved dose (30 mg) and the metabolic profile was similar to AMRIX. The results of this study provide the necessary systemic exposure bridge of TNX-102 SL to AMRIX. The approval of TNX-102 SL for PTSD can thus rely on the safety findings (clinical and nonclinical) and relevant labeling information in the approved AMRIX prescribing information.

Food Effect and Dose-proportionality Study

To support the TNX-102 SL product registration, a randomized, open-label, 3-way crossover, food-effect, dose-proportionality, comparative bioavailability study of TNX-102 SL 5.6 mg following a single dose in healthy subjects under fasting and fed conditions, and comparing TNX-102 SL 2.8 mg to TNX-102 SL 5.6 mg (administered as 2 x 2.8 mg tablets) in healthy subjects under fasting conditions has been completed (TNX-CY-F110). Preliminary results from this study confirmed that the rate and extent of absorption of cyclobenzaprine and its long-lived metabolite, norcyclobenzaprine, increased in a dose-proportional manner from 2.8 mg to 5.6 mg of TNX-102 SL. No food effect was observed for cyclobenzaprine or norcyclobenzaprine for TNX-102 SL 5.6 mg.

Cyclobenzaprine Hydrochloride Nonclinical Development

The FDA has accepted our proposed nonclinical data package to support our PTSD NDA filing. In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing and to support Phase 3 clinical studies outside the U.S., if necessary. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX prescribing information, or labeling, which is necessary to support the TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of TNX-102 SL, the FDA agreed that nonclinical study to assess CBP abuse and dependency potential is not required to support the TNX-102 SL NDA filing.

Manufacturing

TNX-102 SL drug product for Phase 3 and the associated registration batches for the NDA are manufactured at a commercial cGMP facility. We currently have in excess of 24 months stability data in a number of packaging configurations ready for commercialization. The FDA has accepted our proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans, reflecting our readiness to manufacture TNX-102 SL commercial product at production scale.

TNX 102 SL – Agitation in Alzheimer’s Disease

Regulatory Update

In November 2017, we held a pre-IND meeting with the FDA to discuss our proposed development of TNX-102 SL for the treatment of AAD. We received the formal minutes from that meeting in December 2017 that reflect that we have the data needed to file an IND to support a Phase 2 study which can potentially be one of the pivotal efficacy studies. In April 2018, the FDA cleared our IND to support a Phase 2 potential pivotal efficacy study.

In July 2018, the FDA granted Fast Track Therapy designation to TNX-102 SL for the treatment of AAD.

In September 2018, we received the FDA’s comments on our proposed Phase 2 potential pivotal efficacy study protocol. The proposed Phase 2 study can potentially serve as a pivotal efficacy study to support NDA approval.

TNX 102 SL – Alcohol Use Disorder

Regulatory Update

In October 2019, we held a Type B pre-IND meeting with the FDA to discuss our proposed 505(b)(2) development plan for TNX-102 SL as a treatment of alcohol use disorder (AUD). We received the formal minutes from that meeting in November 2019 which provided guidance and feedback supportive of our clinical development plans.

Based on this feedback, we plan to submit an IND application in the first half of 2020, however, we cannot predict whether the global COVID-19 pandemic will impact the timing of our IND submission.  Upon receiving FDA clearance of an IND application, this program will be Phase 2 proof-of-concept ready and is expected to qualify for the 505(b)(2) pathway for approval.

Additional Product Candidates

We also have a pipeline of other drug and biologic candidates, including, TNX-601 CR, a pre-IND daytime treatment for depression, PTSD and Neurocognitive Dysfunction from Corticosteroids; TNX-701, a preclinical drug for radioprotection; TNX-1200, a preclinical smallpox vaccine, TNX-1300, a Phase 2 treatment for cocaine intoxication, TNX-1500 a preclinical treatment for transplant organ rejection and autoimmune conditions, TNX-1600, a preclinical treatment for PTSD, ADHD and depression and TNX-1700 a preclinical treatment for cancers of the gastrointestinal system.

TNX-601 CR

TNX-601 is a novel oral controlled release, or CR, formulation of tianeptine oxalate in the pre-IND stage of development for the once-daily treatment for depression and PTSD. Currently there is no tianeptine-containing product approved in the U.S., but tianeptine sodium (amorphous) immediate release tablets have been marketed in Europe, Asia, and Latin America as a three-times-a-day treatment for depression since 1987. Tianeptine sodium is reportedly effective in various depressive states and also improves depression-associated anxiety and somatic complaints. We have discovered a novel oxalate salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Like CBP, tianeptine shares structural similarities with classic tricyclic antidepressants, but it has unique pharmacological and neurochemical properties. Tianeptine modulates the glutamatergic system indirectly and reverses the neuroplastic changes that are observed during periods of stress and corticosteroid use. It is a weak mu-opioid receptor agonist, but does not have significant affinity for other known neurotransmitter receptors. Due to its decades of use in Europe, Asia, and Latin America, tianeptine has an established safety profile. In addition to being used to treat depression, several published studies support the potential of tianeptine as an effective and safe therapy for patients with PTSD. Leveraging our development expertise in PTSD, TNX-601 CR is being developed for daytime usage as a first-line monotherapy for depression, PTSD and neurocognitive dysfunction from corticosteroids use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than TNX-102 SL.

We intend to develop TNX-601 CR under Section 505(b)(1) of the FDCA as a potential daytime treatment for depression and PTSD. TNX-601 CR will also be developed as a treatment for a potential indication, neurocognitive dysfunction associated with corticosteroid use. Pharmaceutical development work on TNX-601 CR has been initiated. We completed a non-IND formulation selection pharmacokinetic study ex-U.S. in the fourth quarter of 2019.

TNX-701

We own rights to intellectual property on a biodefense technology relating to the development of protective agents against radiation exposure, which we refer to as TNX-701. We have begun nonclinical research and development on TNX-701. We plan to develop TNX-701 under the Animal Rule, which is applicable when human efficacy studies are not ethical or feasible.

TNX-1200

TNX-1200 is a live, replicating vaccinia virus vaccine that we are developing for the protection against smallpox. Currently, there are two smallpox vaccines approved by the FDA, one of which is also indicated for monkeypox. Smallpox (Vaccinia) Vaccine, Live (ACAM2000®) was approved in 2007 and is indicated for active immunization against smallpox disease in persons determined to be at high risk for smallpox infection. In September 2019, the FDA approved Jynneos® (MVA-BN), Smallpox and Monkeypox Vaccine, Live, Non-replicating. Jynneos is indicated for the prevention of smallpox and monkeypox disease in adults 18 years of age and older determined to be at high risk for smallpox or monkeypox infection. TNX-1200 may be indicated for healthy, immunocompetent non-pregnant individuals, without a history of eczema or cardiac disease, and as part of a public health vaccination policy to respond to an event of variola reintroduction. The assessment of efficacy of modern smallpox vaccines and the expected benefit of vaccination policy are based on the historical success of predicate live replicating vaccinia vaccines to control smallpox during the time the disease was endemic.

Both of the FDA approved smallpox vaccines are purchased by the Strategic National Stockpile or SNS. We believe that the SNS will continue to be stocked primarily with a live replicating virus vaccine and secondarily with a non-replicating virus. The U.S. SNS currently keeps more than 300 million doses to protein the U.S. population in the event of reintroduction of variola. In the post-eradication world, the risk of variola is low, so non-replicating vaccines have a favorable risk to benefit ratio. However, in a potential post-reintroduction world, we believe live replicating virus vaccines like TNX-1200 would have a positive benefit/risk ratio.

Competition

 Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, price and reimbursement level. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining the FDA’s and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Further, the development of new treatment methods for the conditions we are targeting could render our drugs non-competitive or obsolete.

COVID-19 Vaccine Development Projects

The activity for developing vaccines for COVID-2019 is competitive and includes companies and academic institutions. Sanofi, Johnson & Johnson, Geovax Labs / BravoVax, CanSino Biologics, Greffex, and Codagenix are working on viral vector based vaccines. Moderna, CureVac, Inovio, Applied DNA Sciences / Takis Biotech, Zydus Cadlia, Stermina Therapeutics and the Imperial College London are working on RNA or DNA based vaccines. GlaxoSmithKline (GSK) / Clover Biopharmaceuticals, Novavax, Altimmune, Vaxart, Generex Biotechnology, Vaxil Bio, iBio, Baylor College of Medicine / New York Blood Center, University of Queensland, University of Saskatchewan, University of Oxford / Advent Srl are working on protein-based vaccines.

Smallpox vaccines and antivirals

A number of companies are marketing or developing vaccines and treatments for smallpox, including Emergent BioSolutions, Bavarian Nordic, SIGA Technologies and Chimerix. Emergent BioSolutions markets ACAM2000, which is a replicating vaccinia vaccine for the prevention of smallpox.  Bavarian Nordic received FDA approval and markets Jynneos® (or Modified Virus Ankara, strain BN or MVA-BN), which is a non-replicating vaccinia virus vaccine for the prevention of smallpox and monkeypox. SIGA received FDA approval and markets TPOXX® (tecovirimat), which is an antiviral for smallpox. Chimerix is developing brincidofovir (CMX001), which is an antiviral.

CNS Condition Therapeutics

The market for therapies to treat FM, PTSD and other CNS conditions is well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies.

Fibromyalgia

Three drugs have been approved by the FDA for the management of FM: Pfizer’s Lyrica®, Lilly’s Cymbalta (duloxetine) and Forest’s Savella (Milnacipran). Each of these products has subsequently lost patent protection and is available in generic forms.

A number of companies are developing prescription medicines for FM, including Aptinyx (NYX-2925), Innovative Medical Concepts (celecoxib and famciclovir or IMC-1) and Axsome (eseboxetine or AXS-14). NYX-2925 is in Phase 2 for the treatment of FM and painful diabetic peripheral neuropathy (DPN) and has been granted a Fast Track Designation by the FDA for DPN. IMC-1 has completed a successful Phase 2 trial and has been granted a Fast Track Designation by the FDA for the treatment of FM. AXS-14 (esreboxetine) was licensed by Axsome from Pfizer and already includes non-clinical and clinical data supporting its use in FM.

PTSD

In PTSD GlaxoSmithKline (Paxil®) and Pfizer (Zoloft®) developed and market Paxil® and Zoloft®, respectively for PTSD that are approved by the FDA. Paxil and Zoloft lost their U.S. patent exclusivities in 2003 and 2006, respectively.

Certain other companies and institutions are known to be developing prescription medications for PTSD, including Bionomics (BNC-201), Otsuka/Lundbeck (Rexulti® [brexpiprazole]), Uniformed Services University of the Health Sciences (riluzole), the Multidisciplinary Association of Psychedelic Studies (methylenedioxymethamphetamine [MDMA]) and Aptinyx (NYX-783). Bionomics’ BNC-201 completed a Phase 2 for PTSD and Bionomics announced that after reformulation a new Phase 2 will be started.  BNC-201 is an allosteric modulator of the alpha 7 nicotinic acetylcholine receptor. Rexulti is in Phase 3 for PTSD and is an atypical antipsychotic. Aptinyx drug (NYX-783) is Phase 2 for PTSD and is a modulator of the NMDA receptor.  Riluzole is in a Phase 2 trial for active duty military members and veterans with PTSD and is a blocker of certain sodium channels and a modulator of the glutamatergic system. MDMA is in Phase 3 for PTSD and is a DEA schedule 1 hallucinogen that is being studied for drug-assisted psychotherapy. MDMA was granted Breakthrough Therapy designation by the FDA in August 2017. Brainsway Ltd., a medical device company, is currently recruiting patients for a pivotal Phase 3 trial using a deep transcranial magnetic stimulation device for treatment of PTSD. A number of other companies and institutions have or may be developing prescription medications for PTSD, including: Mt. Sinai Hospital and Medical School in New York City is developing ketamine which is in Phase 2 and targets the NMDA receptor, Azevan Pharmaceuticals is developing SRX246 which is in Phase 2 and targets the vasopressin V1A receptor, University of California, San Diego (UCSD) is developing losartan which is in Phase 2 and is an angiotensin receptor blocker (ARB), Massachusetts General Hospital (MGH), University of California, San Francisco (UCSF) are developing oxytocin which is in Phase 2 and targets the oxytocin receptor, Nobilis Therapeutics is developing NBTX-001, a noble gas, which is in Phase 2, EpiVario is developing inhibitors of Acetyl CoA synthetase, which is in Phase 1 and Seelos Therapeutics (recently merged with Apricus Biosciences) is developing an intranasal racemic ketamine to treat PTSD and major depressive disorder (MDD).

Several companies have clinical candidates for which PTSD is being considered as a secondary indication. Johnson and Johnson is developing CERC-501 which is in Phase 2 for depression, targeting the kappa opioid receptor, Merck is studying Belsomra® (suvorexant) for PTSD, which is already approved for insomnia, NeuroRx is developing NRX-101 which is in Phase 2 for bipolar depression and which comprises a treatment regimen starting with ketamine, and followed by a proprietary combination of lurasidone and d-cycloserine, Roche is developing RG7314 which is in Phase 3 for Autism and was granted Breakthrough Therapy designation by the FDA in August 2017, Rodin Therapeutics has a preclinical candidate for Alzheimer’s disease that targets histone deacetylase 2 (HDAC2 gene product), SpringWorks Therapeutics is developing PF-04457845 which is in Phase 2 for osteoarthritis and targets fatty acid amide hydrolase (FAAH).

In addition, approved medications that are used off-label for the treatment of PTSD include: anti-depressants, such as nefazodone and trazodone; the antihistamine cyproheptadine; and certain atypical antipsychotics, such as olanzapine and risperidone and the high blood pressure medicine, prazosin.

Agitation in Alzheimer’s Disease

Additionally, a number of companies are developing prescription medicines for AAD, including Otsuka/Lundbeck (Rexulti® or brexpiprazole), Avanir/Otsuka (deudextromethorphan), Axsome (dextromethorphan/buproprion) and InterCellular (lumateperone). Rexulti® has completed two pivotal studies in AAD. Deudextromethorphan is in Phase 3 for the treatment of agitation in patients with dementia of the Alzheimer’s type. Dextromethorphan/bupropion is in Phase 3 for the treatment of resistant depression and agitation in patients with Alzheimer’s disease. Lumateperone is in Phase 3 for treating behavioral disturbances associated with dementia and was recently approved as CAPLYTA® for the treatment of schizophrenia.

Although a number of companies are marketing or developing prescription medicines for sleep disorders, including Merck & Co, Purdue Pharma, Eisai, GlaxoSmithKline, Johnson & Johnson and Sage Therapeutics, none of these sleep disorders drugs are approved for PTSD or AAD. Merck is marketing Belsomra® (suvorexant) and Eisai is marketing Dayvigo® (lemborexant) which are dual orexin receptor antagonists indicated for insomnia. GlaxoSmithKline is developing SB-649868 which is also a dual orexin receptor antagonist. Johnson & Johnson and Minerva Neurosciences are developing seltorexant which is a selective orexin-2 antagonist. Sage Therapeutics is developing SAGE-217 which is a neurosteroid derivative that acts as a positive allosteric modulator of synaptic and extrasynaptic GABA receptors and was shown to increase sleep efficiency in a 5-hour phase advance model of insomnia.

Major Depressive Disorder

A number of companies are marketing prescription drugs for depression, including Johnson & Johnson’s Janssen division.  Janssen markets Spravato® (intranasal esketamine).  Many antidepressant medications are beyond their patent life and are generally produced by generic drug companies, including several compounds in the tricyclic class (e.g., amitriptyline), the serotonin-selective reuptake inhibitor class (e.g, fluoxetine, paroxetine and sertraline), the serotonin-norepinephrine reuptake inhibitor class (e.g., venlafaxine), as well as the norepinephrine-dopamine reuptake inhibitor, bupropion. A number of companies are developing novel prescription medicines for depression including Johnson & Johnson, Sage, Axsome, Relmada, BlackThorn, Clexio, Acadia, Allergan and Otsuka.  Janssen is developing JNJ-61393215, a selective orexin receptor type-1 antagonist, Sage Therapeutics is developing SAGE-217 or zuranolone, a neurosteroid. Axsome is developing AXS-05 or dextromethorphan/bupropion combination.  Relmada is developing REL-1017 or dextromethadone. BlackThorn is developing BTRX-335140, a selective kappa opioid receptor antagonist.  Clexio is developing adjunctive CLE-100, an oral NMDA modulator. Acadia is developing adjunctive pimavanserin for inadequate response to antidepressant treatment. Allergan is developing adjunctive cariprazine for inadequate response to antidepressant treatment. Otsuka is developing adjunctive brexpiprazole. Several academic institutions are studying ketamine as a fast-acting antidepressant, alone or in combination.

Attention Deficit Hyperactivity Disorder or ADHD

Currently there are two main types of medication indicated by the FDA for managing the symptoms of ADHD: stimulants and non-stimulants. Stimulants exert their effect by increasing central dopamine and norepinephrine activity, thereby improving motivation, attention and movement. Commonly used stimulants include amphetamine-based stimulants (Adderall®, Dexedrine®, Dextrostat®), dextromethamphetamine (Desoxyn®), dextromethylphenidate (Focalin®), lisdeamfetamine demesylate (Vyvanse®), and several formulations of the stimulant methylphenidate (Concerta®, Daytrana®, Metadate®, Ritalin®). Non-stimulants act by increasing levels of norepinephrine, which is thought to improve attention and memory. FDA approved non-stimulants include the norepinephrine reuptake inhibitor atomoxetine (Strattera®) as well as the α2-adrenergic agonists guanfacine (Intuniv®) and clonidine (Kapvay®). The stimulants are notoriously difficult for balancing efficacy against common adverse events that include anorexia and weight loss, mood lability and anxiety, insomnia, and addiction (dependence). A number of companies are developing drugs for the treatment of ADHD. Companies with late stage (Phase 3) studies on-going include Otsuka Pharmaceuticals (centanafadine, a triple reuptake inhibitor) and Supernus Pharmaceuticals (SPN-812 or viloxazine hydrochloride, a norepinephrine reuptake inhibitor).

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-1800, TNX-801, TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to TNX-102 SL compositions and methods of use. As of March 9, 2020, the patents we are either the owner of record of or own the contractual right to include 21 issued U.S. patents and 180 issued non-U.S. patents. We are actively pursuing an additional 22 U.S. patent applications, of which 7 are provisional and 15 are non-provisional, 4 international patent applications, and 102 non-U.S./non-international patent applications.

We strive to protect the proprietary technology that we believe is important to our business, including our proprietary technology platform, our product candidates, and our processes. We seek patent protection in the U.S. and internationally for our products, their methods of use and processes of manufacture, and any other technology to which we have rights, where available and when appropriate. We also rely on trade secrets that may be important to the development of our business.

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

The term of a U.S. patent that covers a drug approved by the FDA or methods of making or using that drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act, is a federal law that encourages new drug research by restoring patent term lost to regulatory delays by permitting a patent term extension of up to five years beyond the statutory 20-year term of the patent for the approved product or its methods of manufacture or use if the active ingredient has not been previously approved in the U.S. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of an NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patent portfolios for our proprietary technology platform and our five most advanced product candidates as of March 9, 2020 are summarized below.

 TNX-1800 – Live HPXV Vaccine for Prevention of COVID-19

We are developing TNX-1800, a live HPXV that is being developed as a new COVID-19 preventing vaccine. We have a patent application directed to synthetic poxviruses comprising a SARS-CoV-2 protein, poxvirus delivery vectors for SARS-CoV-2 proteins and methods of using these modified poxviruses to protect individuals against COVID-19. This patent application is U.S. Provisional Patent Application No. 62/981,997.

TNX-801 — Live Horsepox Vaccine for Prevention of Smallpox

We own the rights to develop a potential biodefense technology, TNX-801, a live horsepox that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782. We also own the rights to develop other vaccine candidates against smallpox.  With respect to these vaccine candidates, we own U.S. Patent Application No. 14/207,727 and related intellectual property rights. The smallpox vaccine technologies relate to proprietary forms of live horsepox and vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

TNX-102 SL – Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, and TNX-102 SL for agitation in neurodegenerative conditions, e.g. AAD, utilizing these compositions and formulations.

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

The unique pharmacokinetic profile of TNX-102 SL, or the PK Technology, was discovered by Tonix and its development partners. The patent portfolio for TNX-102 SL relating to the PK Technology includes patent applications directed to compositions of matter of CBP, formulations containing CBP, methods for treating PTSD, agitation in neurodegenerative conditions, and other CNS conditions utilizing these compositions and formulations. The PK Technology patent portfolio includes U.S. Patent Application No. 13/918,692. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2033, excluding any patent term adjustments or extensions.

On May 2, 2017, U.S. Patent No. 9,636,408 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride” issued. The patent claims recite pharmaceutical compositions comprising the eutectic. The patent claims also recite methods of manufacturing the eutectic. Tablets containing CBP and mannitol eutectic have good pharmaceutical stability and manufacturability. A solid eutectic is a form of matter in which two solid crystals co-penetrate each other, such that the inter-molecular space between the units of one crystal lattice are occupied by the other crystal lattice. The distance between the molecular units is not changed.

On September 13, 2017, European patent 2,501,234, entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. This patent recites the use of CBP for the treatment of PTSD, which covers the use of TNX-102 SL for the treatment of PTSD, since the active ingredient in TNX-102 SL is CBP and provides TNX-102 SL with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for PTSD.  In response to an opposition filed in June 2018, the European Patent Office’s Opposition Division in October 2019 upheld the patent in unamended form.  Opponent has appealed.

On December 15, 2017, Japanese Patent No. 6259452, entitled “Compositions and Methods for Transmucosal Absorption”, issued.  These claims relate to the pharmacokinetic profile of TNX-102 SL.

On March 20, 2018, U.S. Patent No. 9,918,948 entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. The claims recite a method of using TNX-102 SL’s active ingredient cyclobenzaprine to treat PTSD and provides TNX-102 SL with US market exclusivity until 2030, excluding any patent term extensions.

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

On July 23, 2019, U.S. Patent No. 10,357,465 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. The claims recite pharmaceutical compositions comprising eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions.

On November 15, 2019, Japanese Patent No. 6614724 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued.  The claims recite pharmaceutical compositions comprising CBP:delta-mannitol eutectics and methods of making the same.

On December 11, 2019, European patent 2968992, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. This patent recites pharmaceutical compositions comprising a eutectic of mannitol and Cyclobenzaprine HCl and methods of making the same.

On December 25, 2019, European patent 2,683,245, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine”, issued. The claims recite the use of CBP for the treatment of depression in a FM patient.  This patent provides TNX-102 SL with European market exclusivity until March 2032 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for depression in a FM patient.

 TNX-601 — Depression, Posttraumatic Stress Disorder, Neurocognitive Dysfunction

Our patent portfolio for tianeptine oxalate includes European Patent No. 2,299,822, entitled “Method for Treating Neurocognitive Dysfunction”, which issued on July 26, 2017.  The ’822 patent recites pharmaceutical compositions comprising various compounds (which include tianeptine) and uses thereof.  This patent provides TNX-601 with European market exclusivity until April 2029 and may be extended based on the timing of the European marketing authorization of TNX-601 for neurocognitive side effects associated with the use of corticosteroids.

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

On October 22, 2019, U.S. Patent No. 10,449,203) issued.  The claims recite anhydrous crystalline oxalate salts of tianeptine and provides TNX-601 with US market exclusivity until 2037, excluding any patent term extensions.

Our patent portfolio for TNX-601 also includes International Patent Application PCT/IB2017/001709 (now nationalized in 15 countries). It includes claims directed to crystalline tianeptine oxalate and compositions of those crystal forms, and disclosures directed to methods of using those crystalline forms and their compositions.

TNX-1300 — Cocaine Intoxication Treatment

We have licensed rights from Columbia University, University of Michigan, and The Kentucky Research Foundation to develop a potential product, TNX-1300, for the treatment of cocaine intoxication.  The licensed patents are directed to mutant cocaine esterase polypeptides and methods of using these polypeptides as anti-cocaine therapeutics.  They include U.S. Patent Nos. 8,318,156 and 9,200,265, entitled “Anti-Cocaine Compositions and Treatment” and various counterpart patents outside of the U.S. These patents provide TNX-1300 with US market exclusivity until February 2029.  They provide market exclusivity outside of the U.S. until July 10, 2027.  These dates may be subject to patent term extensions.

TNX-1500 — anti-CD40L Therapeutics

We are collaborating with Harvard Medical School, to develop TNX-1500, a humanized monoclonal antibody (mAb) that targets CD40L for the prevention and treatment of organ transplant rejection.  In this regard, we filed U.S. Provisional Patent Application No. 62/869,489, entitled “Anti-CD154 antibodies and uses thereof” on July 1, 2019.  We also filed U.S. Provisional Patent Application No. 62/833,473, entitled “Inhibitors of CD40-CD154 Binding” on April 12, 2019.  This application is directed to small molecule inhibitors of CD154.

TNX-1600 — Triple Reuptake Inhibitor to Treat PTSD

We have licensed rights from Wayne State University to develop a potential product, TNX-1600, for PTSD treatment.  The licensed patents directed to pyran based derivatives and analogues.  They include U.S. Patent Nos. 7,915,433, 8,017,791, 8,519,159, 8,841,464, and 8,937,189, entitled “Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives” and U.S. Patent No. 9,458,124, entitled “Substituted Pyran Derivatives”.  These patents provide TNX-1600 with US market exclusivity between April 2024 and February 2034, respectively, subject to any patent term extensions.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Pancreatic Cancers

We have licensed rights from Columbia University to develop a potential product, TNX-1700, for the treatment of gastric and pancreatic cancers.  The licensed patent and patent application are directed to TFF2 compositions and methods of treatment.  The licensed patent is U.S. Patent No. 10,124,037.  The licensed patent application is U.S. Patent Application No. 16/189,868 entitled “Trefoil Family Factor Proteins and Uses Thereof”.  We have also filed U.S. Patent Application No. 62/892,520, entitled “PEGylated TFF2 Polypeptides” on August 27, 2019.  The licensed patent provides TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions.

On August 27, 2019, we filed U.S. Patent Application No. 62/892,520, entitled “PEGylated TFF2 Polypeptides” and on December 4, 2019, we filed U.S. Patent Application No. 62/943,803, entitled “Modified TFF2 Polypeptides”.

TNX-701 — Radioprotection Biodefense Technology

We own the rights to develop a potential biodefense technology, which is a potential radioprotective therapy. For protection of our intellectual property, we have not disclosed the identity of the new development candidate.

TNX-1200 — Smallpox Vaccine Technology

We own the rights to develop a potential biodefense technology, TNX-1200, a live vaccinia virus that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782. We also own the rights to develop other vaccine candidates against smallpox.  With respect to these vaccine candidates, we own U.S. Patent Application No. 14/207,727 and related intellectual property rights. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

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

Issued Patents

Our current patents owned include:

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2683245	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

Low Dose CBP

Patent No.	Title	Country / Region	Expiration Date
6,395,788	Methods for Treating Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
6,541,523	Methods for Treating or Preventing Fibromyalgia Using Very Low Doses of Cyclobenzaprine	U.S.A.	August 11, 2020
1202722; ATE299369T1 in Austria; 60021266.1 in Germany; ES 2245944 T3 in Spain	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	August 11, 2020
1047691	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	Hong Kong	August 11, 2020
516749	Uses Compositions for Treating or Preventing Sleep Disturbances Using Very Low Doses of Cyclobenzaprine	New Zealand	August 11, 2020

Low Dose CBP – GAD

Patent No.	Title	Country / Region	Expiration Date
6,358,944	Methods and Compositions for Treating Generalized Anxiety Disorder	U.S.A.	August 23, 2020

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

2501234

(AL/P/17/691 in Albania; 602010045270.0 in Germany; 3094254 in Greece; 502017000142469 in Italy; MK/P/17/000807 in Macedonia; 56634 in Serbia; SM-T-201700578 in San Marino; 201717905 in Turkey)

	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey	November 16, 2030
HK1176235	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong	November 16, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany)	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029
3246031 (602009057284.9 in Germany)	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029

Eutectic CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,322,094	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,357,465	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034
6614724	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034
ZL201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia	March 14, 2034
I661825	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan	March 14, 2034
IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034
IDP000063221	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia	September 18, 2035
2968992	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office -Albania,Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of Macedonia, Germany, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034

Tianeptine Oxalate – Salts and Crystalline Forms

Patent No.	Title	Country / Region	Expiration Date
10,449,203	Tianeptine Oxalate Salts and Polymorphs	U.S.A	December 28, 2037

Anti-Cocaine Therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,318,156	Anti-Cocaine Compositions and Treatment	U.S.A	February 14, 2029
9,200,265	Anti-Cocaine Compositions and Treatment	U.S.A.	December 30, 2027
2007272955	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2014201653	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2657246	Anti-Cocaine Compositions and Treatment	Canada	July 10, 2027
612929	Anti-Cocaine Compositions and Treatment	New Zealand	July 10, 2027
2046368 (602007045044.6 in Germany; 502016000056543 in Italy)	Anti-Cocaine Compositions and Treatment	Europe – (Germany, Spain, France, United Kingdom, and Italy)	July 10, 2027
2009/00197	Anti-Cocaine Compositions and Treatment	South Africa	July 10, 2027
305483	Anti-Cocaine Compositions and Treatment	Mexico	July 10, 2027
196411	Anti-Cocaine Compositions and Treatment	Israel	July 10, 2027

Triple reuptake inhibitor therapeutics

Patent No.	Title	Country / Region	Expiration Date
7,915,433	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	March 10, 2028
8,017,791	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A.	April 14, 2024
8,519,159	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	December 7, 2025
8,841,464	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	April 15, 2025
8,937,189	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	January 12, 2027
9,458,124	Substituted Pyran Derivatives	U.S.A	February 6, 2034

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Pending Patent Applications

Our current pending patent applications are as follows:

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
16/140,090 16/429,852 16/518,338

Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride

Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride

Eutectic Formulations of Cyclobenzaprine Hydrochloride

U.S.A. U.S.A U.S.A
16/140,105	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,904,812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
201580050140.2 201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China China
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
19214535.7	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office
16106690.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
42020003105.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
P00201808623	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
201717013182	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India
2019-151766	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan

Application No.	Title	Country / Region
2018-173466 2019-236602	Eutectic Formulations of Cyclobenzaprine Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan Japan
MX/a/2017/003644 MX/a/2019/014200	Eutectic Formulations of Cyclobenzaprine Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitryptiline Hydrochloride	Mexico Mexico
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
PI 2017700889	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W 10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore Singapore
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	South Africa
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa
108114946	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
2018241128	Compositions and Methods for Transmucosal Absorption	Australia
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
BR122019024508-8	Compositions and Methods for Transmucosal Absorption	Brazil
2,876,902	Compositions and Methods for Transmucosal Absorption	Canada
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661 2013/37088	Compositions and Methods for Transmucosal Absorption Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council Gulf Cooperation Council
15110186.6	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2015 00202	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption	Israel
139/KOLNP/2015	Compositions and Methods for Transmucosal Absorption	India
2019-91262	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2014/015436	Compositions and Methods for Transmucosal Absorption	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore
107117266	Compositions and Methods for Transmucosal Absorption (Allowed)	Taiwan
2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa

CBP – PTSD

Application No.	Title	Country / Region
15/915,688	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A

CBP - Fatigue

Application No.	Title	Country / Region
16/537,170	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

CBP - Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
16/215,952	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.
PCT/IB2018/001509	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	PCT

CBP - Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada
19214568.8	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office

Analogs of CBP

Application No.	Title	Country / Region
16/630,832 CA3069699 (not yet assigned) EP18831505.5 (not yet assigned)

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

U.S.A. Canada China European Patent Office Japan

Tianeptine Oxalate – Salts and Crystalline Forms

Application No.	Title	Country / Region
16/597,065	Tianeptine Oxalate Salts and Polymorphs	U.S.A.
2017385958	Tianeptine Oxalate Salts and Polymorphs	Australia
BR112019013244-9	Tianeptine Oxalate Salts and Polymorphs	Brazil
3,048,324 201780085697.9 17844642.3 P00201906474 267708 201917029300 2019-535330 MX/a/2019/007891 PI2019003711 754797 519402021 11201905974W 2019/04185

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Canada China European Patent Office Indonesia Israel India Japan Mexico Malaysia New Zealand Saudi Arabia Singapore South Africa

Tianeptine Neurocognitive Dysfunction

Application No.	Title	Country / Region
15/064,196	Method for Treating Neurocognitive Dysfunction	U.S.A.

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14/207,727	Novel Smallpox Vaccines	U.S.A.

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
15/802,189	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan
2017353868	Synthetic Chimeric Poxviruses	Australia
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
201780078546.0	Synthetic Chimeric Poxviruses	China
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Israel Japan
PI2019002462	Synthetic Chimeric Poxviruses	Malaysia
MX/a/2019/005102 752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Mexico New Zealand Singapore
2019/02868	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
62020003675.9	Synthetic Chimeric Poxviruses	Hong Kong

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
PCT/US2019/030486 2019/37492 20190101165 108115290	Synthetic Chimeric Vaccinia Virus Synthetic Chimeric Vaccinia Virus Synthetic Chimeric Vaccinia Virus Synthetic Chimeric Vaccinia Virus	PCT Gulf Cooperation Council Argentina Taiwan

Stem cells-scPV treatment

Application No.	Title	Country / Region
PCT/US2019/030488	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	PCT
2019/37505	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
20190101166	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Argentina
108115294	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Taiwan

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
62/981,997	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.

CBP – ASD and PTSD

Application No.	Title	Country / Region
PCT/IB2019/000940 2019/38140 108129709

Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder

Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder

Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder

PCT Gulf Cooperation Council Taiwan

Salts of glutathione

Application No.	Title	Country / Region
62/824,008	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	U.S.A.
62/941,533	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	U.S.A.

CD154 Therapeutics

Application No.	Title	Country / Region
62/833,473 62/869,489	Inhibitors of CD40-CD154 Binding Anti-CD154 antibodies and uses thereof	U.S.A. U.S.A.

TFF2 therapeutics

Application No.	Title	Country / Region
62/892,520 62/943,803 16/189,868	PEGylated TFF2 polypeptide Modified TFF2 polypeptides Trefoil Family Factor Proteins and Uses Thereof	U.S.A. U.S.A. U.S.A

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014) and TONMYA (Reg. No. 4868328, issued December 8, 2015).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 88/064191, filed August 3, 2018), MODALTIN (Serial No. 88/196892, filed November 16, 2018), RAPONTIS  (Serial  No. 88/196897, filed November 16, 2018), PROTECTIC (Serial No. 88/196912, filed November 16, 2018), TONIX PHARMACEUTICALS (Serial No. 86/400401, filed September 19, 2014) and ANGSTRO-TECHNOLOGY (Serial No. 88/690384, filed November 13, 2019).

Research and Development

We have approximately nine employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies.

Manufacturing

We have contracted with a third-party cGMP-compliant contract manufacturer organization, or CMOs, for the manufacture of TNX-102 SL drug substances and drug products for investigational purposes, including nonclinical and clinical testing. For TNX-102 SL, we have engaged a cGMP facility for manufacturing of to-be-marketed product for Phase 3 clinical and commercial. Our manufacturing operations are managed and controlled in Dublin, Ireland.

All of our small molecules drug candidates are synthesized using industry standard processes, and our drug products are formulated using commercially available pharmaceutical grade excipients.

Our smallpox-preventing vaccine candidate is a biologic and uses live form of horsepox. Both the drug substance (HPVX and the cell bank) and the drug product (vaccine) will be manufactured by contract cGMP-compliant facilities capable of manufacturing for nonclinical/clinical testing and licensed product.

Government Regulations

The FDA and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing and distribution of drug products. These agencies regulate, among other things, research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our product candidates. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable requirements by the FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market.

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the U.S. under the FDCA and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the U.S. generally involves the following:

●	completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission to the FDA of an NDA for drug products, or a Biologics License Application, or BLA, for biologic products;

●	satisfactory completion of a preapproval inspection by the FDA of the manufacturing facilities at which the product is produced to assess compliance with cGMP regulations; and

●	the FDA’s review and approval of the NDA or BLA prior to any commercial marketing, sale or shipment of the drug.

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

Clinical testing must satisfy the extensive regulations of the FDA. Reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted for serious and unexpected adverse events. Success in early-stage clinical trials does not assure success in later-stage clinical trials. The FDA, an IRB or we may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

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

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit an NDA under Section 505(b)(2) for TNX-102 SL for FM and PTSD. The FDA may not agree that this product candidate is approvable for FM and PTSD as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required for TNX-102 SL, the time and financial resources required to obtain FDA approval for TNX-102 SL could substantially and materially increase, and TNX-102 SL might be less likely to be approved. If the FDA requires a full NDA for TNX-102 SL, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If CBP-containing products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated TNX-102 SL 505(b)(2) NDA, and we may be required to follow the requirements of Section 505(b)(1).

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

Breakthrough Therapy Designation

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, or FDASIA, was signed. FDASIA Section 902 provides for a new drug designation, Breakthrough Therapy. A Breakthrough Therapy is a drug:

●	intended alone or in combination with one or more other drugs to treat a serious or life-threatening disease or condition; and

●	preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

In December 2016, the FDA granted Breakthrough Therapy designation, or BTD, to TNX-102 SL for the treatment of PTSD. The Breakthrough Therapy designation was granted based on the preliminary clinical evidence of TNX-102 SL on military-related PTSD in the Phase 2 AtEase study.

Following the interim analysis (IA) of the Phase 3 HONOR Study, we met with the FDA in October 2018 to seek agreement on the design of the next Phase 3 study (RECOVERY). In December 2018, the FDA issued an Intent-to-Rescind letter for BTD status for TNX-102 SL for the treatment of PTSD because the IA results of the HONOR study did not meet the criteria for the BTD granted in December 2016.  In March 2019, the FDA rescinded the BTD, but subsequently withdrew the BTD rescission in April 2019 and granted a meeting in August 2019 to discuss the continuation of BTD for TNX-102 SL. The BTD for TNX-102 SL for PTSD remains in effect and the FDA’s intent-to-rescind BTD for TNX-102 SL for PTSD also remains in effect. The FDA agreed to consider the additional data and information presented at the August 2019 meeting. The FDA’s decision whether to maintain BTD for TNX-102 SL for PTSD is pending. The FDA will inform us of the BTD decision but no timeframe was given.

In October 2014, the FDA granted BTD for TNX-1300 for treatment of cocaine intoxication. We in-licensed TNX-1300 from Columbia University in May 2019.

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

In April 2018, the FDA cleared our IND for TNX-102 SL for treatment of AAD to support a Phase 2, potential pivotal efficacy study, and granted TNX-102 SL for the treatment of AAD Fast Track development program in July 2018.

Material Threat Medical Countermeasures

In 2016, the 21st Century Cures Act, or Act, was signed into law to support ongoing biomedical innovation. One part of the Act, Section 3086, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for approved “material threat medical countermeasure applications.” The Act defines such countermeasures as drug or biological products, including vaccines intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, botulinum toxin, and pandemic influenza, which includes the SARS coronavirus 2, known as SARS-CoV-2. A priority review voucher can be applied to any other product application; it shortens the FDA review timeline for a new application from 10-12 months to 6 months. The recipient of a priority review voucher may transfer it. We intend to seek a priority review voucher if and when a TNX-801 Biologics License Application is approved as a material threat medical countermeasure. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed.

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

Employees

As of March 23, 2020, we had 16 full-time employees, of whom five hold M.D. or Ph.D. degrees. We have nine employees dedicated to research and development. Our research and development operations are located in New York, NY, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

We are a development-stage biopharmaceutical and our operations to date have been primarily limited to developing our technology and undertaking preclinical and nonclinical testing and clinical studies of our clinical-stage product candidate, TNX-102 SL for FM and PTSD. We have not yet obtained regulatory approvals for TNX-102 SL or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	delays in the commencement, enrollment and timing of clinical studies;

●	the success of our clinical studies through all phases of clinical development, including studies of our most advanced product candidate, TNX-102 SL for FM and PTSD;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidate TNX-102 SL for FM and PTSD or any of our other product candidates in the United States and foreign jurisdictions;

●	potential nonclinical toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of REMS, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims;

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, TNX-102 SL, in Phase 3 development for the treatment of PTSD and FM. The success of our business currently depends on the successful development, approval and commercialization of TNX-1800, TNX-801 and TNX-102 SL. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance of TNX-102 SL. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

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

We are largely dependent on the success of our clinical-stage product candidate, TNX-102 SL for FM and PTSD , and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

TNX-102 SL has not completed the clinical development process; therefore, we have not yet submitted an NDA or foreign equivalent or received marketing approval for this product candidate anywhere in the world. The clinical development program for TNX-102 SL for FM and PTSD may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or foreign regulatory authorities because our clinical studies fail to demonstrate to their satisfaction that this product candidate is safe and effective or a clinical program may be put on hold due to unexpected safety issues. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical study process. Any failure or delay in completing clinical studies or obtaining regulatory approvals for TNX-102 SL for FM and PTSD in a timely manner would have a material adverse impact on our business and our stock price.

We may not commence or advance clinical trials for TNX-1800 if the COVID-19 disease outbreak subsides.

Disease outbreaks are unpredictable. For example, the SARS virus disappeared just four months after it caused a global panic. In the event that COVID-19 has a similar disease cycle, we may be forced to abandon or delay the development of TNX-1800 due to a lack of patients or government funding.

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

The results from early clinical studies are not necessarily predictive of results obtained in later clinical studies. Accordingly, even if we obtain positive results from early clinical studies, we may not be able to confirm the results in future clinical studies. In addition, clinical studies may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

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

We initiated a Phase 3 study in FM in the fourth quarter of 2019. As this study is intended to provide efficacy and safety evidence to support marketing approval by the FDA, it is considered a pivotal, confirmatory or registration studies. We initiated a Phase 3 study in civilian and military-related PTSD in the first quarter of 2019 and stopped new enrollment in February 2020 after the IDMC recommended stopping the study for futility after reviewing the IA results. Reception of the futility recommendation by the IDMC suggests this study is unlikely to provide the evidence required to support marketing approval by the FDA.

The conduct of pivotal clinical studies and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development and clinical testing of drug candidates and the commercialization of drug, we have conducted only two pivotal clinical studies before (the AFFIRM study in FM patients, the HONOR study in PTSD participants), have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete this planned clinical study in a way that leads to NDA submission and approval of TNX-102 SL and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies would prevent or delay commercialization of TNX-102 SL and other product candidates we are developing.

Our product candidates may cause serious adverse events, or SAEs, or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

SAEs or undesirable side effects from any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical studies may show that our product candidates cause SAEs or undesirable side effects, which could interrupt, delay or halt clinical studies, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If any of our other product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

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

Our current plans for filing NDAs for our most advanced product candidate, TNX-102 SL, include efforts to minimize the data we will be required to generate in order to obtain marketing approval and therefore reduce the development time. We intend to file Section 505(b)(2) NDAs for TNX-102 SL for FM, PTSD, and for other proposed indications, that might, if accepted by the FDA, save time and expense in the development and testing of TNX-102 SL.

TNX-102 SL for FM and PTSD are our most advanced development programs which are in the Phase 3 stages. For the FM program, we held an End-of-Phase 2 meeting with the FDA in February 2013 to discuss the development and NDA submissions of TNX-102 SL for the management of FM. In late 2014, following the results of the Phase 2 BESTFIT study, we corresponded with the FDA to discuss the results and the development of the first Phase 3 study (AFFIRM) and our registration program.  In September 2016, following the results of the AFFIRM study, we temporarily discontinued the FM program to focus on the development of the PTSD program. In March 2019, we resumed the clinical development of the FM program and held a Clinical Guidance Meeting with the FDA to discuss the study design of the currently ongoing Phase 3 study (RELIEF).

For the PTSD program, following the results of the Phase 2 AtEase Study, we held an End-of-Phase 2/Pre-Phase 3 meeting with the FDA in August 2016 to discuss the study results and the design of the first Phase 3 study (HONOR). We had our initial Cross-disciplinary Breakthrough Therapy meeting in March 2017 with the FDA to discuss ways to expedite the development and NDA submission of TNX-102 SL after the FDA granted the Breakthrough Therapy designation (BTD) status for TNX-102 SL for the treatment of PTSD in December 2016. Following the interim analysis (IA) of the Phase 3 HONOR Study, we met with the FDA in October 2018 to seek agreement on the design of the currently ongoing Phase 3 study (RECOVERY). In December 2018, the FDA issued an Intent-to-Rescind letter for BTD status for TNX-102 SL for the treatment of PTSD because the IA results of the HONOR study did not meet the criteria for the BTD. In March 2019, the FDA rescinded the BTD, but subsequently withdrew the BTD rescission in April 2019 and granted a meeting in August 2019 to discuss the continuation of BTD. The BTD for TNX-102 SL for PTSD remains in effect and the FDA’s intent-to-rescind BTD for TNX-102 SL for PTSD also remains in effect. FDA agreed to consider the additional data and information presented at the August 2019 meeting. The FDA’s decision whether to maintain BTD for TNX-102 SL for PTSD is pending. The FDA will inform us of the BTD decision but no timeframe was given.

Our interactions with the FDA have encouraged our efforts to continue to develop TNX-102 SL for FM and PTSD, however, based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms. While we intend to continue studying those participants currently enrolled until completion and then proceed with a full analysis of the unblinded data to determine the next steps in this program, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. The timeline for filing and review of our NDA for TNX-102 SL for FM and PTSD is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

We may not be able to realize a shortened development timeline for TNX-102 SL for FM or PTSD (or other proposed indications under TNX-102 SL), and the FDA may not approve our NDA based on their review of the submitted data. If cyclobenzaprine-containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for TNX-102 SL, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

Because we have limited financial and human resources, we are currently focusing on the development of TNX-1800 to protect against COVID-19, TNX-801 to protect against smallpox and monkeypox, and TNX-102 SL for the management of FM and the treatment of PTSD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

 RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS; COMPETITION

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we believe our existing capital resources will be insufficient to fund our operations beyond December 31, 2020. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.

We may face risks related to health epidemics or outbreaks of communicable diseases. For example, there is now a global pandemic of COVID-19, a highly transmissible pathogenic coronavirus. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. An outbreak of communicable diseases, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations. For example, an outbreak could significantly disrupt our business by limiting our ability to travel or ship materials within or outside of an affected country and forcing temporary closure of facilities or service providers that we rely upon. An outbreak could also impact our ability to conduct our ongoing multicenter clinical trials if trial participant attendance at requisite study visits is substantially reduced and if a significant percentage of study participants and study staff are adversely affected by coronavirus or other infections and the resulting disease course. Moreover, government or community shutdowns such as those caused by the COVID-19 pandemic, may impair our ability to analyze and submit the results from our clinical and preclinical trials, leading to further delays in the development and approval of our product candidates.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current drug product candidate, TNX-102 SL, can extend up to three and one-half years.

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

There are risks to our intellectual property based on our international business initiatives.

We may face risks to our technology and intellectual property as a result of our conducting strategic business discussions outside of the United States, and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. For example, we have shared intellectual properties with entities in China pursuant to confidentiality agreements in connection with discussions on potential strategic collaborations, which may expose us to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our technology may be reverse engineered by the parties or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. In addition, our clinical studies, including our ongoing Phase 3 RELIEF study, will require a sufficiently large number of fibromyalgia participants to evaluate the effectiveness and safety of TNX-102 SL in FM. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical studies may be delayed or we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the Phase 2 AtEase study, Phase 3 HONOR study and is directing the Phase 3 RECOVERY study and Phase 3 RELIEF study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there to continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

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

 We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical study, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $1,200,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

In 2016, the 21st Century Cures Act, or the Act, was signed into law to support ongoing biomedical innovation. One part of the Act, Section 3086, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for approved “material threat medical countermeasures.” The Act defines such countermeasures as drug or biologic products, including vaccines, intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, botulinum toxin, and pandemic influenza, which includes the SARS coronavirus 2 known as SARS-CoV-2. A priority review voucher can be applied to any other product; it shortens the FDA review timeline for a new application from 10 to 12 months to 6 months. The recipient of a priority review voucher may transfer it.

We intend to seek a priority review voucher if and when a TNX-801 Biologics License Application is approved as a material threat medical countermeasure. However, the structure of voucher programs limits the number of medical countermeasures eligible for a priority review voucher. Further, the medical countermeasure must qualify for priority review in order to be eligible and may not include any commercially approved indication. Moreover, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA approval by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is approved.

There may not be market interest in TNX-801.

The government is the only market for most medical countermeasures. This is because unlike other drugs and vaccines, these products are not sold to doctors, hospitals, or pharmacies. The BioShield Special Reserve Fund, or SRF, has been the sole medical countermeasures market for the last decade. The SRF is now appropriated annually and has not kept pace with the need for purchasing products ready for stockpiling. In fiscal year 2020, $735 M was appropriated to SRF. As such, even if TNX-801 were to receive FDA licensure, the commercial success of TNX-801 remains uncertain.

If technology developed for the purposes of developing new medicines or vaccines can be applied to the creation or development of biological weapons, then our technology may be considered “dual use” technology and be subject to limitations on public disclosure or export.

Our research and development of synthetic poxviruses is dedicated not only to creating tools that better protect public health but also to safeguarding any information with broad, dual-use potential that could be inappropriately applied. “Dual use research” is research conducted for legitimate purposes that generates knowledge, information, technologies, and/or products that can be reasonably anticipated to provide knowledge, information, products, or technologies that could be directly misapplied to pose a significant threat to public health, agricultural crops, or national security. Because variola, the agent that causes smallpox, is a pox virus, the technology we created could be considered dual use and could be subject to export control, for example under the Wassenaar Arrangement. Further, if federal authorities determine that our research is subject to institutional oversight, we will need to implement a risk-management plan developed in collaboration with the institutional review entity. Failure to comply with the plan may result in suspension, limitation, or termination of federal funding or loss of future federal funding opportunities for any of our research.

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

We face risks in connection with the testing, production and storage of our vaccine product candidates.

Developing our TNX-1800 and TNX-801 vaccine candidates each require testing of challenges with monkeypox or SARS-CoV-2 viruses under controlled experimental conditions. The testing of TNX-1800 and TNX-801 may carry risk of infection and harm to individuals.

In addition, our TNX-1800 and TNX-801 vaccine candidates are both live forms of the horsepox. We have initiated vaccine-manufacturing activities to support further nonclinical testing of TNX-801. The production and storage of the synthesized horsepox virus stock and, once initiated, TNX-1800 virus stock, may carry risk of infection and harm to individuals. Any such infection could expose us to product and general liability claims, and may carry risk of infection and harm to individuals.

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

We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.

On November 14, 2019, we received a written notice from the Nasdaq staff indicating that, based on our reported stockholders’ equity of $9,855,000 as of September 30, 2019, we no longer met the requirement to maintain a minimum of $10,000,000 in stockholders’ equity for continued listing, as set forth in Nasdaq Listing Rule 5450(b)(1)(A). In accordance with Nasdaq listing rules, we were provided a period of 45 calendar days, or until December 30, 2019, in which to regain compliance. In November 2019 we closed a public offering with total net proceeds of approximately $8.1 million; in February 2020 we closed a public offering with total net proceeds of approximately $6.7 million; and in March 2020 we closed a registered direct offering with total net proceeds of approximately $14.8 million. In addition, we generated approximately $7.4 million from the exercise of warrants during the first quarter of 2020. As a result, we believe that we currently satisfy the stockholders’ equity standard and submitted a formal plan of compliance on March 6, 2020. If our plan of compliance is not accepted, or if, at the time of our next periodic report, we do not evidence compliance with the stockholders’ equity requirement, we may be subject to delisting. If we are unable to maintain compliance with the stockholders’ equity standard or other listing requirements, including the minimum share price requirement, we could lose eligibility for continued listing on the Nasdaq Global Market or any comparable trading market.

If we cease to be eligible to trade on Nasdaq:

●	We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

●	Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically. If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

●	We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

The terms of our recent financing may impair our ability to raise necessary funds for our business and may affect the market price of our common stock.

In November 2019, we issued units in an underwritten public offering that included warrants to purchase approximately 4.6 million shares of our common stock. Pursuant to the terms of the warrant, if we issue or are treated as having issued common stock (other than exempt issuances) at a price which is less than the exercise price of the warrant, which is $1.94 per share, the exercise price of the warrant will be reduced to the lowest price at which we sell common stock. The November 2019 warrants also contain a provision that allows the holders to receive the Black-Scholes value of the warrant upon certain fundamental transactions. This may result in the holders receiving a higher per share amount on a fundamental transaction than other shareholders. Our March 2020 registered direct offering of common stock triggered this reset provision, and future financing may result in the potential that a large number of the shares issuable upon exercise of the remaining warrants may be sold in the public market at any given time, which could place downward pressure on the trading price of our common stock. Further, because of this reset provision, investors may be reluctant to invest in our securities and the market price may be affected by the anti-dilution provisions of the warrant and its perceived impact on our ability to obtain additional funding to financing our operations, which may be unavailable on acceptable terms, or at all.

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

Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws require that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought in the name or right of the Company or on its behalf,
●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders,
●	any action arising or asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A or any provision of our articles of incorporation or bylaws, or
●	any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws.

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended (Exchange Act), or any other claim for which the federal courts have exclusive jurisdiction, and that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (Securities Act). We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2019.

ITEM 2 – PROPERTIES

We maintain our principal office at 509 Madison Avenue, Suite 1608, New York, New York 10022. Our telephone number at that office is (212) 980-9155 and our fax number is (212) 923-5700. On December 6, 2018, we entered into a lease amendment, whereby we agreed to lease new office space, commencing January 15, 2019 and expiring on November 30, 2020. In connection therewith, we maintain a letter of credit, which has a remaining balance of $99,479 as of December 31, 2019, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our principal office space is approximately 2,658.

On July 27, 2015, we entered into a lease for approximately 132 square feet of office space in Montreal, Canada, whereby we agreed to lease premises, commencing August 1, 2015 and expiring on July 31 on an annual renewal basis. In connection therewith, we paid a security deposit of $800.

On August 24, 2015, we entered into a lease for approximately 2,762 square feet of office space in San Diego, California, whereby we agreed to lease premises, commencing September 1, 2015 and expiring on August 31, 2019. In connection therewith, we paid a security deposit of $11,272. In April 2019, we signed a one-year extension, expiring in August 2020.

On August 22, 2017, we entered into a lease for approximately 450 square feet of office space in Dublin, Ireland, whereby we agreed to lease premises, commencing November 20, 2017 and expiring on November 30, 2018. In connection therewith, we paid a security deposit of $7,067. In November 2018, we signed a one-year extension, expiring on November 30, 2019. In September 2019, we extended the lease through May 2020. In February 2020, we extended the lease through August 2021.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2020	$358
2021	6
Included interest	(6)
$358

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 23, 2020, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $0.85 per share. On March 23, 2020, there were 105 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing drugs and biologics to treat and prevent human disease and alleviate suffering. Our current portfolio includes biologics to prevent infectious diseases and small molecules and biologics to treat pain, psychiatric and addiction conditions. In 2020, we announced a program to develop a potential vaccine to protect against the novel coronavirus disease emerging in 2019, or COVID-19. Our most advanced drug development programs are focused on delivering safe and effective long-term treatments for fibromyalgia, or FM, and posttraumatic stress disorder, or PTSD. FM is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  PTSD is a psychiatric condition characterized by the re-experiencing of trauma through intrusive and vivid recollections, nightmares and flashbacks. Both FM and PTSD are associated with chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. In addition, our product pipeline includes other clinical stage and pre-clinical stage programs.

Current Operating Trends

 Our current research and development efforts are focused on developing TNX-1800 as a potential COVID-19, TNX-801 as a potential smallpox vaccine, TNX-102 SL for the treatment of FM, PTSD, AAD and AUD, but we also expend effort on our other pipeline programs, primarily related to TNX-1300, TNX-601, TNX-701, TNX-801, TNX-1500, TNX-1600 and TNX-1700. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Fiscal year Ended December 31, 2019 Compared to Fiscal year Ended December 31, 2018

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2019 were $18.2 million, an increase of $0.6 million, or 3%, from $17.6 million for the fiscal year ended December 31, 2018. This increase is predominately due a ramp up of work related to TNX-601 and the development of our pipeline.

 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2019 were $10.6 million, an increase of $1.8 million, or 20%, from $8.8 million incurred in the fiscal year ended December 31, 2018. The increase is primarily due to an increase professional fees of $0.7 million, mostly attributable to an increase in legal fees of $0.5 million, due to increased patent prosecution costs, and an increase in investor and public relations expenses of $0.2 million, due to increased investor meetings, and an increase in insurance expenses of $0.7 million due to higher premiums in 2019.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2019 was $28.6 million, compared to a net loss of $26.1 million for the year ended December 31, 2018.

License Agreements

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

We paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to non-clinical expenses in the statement of operations for the year ended December 31, 2019. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, which was recorded to clinical expenses in the statement of operations for the year ended December 31, 2019, while the remaining 50% license fee, which is expected to be paid during the second quarter of 2020, has been accrued for within accrued expenses and other current liabilities as of December 31, 2019.

We agreed to pay Columbia single-digit royalties on net sales of (i) Products sold by Tonix or a sublicensee and (ii) any other products that involve material or technical information related to the Product and transferred to us pursuant to the License Agreement (“Other Products”) sold by Tonix or a sublicensee. Royalties on each particular Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the License Agreement, (ii) a specified period of time after the first commercial sale of a Product in the country in question, or (iii) expiration of any market exclusivity period granted by a regulatory agency. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until the later of (i) a specified period of time after the first commercial sale of such particular Other Product in such country or (ii) expiration of any market exclusivity period granted by a regulatory agency. Royalties payable on net sales of the Product and Other Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

Pursuant to the terms of the WSU License Agreement, WSU has granted us an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the Assets. WSU has reserved for itself the right to practice the Technology for academic research and educational purposes. We are obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. Tonix is obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

Pursuant to the WSU License Agreement, we have agreed to pay $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

 As of December 31, 2019, we had working capital of $8.8 million, comprised primarily of cash and cash equivalents of $11.2 million and prepaid expenses and other of $2.7 million, offset by $3.1 million of accounts payable and $1.7 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and PTSD. For the years ended December 31, 2019 and 2018, we used approximately $26.7 million and $24.0 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in general and administrative activities. For the year ended December 31, 2019 and 2018, net proceeds from financing activities were $12.9 million and $23.5 million, respectively, predominately from the sale of our common stock and warrants.

 Cash used by investing activities for the years ended December 31, 2019 and 2018 was approximately $17,000 and $6,000, respectively, related to the purchase of furniture and fixtures.

We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of 2020, but we do not have enough resources to meet our operating requirements for the one-year period from the date of filing of this Form 10-K.

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

Subsequent to December 31, 2019

On February 7, 2020, we entered into an underwriting agreement (“the February 7th Financing”) with Alliance Global Partners (“AGP”) pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share convertible into 1,754.386 shares of common stock,, warrants to purchase 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of common stock. The warrants have an exercise price of $0.57, are exercisable and expire five years from the date of issuance.

The February 7th Financing closed on February 11, 2020, AGP purchased the units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. We incurred other offering expenses of approximately $0.3 million. We received net proceeds of approximately $6.7 million, after deducting the underwriting discount and other offering expenses.

As of February 28, 2020, all 5,313 previously issued shares of Series B Convertible Preferred Stock have been converted into common stock.

During February and March 2020, 10.8 million warrants from the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

With the February 7th financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. During February and March 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

On February 28, 2020, we entered into an underwriting agreement (“the February 28th Financing”) with AGP, relating to the issuance and sale of 14,550,000 shares of its common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

November 2019 Financing

On November 14, 2019, we entered into an underwriting agreement with AGP pursuant to which we sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock and a one-half of one common warrant to purchase one share common stock, and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 which converts into 515.464 shares of common stock,, warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of our common stock. The warrants have an exercise price of $1.94, are exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded. The warrants contain anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants within two years of the date of issuance, with certain exceptions.

The November 2019 Financing closed on November 19, 2019. AGP purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.6 million. We incurred other offering expenses of approximately $0.5 million. We received net proceeds from the November 2019 Financing of approximately $7.9 million, after deducting the underwriting discount and other offering expenses.

As of December 31, 2019, all 7,938 previously issued shares of Series A Convertible Preferred Stock have been converted into common stock.

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

We did not sell any shares of common stock under the 2019 Purchase Agreement during the year ended December 31, 2019. As a result of receiving stockholder approval on January 16, 2020, we may sell more than 19.9% of our common stock outstanding pursuant to the 2019 Purchase Agreement without violating Nasdaq Marketplace Rules, including Rule 5635(d), requiring shareholder approval for the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into or exercisable for common stock) at a price less than the greater of book or market value.

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

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which we sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are exercisable and expire five years from the date of issuance.

We also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $2.40 per share). We incurred other offering expenses of approximately $0.4 million. We received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses. Additionally, the Underwriters fully exercised the over-allotment option related to the warrants and purchased additional warrants to acquire 64,000 shares of common stock for net proceeds of approximately $6,000.

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

During the year ended December 31, 2019, the Company sold an aggregate of 2,106 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the year ended December 31, 2018, the Company sold an aggregate of approximately 16,000 shares of common stock using the ATM, resulting in net proceeds of $4.1 million, net of expenses of approximately $0.1 million of Cowen’s commission.

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

Pursuant to the terms of the 2018 Purchase Agreement, at the time we signed the 2018 Purchase Agreement and the 2018 Registration Rights Agreement, the we issued 3,500 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2018 Purchase Agreement. The commitment shares were valued at $245,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2018 Purchase Agreement.

During the year ended December 31, 2019, we sold an aggregate of approximately 22,800 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 26,200 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, we can not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

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

During the year ended December 31, 2018, we sold approximately 12,000 shares of common stock under the 2017 Purchase Agreement, resulting in net proceeds of $2.3 million, net of expenses of approximately $45,000. We did not sell any shares of common stock under the 2017 Purchase Agreement during the year ended December 31, 2019.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 15,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 15,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, we can not sell any additional shares under the 2017 Purchase Agreement without shareholder approval

Stock Compensation

Stock Options

We have issued awards under our 2012 Incentive Stock Option Plan, 2014 Stock Incentive Plan, 2016 Stock Incentive Plan, 2017 Stock Incentive Plan and 2018 Stock Incentive Plan (collectively, the “Prior Plans”). No future awards are issuable under these Prior Plans.

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

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”).

Under the terms of the 2019 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2019 Plan provides for the issuance of up to 140,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of December 31, 2019, 55,825 shares were available for future grants under the 2019 Plan.

On January 16, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). With the adoption of the 2020 Plan, no further grants may be made under the 2019 Plan. The 2020 Plan provides for the issuance of up to 600,000 shares of common stock.

We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. In addition, the Company also issues performance-based options to executive officers, which options vest when the target parameters are met, and premium options which have an exercise price greater than the grant date fair value, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted during the years ended December 31, 2019 and 2018, was $16.54 and $277.77 per share, respectively.

Stock-based compensation expense relating to options granted of $1.5 million and $1.6 million was recognized for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had approximately $1.8 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.67 years.

Employee Stock Purchase Plan

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

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of December 31, 2019, 11,041 shares were available for future grants under the 2019 ESPP.

 The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP and 2018 ESPP for the year ended December 31, 2019 and 2018 was $28,000 and $32,000, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 177 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In August 2019, 2,381 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 was returned to the employees. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which have been withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, are included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2018, were issued under the 2019 ESPP, and approximately $2,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

Restricted Stock Units

In May 2017, a total of 57 restricted stock units (“RSUs”) vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $2,290 at the date of grant. 49 shares of our common stock were issued upon the vesting of such RSUs during the year ended December 31, 2017. The remaining 8 shares of common stock were issued during the three months ended March 31, 2018.

During the year ended December 31, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $14.6 million at December 31, 2019 for future work to be performed.

Operating Leases

Future minimum lease payments under operating leases were as follows (in thousands):

Year Ending December 31,
2020	$358
2021	6
Included interest	(6)
$358

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

Accounting for sale of Class B Units in December 2018 and November 2019 including beneficial conversion feature. In connection with the December 2018 and November 2019 underwritten offerings, we issued warrants to purchase our common stock and convertible preferred stock. To account for the transaction, we had to calculate the relative fair value of each instrument issued in the financing. We also had to determine if a beneficial conversion feature existed. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. A conversion feature is in the money if its conversion price is less than the current fair value of the share. For purposes of measuring a beneficial conversion feature, the effective conversion price should be based on the proceeds allocated to the convertible instrument.

We determine the fair value of the warrant, using a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. Estimates and assumptions impacting the fair value measurement include the warrant’s callable feature for the December 2018 offering, the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date. We then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continuing losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

EISNERAMPER LLP

Iselin, New Jersey

March 24, 2020

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands, Except Par Value and Share Amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,249	$25,034
Prepaid expenses and other	2,699	1,022
Total current assets	13,948	26,056

Property and equipment, net	34	43
Right to use assets, net	356	—

Restricted cash	100	100
Intangible asset	120	120

Total assets	$14,558	$26,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,070	$1,404
Accrued expenses and other current liabilities	1,713	1,251
Lease liability, short term	352	—
Total current liabilities	5,135	2,655

Lease liability, long term	6	—

Total liabilities	5,141	2,655

Commitments (See Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 7,938 and 11,984 shares designated; as of December 31, 2019 and 2018, respectively 0 and 9,856 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized;
8,531,504 and 328,689 shares issued and outstanding as of December 31, 2019 and 2018, respectively, and 1,578 and 177 shares to be issued as of December 31, 2019 and December 31, 2018, respectively	9	—
Additional paid in capital	226,524	212,157
Accumulated deficit	(217,070)	(188,452)
Accumulated other comprehensive loss	(46)	(41)

Total stockholders’ equity	9,417	23,664

Total liabilities and stockholders’ equity	$14,558	$26,319

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2019	2018
COSTS AND EXPENSES:
Research and development	$18,192	$17,558
General and administrative	10,636	8,764
	28,828	26,322

Operating Loss	(28,828)	(26,322)

Interest income, net	210	233

Net loss	(28,618)	(26,089)

Preferred stock deemed dividend	2,474	3,266

Net loss available to common stockholders	$(31,092)	$(29,355)

Net loss per common share, basic and diluted	$(19.33)	$(259.85)

Weighted average common shares outstanding, basic and diluted	1,608,568	112,968

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2019	2018
Net loss	$(28,618)	$(26,089)

Other comprehensive loss:
Foreign currency translation loss	(5)	(29)

Comprehensive loss	$(28,623)	$(26,118)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance, December 31, 2017	—	$—	82,064	$—	$186,991	$(12)	$(162,363)	$24,616
Issuance of common stock related to restricted stock units	—	—	8	—	—	—	—	—
Issuance of commitment shares in October 2018 ($70.00 per share)	—	—	3,500	—	—	—	—	—
Issuance of common stock under 2017 Purchase Agreement, net of transactional expenses of $45	—	—	11,797	—	2,315	—	—	2,315
Issuance of common stock under At-the-market offering, net of transactional expenses of $212	—	—	59,349	—	6,857	—	—	6,857
Issuance of Series A Convertible preferred stock and common stock warrants in December 2018 ($1,000.00 per unit, net of transactional expenses of $1,159)	11,984	—	—	—	10,825	—	—	10,825
Issuance of common stock and common stock warrants in December 2018 ($35.00 per unit, net of transaction expenses of $353)	—	—	111,171	—	3,542	—	—	3,542
Beneficial conversion feature in connection with issuance of Series A Convertible preferred stock	—	—	—	—	3,266	—	—	3,266
Preferred stock deemed dividend	—	—	—	—	(3,266)	—	—	(3,266)
Issuance of common stock upon conversion of Series A Convertible preferred stock	(2,128)	—	60,800	—		—	—	—
Stock-based compensation	—	—	—	—	1,627	—	—	1,627
Foreign currency transaction loss	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(26,089)	(26,089)
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2019

(Dollars In Thousands Except Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	281,610	1	(1)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($35.00 per share)	—	—	2,000	—	70	—	—	70
Issuance of common stock under 2018 Purchase Agreement	—	—	22,754	—	387	—	—	387
Issuance of common stock under At-the-market offering, net of transactional expenses of $1	—	—	2,106	—	33	—	—	33
Issuance of common stock under 2019 Purchase Agreement, net of transactional expenses of $916	—	—	900,000	1	4,483	—	—	4,484
Issuance of commitment shares in August 2019	—	—	35,529	—	—	—	—	—
Issuance of Series A Convertible preferred stock and common stock warrants in November 2019 ($1,000.00 per share, net of transactional expenses of $957)	7,938	—	—	—	6,980	—	—	6,980
Beneficial conversion feature in connection with issuance of Series A Convertible preferred stock	—	—	—	—	2,474	—	—	2,474
Preferred stock deemed dividend	—	—	—	—	(2,474)	—	—	(2,474)
Issuance of common stock and common stock warrants in November 2019 ($1.94 per share, net of transaction expenses of $128)	—	—	547,420	1	933	—	—	934
Issuance of common stock upon conversion of Series A Convertible preferred stock	(7,938)	—	4,091,753	4	(4)	—	—	—
Issuance of common stock in exchange for exercise of cashless warrants	—	—	2,317,085	2	(2)	—	—	—
Employee stock purchase plan	—	—	2,558	—	31	—	—	31
Stock-based compensation	—	—	—	—	1,457	—	—	1,457
Foreign currency transaction gain	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(28,618)	(28,618)
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,618)	$(26,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	54
Stock-based compensation	1,457	1,627
Changes in operating assets and liabilities:
Prepaid expenses	(1,676)	(79)
Accounts payable	1,663	106
Operating lease liabilities and ROU asset, net	3	—
Accrued expenses and other current liabilities	462	410
Net cash used in operating activities	(26,683)	(23,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(17)	(6)
Net cash used in investing activities	(17)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	70	—
Proceeds, net of $957 and $1,159 expenses, from sale of preferred stock	6,980	10,825
Proceeds, net of $1,045 and $610 expenses, from sale of common stock	5,869	12,714
Net cash provided by financing activities	12,919	23,539

Effect of currency rate change on cash	(4)	(13)

Net decrease in cash, cash equivalents and restricted cash	(13,785)	(451)
Cash, cash equivalents and restricted cash beginning of the year	25,134	25,585

Cash, cash equivalents and restricted cash end of year	$11,349	$25,134

Supplemental disclosures of cash flow information:
Taxes paid	$—	$82
Non cash financing activities:
Beneficial conversion feature in connection with sale of Series A Convertible preferred stock and deemed dividend	$2,474	$3,266

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing drugs and biologics to treat and prevent human disease and alleviate suffering. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”).

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2019, the Company had working capital of approximately $8.8 million. At December 31, 2019, the Company had an accumulated deficit of approximately $217.0 million. The Company held cash and cash equivalents of approximately $11.2 million as of December 31, 2019.

Subsequent to the year ended December 31, 2019, the Company raised approximately $29.0 million through equity financings and warrant exercises (see Note 14). However, the Company does not have enough resources to meet its operating requirements for the one-year period from the date of filing of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2019 and December 31, 2018, cash equivalents, which consisted of money market funds, amounted to $5.4 million and $10.1 million, respectively. Restricted cash at both December 31, 2019 and December 31, 2018 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 11).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flow:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$11,249	$25,034
Restricted cash	100	100
Total	$11,349	$25,134

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $26,000 and $54,000, respectively. All property and equipment is located in the United States and Ireland.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Asset with Indefinite Lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of December 31, 2019, and 2018, the Company believed that no impairment existed.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019, the Company has not recorded any unrecognized tax benefits. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give retroactive effect to the 1-for-10 reverse stock splits, which were effected on November 1, 2019 and November 28, 2018 (see Note 5).

The computation of basic and diluted loss per share for the years ended December 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2019	2018
Series A Convertible Redeemable Preferred Stock	—	281,600
Warrants to purchase common stock	5,138,158	498,510
Options to purchase common stock	109,036	13,740
Totals	5,247,194	793,850

NOTE 3 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2019	2018
	(in thousands)
Property, plant and equipment, net:
Office furniture and equipment	$334	$317
Leasehold improvements	23	23
	357	340
Less: Accumulated depreciation and amortization	(323)	(297)
	$34	$43

Prepaid expenses and other:
Contract-related	$1,011	$525
Other	1,688	497
	$2,699	$1,022

Accrued expenses and other current liabilities:
Contract-related	$704	$475
Compensation and compensation-related	690	614
Professional fees and other	319	162
	$1,713	$1,251

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

As of December 31, 2019, and December 31, 2018, the Company used Level 1 quoted prices in active markets to value cash equivalents of $5.4 million and $10.1 million, respectively.

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

On October 31, 2019, the Company filed a Certificate of Change with the Nevada Secretary of State, which was effective November 1, 2019. Pursuant to the Certificate of Change, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 15,717,402 outstanding shares of the Company’s common stock were exchanged for 1,575,246 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 3,457 shares of the Company’s common stock due to rounding. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. On January 16, 2020, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 15,000,000 to 150,000,000.

The Series B Preferred Stock ranks on parity to our common stock with respect to dividends and liquidation rights and does not have any voting rights, subject to limited exceptions.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

Pursuant to the terms of the WSU License Agreement, WSU granted to Tonix an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the Assets. WSU has reserved for itself the right to practice the Technology for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. Tonix is obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

Pursuant to the WSU License Agreement, Tonix paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, the Company also agreed to pay WSU, milestone payments totaling approximately $3.4 million. Tonix also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by Tonix or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind.

As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

The Company has paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to non-clinical expenses in the statement of operations for the year ended December 31, 2019. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

The Company agreed to pay Columbia single-digit royalties on net sales of (i) TFF2 Products sold by Tonix or a sublicensee and (ii) any other products that involve material or technical information related to the TFF2 Product and transferred to Tonix pursuant to the Columbia License Agreement (“Other Products”) sold by Tonix or a sublicensee. Royalties on each particular TFF2 Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the Columbia License Agreement, and (ii) a specified period of time after the first commercial sale of a TFF2 Product in the country in question. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until a specified period of time after the first commercial sale of such particular Other Product in such country. Royalties payable on net sales of the TFF2 Product and Other Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the Columbia License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019 and the remaining 50% was accrued at December 31, 2019. The entire amount has been recorded to clinical expenses in the Statement of Operations for the year ended December 31, 2019.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company agreed to pay Columbia single-digit royalties on net sales of (i) Products sold by the Company or a sublicensee and (ii) any other products that involve material or technical information related to the Product and transferred to the Company pursuant to the License Agreement (“Other Products”) sold by the Company or a sublicensee. Royalties on each particular Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the License Agreement, (ii) a specified period of time after the first commercial sale of a Product in the country in question, or (iii) expiration of any market exclusivity period granted by a regulatory agency. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until the later of (i) a specified period of time after the first commercial sale of such particular Other Product in such country or (ii) expiration of any market exclusivity period granted by a regulatory agency. Royalties payable on net sales of the Product and Other Products may be reduced by 50% of the royalties payable by the Company to any third party for intellectual property rights which are necessary for the practice of the rights licensed to the Company under the License Agreement, provided that the royalty payable on a Product or Other Product may not be reduced by more than 50%.

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2019, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 8 – SALE OF COMMON STOCK

November 2019 Financing

On November 14, 2019, the Company entered into an underwriting agreement with Alliance Global Partners (“AGP”) pursuant to which the Company sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock and a one-half of one common warrant to purchase one share common stock, and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of it’s common stock. The warrants have an exercise price of $1.94, are exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

The November 2019 Financing closed on November 19, 2019. AGP purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.6 million. We incurred other offering expenses of approximately $0.5 million. The Company received net proceeds from the November 2019 Financing of approximately $7.9 million, after deducting the underwriting discount and other offering expenses.

After allocating proceeds to the warrants issued with the Series A convertible preferred stock, the effective conversion price of the Series A convertible preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share. The Company recognized a one-time non-cash deemed dividend of $2.5 million for the beneficial conversion feature resulting from the intrinsic value of the conversion options of the preferred stock.

As of December 31, 2019, all 7,938 previously issued shares of Series A Convertible Preferred Stock have been converted into common stock.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not sell any shares of common stock under the 2019 Purchase Agreement during the year ended December 31, 2019. As a result of receiving stockholder approval on January 16, 2020, the Company may sell more than 19.9% of its common stock outstanding pursuant to the 2019 Purchase Agreement without violating Nasdaq Marketplace Rules, including Rule 5635(d), requiring shareholder approval for the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into or exercisable for common stock) at a price less than the greater of book or market value.

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

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with Alliance Global Partners (“AGP”) and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which the Company sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are exercisable and expire five years from the date of issuance.

The Company also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $2.40 per share). We incurred other offering expenses of approximately $0.4 million. The Company received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After allocating proceeds to the warrants issued with the Series A convertible preferred stock, the effective conversion price of the Series A convertible preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share. The Company recognized a one-time non-cash deemed dividend of $3.3 million for the beneficial conversion feature resulting from the intrinsic value of the conversion options of the preferred stock.

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

During the year ended December 31, 2019, the Company sold an aggregate of approximately 22,800 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 26,200 shares to Lincoln Park, by June 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, the Company can not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company sold an aggregate of 2,106 shares of common stock under the ATM for net proceeds of approximately $33,000.

During the year ended December 31, 2018, the Company sold an aggregate of approximately 59,300 shares of common stock using the ATM, resulting in net proceeds of $6.9 million, net of expenses of approximately $0.2 million of Cowen’s commission.

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

During the year ended December 31, 2018, the Company sold approximately 12,000 shares of common stock under the 2017 Purchase Agreement, resulting in net proceeds of $2.3 million, net of expenses of approximately $45,000. The Company did not sell any shares of common stock under the 2017 Purchase Agreement during the year ended December 31, 2019.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (approximately 15,000 shares) to Lincoln Park under the 2017 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2017 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 15,000 shares to Lincoln Park, by December 31, 2018, under the 2017 Purchase Agreement at less than the threshold amount, the Company can not sell any additional shares under the 2017 Purchase Agreement without shareholder approval

NOTE 9 – STOCK-BASED COMPENSATION

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 2019 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2019 Plan provides for the issuance of up to 140,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2019 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2019 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2019 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2019 Plan may not more than ten years. As of December 31, 2019, 55,825 shares were available for future grants under the 2019 Plan.

General

 A summary of the stock option activity and related information for the Plans for the years ended December 31, 2019, and 2018 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,034	$3,998.89	8.35	$—
Grants	10,206	$375.15		—
Exercised	—
Forfeitures or expirations	(500)	388.44
Outstanding at December 31, 2018	13,740	$1,430.90	8.14	$—
Grants	95,517	$21.74		$—
Exercised	—
Forfeitures or expirations	(221)	$359.86

Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Vested and expected to vest at December 31, 2019	109,036	$199.57	8.60	$—
Exercisable at December 31, 2019	17,396	$1,019.67	5.04	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the year ended December 31, 2019 and 2018, was $16.54 and $277.77 per share, respectively.

The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. In addition, the Company also issues performance-based options to executive officers, which options vest when the target parameters are met, and premium options which have an exercise price greater than the grant date fair value, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The assumptions used in the valuation of stock options granted during the year ended December 31, 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.30% to 2.54%	2.54% to 2.81%
Expected term of option	5.10 to 10.00 years	4.50 to 7.00 years
Expected stock price volatility	107.12% to 109.72%	99.65% to 109.22%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin,  and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.5 million and $1.6 million was recognized for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had approximately $1.8 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.67 years.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of December 31, 2019, 11,041 shares were available for future grants under the 2019 ESPP.

 The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost written off over the six-month offering period. The compensation expense related to the 2019 ESPP and 2018 ESPP for the year ended December 31, 2019 and 2018 was $28,000 and $32,000, respectively. As of December 31, 2018, approximately $38,000 of employee payroll deductions, which have been withheld since July 1, 2018, the commencement of the offering period ending December 31, 2018, are included in accrued expenses in the accompanying balance sheet. In January 2019, 177 shares that were purchased as of December 31, 2018, were issued under the 2018 ESPP, and approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $35,000 was returned to the employees. In August 2019, 2,381 shares that were purchased as of June 30, 2019, were issued under the 2019 ESPP, and approximately $29,000 of employee payroll deductions accumulated at June 30, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $16,000 was returned to the employees. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which have been withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, are included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, were issued under the 2019 ESPP, and approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

In May 2017, a total of 57 restricted stock units (“RSUs”) vested that were granted to our non-employee directors for board services in 2016, in lieu of cash, with a one-year vesting from the grant date and a fair value of $2,290 at the date of grant. 49 shares of our common stock were issued upon the vesting of such RSUs during the year ended December 31, 2017. The remaining 8 shares of common stock were issued during the year ended December 31, 2018.

During the year ended December 31, 2019 and 2018, no stock-based compensation expense related to RSU grants was expensed.

 NOTE 10 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were vested and exercisable, at December 31, 2019.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.94	2,500	November 2020
$1.94	4,639,172	November 2024
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	5,138,158

During the year ended December 31, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the year ended December 31, 2019, 24 warrants with a per share exercise price of $25,000 expired. During the year ended December 31, 2018, 11 warrants with an exercise price of $12,000 and 919 warrants with an exercise price of $4,250 expired.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2019, the Company has right-of-use assets of $0.4 million and a total lease liability for operating leases of $0.4 million of which $6,000 is included in operating lease liabilities, noncurrent and $0.4 million is included in operating lease liabilities, current.

At December 31, 2019, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2020	$358
2021	6
Included interest	(6)
$358

In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $0.5 million for year ended December 31, 2019.

Other information related to leases was as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases (in thousands)	$455

Weighted Average Remaining Lease Term Operating leases	0.85 years

Weighted Average Discount Rate Operating leases	3.37%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS

Research and Development Contracts

The Company has contracts with various contract research organizations with outstanding commitments aggregating approximately $14.6 million at December 31, 2019 for future work to be performed.

Defined Contribution Plan

Effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the years ended December 31, 2019 and 2018, the Company charged operations $0.1 million and $0.2 million, respectively, for contributions under the 401(k) Plan.

NOTE 13 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2019	2018
Foreign	$(22,630)	$(21,502)
Domestic	(5,988)	(4,587)
Total	$(28,618)	$(26,089)

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2019, the foreign losses are comprised of $22.2 million related to the Bermudan operations of Tonix International Holding. In 2018, the foreign losses were primarily comprised of $20.9 million related to the Bermudan operations of Tonix International Holding.

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

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2019	2018
Statutory federal income tax	(21.0)%	(21.0)%
State income tax, net of federal tax effect	0.0%	0.0%
Permanent difference	0.0%	0.1%
Change in valuation allowance	1.0%	1.7%
Foreign loss not subject to income tax	16.4%	17.0%
Return to provision true-ups	0.0%	(0.1)%
Attribute reduction from control Change	4.1%	3.9%
Other	(0.5)%	(1.6)%
Income Tax Provision	0.0%	0.0%

Deferred tax assets and related valuation allowance as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$770	$763
Stock-based compensation	2,951	2,659
Other	507	226
Total deferred assets	4,228	3,648

Valuation allowance	(3,874)	(3,648)

Deferred tax liabilities	(354)	—

Net deferred tax assets	$—	$—

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2019 have been reduced to $0.0 million to reflect IRC section 383 ownership changes through December 31, 2019 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2019, the Company has $5.0 million of Ireland NOL carryforwards that do not expire. As of December 31, 2019, the Company’s federal, New York State, and New York City NOL carryforwards are subject to annual limitations in their use in accordance with IRC section 382. The NOL carryforwards at December 31, 2019 have been reduced to reflect IRC section 382 ownership changes through December 31, 2019 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase/(decrease) in the valuation allowance for the years ended December 31, 2019 and 2018 were $0.2 million, and $(0.3) million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2019 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2016 and after.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On January 16, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”).

On February 25, 2020, the Company granted options to purchase an aggregate of 343,500 shares of the Company’s common stock to employees with an exercise price of $0.40, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 207,000 shares of the Company’s common stock to employees with an exercise price of $0.50, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

On February 7, 2020, the Company entered into an underwriting agreement (“the February 7th Financing”) with AGP pursuant to which the Company sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of it’s common stock. The warrants have an exercise price of $0.57, are exercisable and expire five years from the date of issuance.

The February 7th Financing closed on February 11, 2020, AGP purchased the Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. We incurred other offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $6.7 million, after deducting the underwriting discount and other offering expenses.

As of February 28, 2020, all 5,313 previously issued shares of Series B Convertible Preferred Stock have been converted into common stock.

During February and March 2020, 10.8 million warrants from the February 7th Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

With the February 7th Financing, warrants that issued as part of the November 2019 financing were repriced at $0.57 per share. During February and March 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57 per share, were exercised for proceeds of approximately $1.3 million.

On February 28, 2020, the Company entered into an underwriting agreement (“the February 28th Financing”) with AGP, relating to the issuance and sale of 14,550,000 shares of its common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. We incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

On March 18, 2020, the Company entered into a $1.3 million research collaboration with the Southern Research Institute to conduct animal research on TNX-1800 in mouse and non-human primate animal models of COVID-19.

F-30

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2019, our internal control over financial reporting was effective.

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

ITEM 9B – OTHER INFORMATION

On November 14, 2019, the Company received a written notice from the Nasdaq staff indicating that, based on its reported stockholders’ equity of $9,855,000 as of September 30, 2019, it no longer met the requirement to maintain a minimum of $10,000,000 in stockholders’ equity for continued listing, as set forth in Nasdaq Listing Rule 5450(b)(1)(A). In accordance with Nasdaq listing rules, the Company was provided a period of 45 calendar days, or until December 30, 2019, in which to regain compliance. In November 2019 the Company closed a public offering with total net proceeds of approximately $8.1 million; in February 2020 it closed a public offering with total net proceeds of approximately $6.7 million; and in March 2020 it closed a registered direct offering with total net proceeds of approximately $14.8 million. In addition, the Company generated approximately $7.4 million from the exercise of warrants during the first quarter of 2020. As a result, the Company believes that it currently satisfy the stockholders’ equity standard and submitted a formal plan of compliance on March 6, 2020. If the plan of compliance is not accepted, or if, at the time of its next periodic report, the Company does not evidence compliance with the stockholders’ equity requirement, the Company may be subject to delisting. If we are unable to maintain compliance with the stockholders’ equity standard or other listing requirements, including the minimum share price requirement, the Company could lose eligibility for continued listing on the Nasdaq Global Market or any comparable trading market..

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	62	President, CEO and Chairman of the Board of Directors
Margaret Smith Bell	60	Director
Daniel Goodman	58	Director
David Grange	72	Director
Adeoye Olukotun	75	Director
John Rhodes	63	Director
James Treco	64	Lead Director
Jessica Morris	42	Chief Operating Officer
Bradley Saenger	46	Chief Financial Officer and Treasurer
Gregory Sullivan	54	Chief Medical Officer and Secretary

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of us (“Tonix Sub”) in 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; TNX-102 SL’s pharmacokinetic profile and related therapeutic properties, and the use of TNX-102 SL for posttraumatic stress disorder (PTSD). Dr. Lederman served as an Associate Professor at Columbia University, between 1996 and 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand, or CD154 and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. TNX-1500 is a monoclonal antibody directed against CD154 invented by Dr. Lederman. Dr. Lederman has been a Manager of L&L Technologies LLC, or L&L, since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since 2007 and the Managing Member of Lederman & Co, LLC, or Lederman & Co, since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and Managing Member of Plumbline LLC since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between 2007 and 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Dr. Lederman was the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc., between 2013 and 2018, when the entity was dissolved. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

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

Daniel Goodman, MD became a Director in May 2019. Dr. Goodman founded Riverside Pharmaceuticals, a drug discover company, in 2012 and has been its Chief Executive Officer since inception. Dr. Goodman co-founded PsychoGenics Inc., a preclinical neuropharmacology company, in 1998, was its Chief Executive Officer from 1998 to 2000, and has served on its Board of Directors since 2000. Dr. Goodman graduated from Harvard Medical School and has an M.B.A. from Columbia Business School. Dr. Goodman’s experience in drug discovery and development and psychiatric conditions were critical in his selection as a member of our Board.

Brigadier General David Grange (U.S. Army retired) became a director in February 2018. BG Grange has been President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, since 2011. BG Grange was Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, from April 2017 to October 2019. Prior to founding OGS, BG Grange was a member of the Board of Pharmaceutical Product Development, Inc. (PPDI), a contract research organization, from 2003 to 2009, and Chief Executive Officer from 2009 to 2011. Prior to PPDI he served in the McCormick Tribune Foundation for 10 years most recently as Chief Executive Officer and President, where he also oversaw the support of Veteran Programs.BG Grange served 30 years in the U.S. Army as a Ranger, Green Beret, Aviator, Infantryman and a member of special operating units. At the Pentagon, he was Director of Army Current Operations, Readiness, and Mobilization.BG Grange commanded the Ranger Regiment and the First Infantry Division (the Big Red One).BG Grange holds a master’s degree in Public Service from Western Kentucky University.BG Grange’s extensive experience in the pharmaceutical industry and service with the U.S. military was instrumental in his selection as a member of our Board.

Adeoye Olukotun, MD became a Director in September 2018. Dr. Olukotun has been the Chief Executive Officer of CR Strategies, LLC, a medical products consulting company, since 2000, and was the Chief Executive Officer of EpiGen Pharmaceuticals, Inc., a pharmaceutical company, from 2014 to January of 2018. Dr. Olukotun served as Vice Chairman of CardoVax, Inc., a pharmaceutical company, from 2012 to 2016, and as its Chief Executive Officer from 2006 to 2012. He is also co-founder of VIA Pharmaceuticals, Inc., a pharmaceutical company, and served as the company’s Chief Medical Officer from 2004 to 2008. Dr. Olukotun’s extensive medical background and experience in the pharmaceutical industry was instrumental in his selection as a member of our Board.

John Rhodes became a Director in October 2011 and served as Lead Director from February 2014 until March 2020. Mr. Rhodes has served as Chair of the New York State Public Service Commission and Chief Executive Officer of the Department of Public Services since June 2017. Mr. Rhodes served as President and CEO of the New York State Energy Research and Development Authority between September 2013 and June 2017. Between October 2010 and October 2011, Mr. Rhodes served as a director of Tonix Sub. Between 2005 and 2013, Mr. Rhodes was a director of Dewey Electronics Company, a manufacturer of electronic and electromechanical systems for the military and commercial markets. Between January 2013 and September 2013, he served as director of the Center for Market Innovation at Natural Resources Defense Council. Between April 2007 and June 2010, Mr. Rhodes was a Senior Advisor to Good Energies, Inc., a renewable energy company. Mr. Rhodes is a former Vice President of Booz Allen Hamilton, Inc. Mr. Rhodes is a graduate of Princeton University and the Yale School of Management. Mr. Rhodes’ extensive business and consulting experience, along with his membership on the board of directors of a public company was instrumental in his selection as a member of our Board.

James Treco became a director in February 2019 and has been our Lead Director since March 2020. Mr. Treco has been a Managing Partner at First Chicago Advisors, Inc., a boutique financial advisory firm where he advises executives and boards of directors of a wide range of companies, from global, large-cap companies to emerging companies, from 2009 to 2012 and from 2014 to the present. From 2012 to 2013 Mr. Treco was an investment banker with Gleacher & Company, a company that previously operated an investment banking business, providing corporate and institutional clients with strategic and financial advisory services. Mr. Treco held various positions of increasing responsibility at Salomon Brothers/Citigroup from 1984 to 2008, where he used his extensive experience in the global capital markets to advise a wide range of clients. Mr. Treco holds a B.A. from Yale University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Treco’s extensive healthcare and investment banking experience were instrumental in his selection as a member of the Board.

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

Bradley Saenger, CPA became our Chief Financial Officer in February 2016. Mr. Saenger has worked for us since May 2014, as the Director of Accounting (May 2014 – December 2015) and VP of Accounting (January 2016 – February 2016). Between June 2013 and March 2014, Mr. Saenger worked for Shire Pharmaceuticals as a consultant in the financial analyst research and development group. Since November 2015, Mr. Saenger has been a director of Tonix Pharma Holdings Limited. Between February 2013 and May 2013, Mr. Saenger worked for Stewart Health Care System as a financial consultant. Between October 2011 and December 2012, Mr. Saenger was an Associate Director of Accounting at Vertex Pharmaceuticals, Inc. Between January 2005 and September 2011, Mr. Saenger worked for Alere Inc., as a Manager of Corporate Accounting and Consolidations (2007 – 2011) and Manager of Financial Reporting (2005 – 2006). Mr. Saenger also worked for PricewaterhouseCoopers LLP, Shifren Hirsowitz, public accountants and auditors in Johannesburg, South Africa, Investec Bank in Johannesburg, South Africa and Norman Sifris and Company, public accountants and auditors in Johannesburg, South Africa. Mr. Saenger received his Bachelor’s and Honors’ degrees in Accounting Science from the University of South Africa. Mr. Saenger is a Chartered Accountant in South Africa and a Certified Public Accountant in the Commonwealth of Massachusetts.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Margaret Smith Bell, Daniel Goodman, David Grange, Adeoye Olukotun, John Rhodes and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market. Prior to his resignation in February 2019, the Board found that Mr. Mather was also an independent director. Prior to their respective resignations, the Board had determined that Patrick Grace and Donald Landry were also independent directors.

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2019, the Board held eight meetings, the Audit Committee held nine meetings, the Compensation Committee held seven meetings and the Nominating and Corporate Governance Committee held seven meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Margaret Smith Bell		**
Daniel Goodman	*		*
David Grange		*	*
Adeoye Olukotun		*
John Rhodes	*
James Treco	**		**

*    Member of Committee

**  Chairman of Committee

Audit Committee

Our Audit Committee consists of Daniel Goodman, John Rhodes and James Treco, with Mr. Treco elected as Chairman of the Committee. Our Board has determined that each of Messrs. Rhodes, Treco and Dr. Goodman are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2019.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Daniel Goodman, David Grange and James Treco, with Mr. Treco elected as Chairman of the Committee. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2019 compensation strategy included the following:

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

In 2019, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

At our annual meeting in May 2019, we conducted our tri-annual advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote. At that time, approximately 53% of the votes affirmatively cast on the advisory say-on-pay proposal were voted in favor of the compensation of our named executive officers. The Compensation Committee understood this level of approval to indicate strong stockholder support for our executive compensation policies and programs generally, and as a result, our Compensation Committee made no fundamental changes to our executive compensation programs. We will hold our next say-on-pay vote at the 2022 annual meeting. Our Compensation Committee and our Board will consider shareholder feedback through the say-on-pay vote and remains committed to engaging with shareholders and are open to feedback from shareholders.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2019 and 2018.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2019	585,000	198,095	—	505,178	—	—	—	1,288,273
Chief Executive Officer	2018	472,500	160,000	—	844,945	—	—	—	1,477,445

Gregory Sullivan	2019	400,000	84,000	—	168,393	—	—	—	652,393
Chief Medical Officer	2018	335,000	70,000	—	316,855	—	—	—	721,855

Bradley Saenger	2019	385,000	80,850	—	112,262	—	—	—	578,112
Chief Financial Officer	2018	335,000	70,000	—	211,235	—	—	—	616,235

(1)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2019

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2019.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/26/2019	2,327	18.90		36,680
	2/26/2019	2,327	23.60	(2)	35,817
	5/6/2019	12,976	20.50		219,113
	5/6/2019	12,976	25.60	(2)	213,568

Bradley Saenger	2/26/2019	517	18.90		8,151
	2/26/2019	517	23.60	(2)	7,959
	5/6/2019	2,884	20.50		48,692
	5/6/2019	2,884	25.60	(2)	47,460

Gregory Sullivan	2/26/2019	776	18.90		12,227
	2/26/2019	776	23.60	(2)	11,939
	5/6/2019	4,326	20.50		73,038
	5/6/2019	4,326	25.60	(2)	71,189

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 125% premium of the closing price of the Company’s common stock on the grant date.

Outstanding Equity Awards at December 31, 2019

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	35	—		$30,000.00	5/9/2022
	68	—		$10,200.00	2/12/2023
	71	—		$15,880.00	2/11/2024
	100	—		$9,870.00	6/17/2024
	100	—		$6,680.00	10/29/2024
	189	—		$5,950.00	2/25/2025
	8	—		$5,950.00	2/25/2025
	110	—		$5,030.00	2/9/2026
	—	110	(1)	$5,030.00	2/9/2026
	148	12	(2)	$550.00	3/1/2027
	963	604	(3)	$340.00	2/13/2028
	963	604	(3)	$425.00	2/13/2028
	—	2,327	(4)	$18.90	2/26/2029
	—	2,327	(4)	$23.60	2/26/2029
	—	12,976	(5)	$20.50	5/6/2029
	—	12,976	(5)	$25.60	5/6/2029

Bradley Saenger	11	—		$9,870.00	6/17/2024
	11	—		$6,680.00	10/29/2024
	13	—		$5,950.00	2/25/2025
	15	—		$5,030.00	2/9/2026
	—	60	(1)	$2,420.00	5/27/2026
	20	—		$2,420.00	5/27/2026
	45	3	(2)	$550.00	3/1/2027
	241	151	(3)	$340.00	2/13/2028
	241	151	(3)	$425.00	2/13/2028
	—	517	(4)	$18.90	2/26/2029
	—	517	(4)	$23.60	2/26/2029
	—	2,884	(5)	$20.50	5/6/2029
	—	2,884	(5)	$25.60	5/6/2029

Gregory Sullivan	27	—		$9,870.00	6/17/2024
	27	—		$6,680.00	10/29/2024
	27	—		$5,950.00	2/25/2025
	30	—		$5,030.00	2/9/2026
	—	30	(1)	$5,030.00	2/9/2026
	69	6	(2)	$550.00	3/1/2027
	366	222	(3)	$340.00	2/13/2028
	366	222	(3)	$425.00	2/13/2028
	—	776	(4)	$18.90	2/26/2029
	—	776	(4)	$23.60	2/26/2029
	—	4,326	(5)	$20.50	5/6/2029
	—	4,326	(5)	$25.60	5/6/2029

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $6,000.00, $7,000.00 and $8,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on March 1, 2018, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vested as to 1/3 of the shares on February 13, 2019, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on February 26, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on May 6, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2019.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	109,036	$199.57	66,866
Equity compensation plans not approved by security holders	—	—	—
Total	109,036	$199.57	66,866

(1)	Consists of the 2012 Plan, the 2014 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan, the 2019 Plan and the 2019 employee stock purchase plan (“ESPP”).
(2)	Consists of shares available for future issuance under the 2019 Plan and our ESPP. As of December 31, 2019, 55,825 shares of common stock were available for issuance under the 2019 Plan and 11,041 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2020, the base salary is $614,250.  The Lederman Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan (“Sullivan”) to serve as our Chief Medical Officer.  The base salary for Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2020, the base salary is $420,000.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2019 for services to our Company.

Name	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Margaret Smith Bell	$—	$49,435	$49,435
Patrick Grace*	$—	$8,023	$8,023
Daniel Goodman	$—	$49,435	$49,435
David Grange	$—	$49,435	$49,435
Donald Landry**	$—	$31,373	$31,373
Charles Mather IV***	—	$—	$—
Adeoye Olukotun	$—	$49,435	$49,435
John Rhodes (2)	$—	$74,152	$74,152
James Treco	$—	$64,276	$64,276
Total:	$—	$375,564	$375,564

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Rhodes received additional stock options for serving as lead director.

* Mr. Grace resigned from the Board on August 1, 2019.

** Dr. Landry resigned from the Board on May 16, 2019.

*** Mr. Mather resigned from the Board February 16, 2019.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2020:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Seth Lederman	Common Stock	37,964	(3)	*
Jessica Morris	Common Stock	3,101	(4)	*
Bradley Saenger	Common Stock	4,434	(5)	*
Gregory Sullivan	Common Stock	5,980	(6)	*
Margaret Smith Bell	Common Stock	3,400	(7)	*
Daniel Goodman	Common Stock	3,006	(8)	*
David Grange	Common Stock	3,270	(9)	*
Adeoye Olukotun	Common Stock	3,150	(10)	*
John Rhodes	Common Stock	5,400	(11)	*
James Treco	Common Stock	4,000	(12)	*
Officers and Directors as a Group (11 persons)	Common Stock	73,705	(13)	*

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 23, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 49,353,134 shares of common stock issued and outstanding as of March 23, 2020.

(3) Includes 13,668 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 5 shares of common stock underlying warrants, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Laboratories, Inc. (Leder Labs), 30 shares of common stock owned by Starling, 23,267 shares owned through a 401(k) account, 459 shares owned through an IRA account and 31 shares owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(4) Includes 3,081 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, and 3 shares of common stock underlying warrants.

(5) Includes 3,037 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 4,575 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 3,400 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(8) Includes 3,005 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 3,270 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 3,150 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 5,152 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, and 13 shares of common stock underlying warrants

(12) Includes 4,000 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(13) Includes 46,338 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Labs, 30 shares of common stock owned by Starling, 23,267 shares owned through a 401(k) account of Dr. Lederman, 459 shares owned through an IRA account of Dr. Lederman, 31 shares owned by Dr. Lederman’s spouse, and 21 shares of common stock underlying warrants owned directly by the executive officers and directors.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	109,036	$199.57	66,866
Equity compensation plans not approved by security holders	—	—	—
Total	109,036	$199.57	66,866

(1)	Consists of the 2012 Plan, the 2014 Plan, the 2016 Plan, the 2017 Plan, the 2018 Plan, the 2019 Plan and the 2019 employee stock purchase plan (“ESPP”).

(2)	Consists of shares available for future issuance under the 2019 Plan and our ESPP. As of December 31, 2019, 55,825 shares of common stock were available for issuance under the 2019 Plan and 11,041 shares of common stock were available for issuance under the ESPP.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $421,720 and $424,380, respectively.

Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2019 and 2018.

Tax and Other Fees

We incurred fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2019 and 2018, of $0 and $7,500, respectively, related to a net operating loss study.

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

EXHIBIT INDEX

Exhibit No.	Description

1.01	Form of Underwriting Agreement, filed herewith.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.08	Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 15, 2019 and incorporated herein by reference.

3.09	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on January 17, 2020 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed herewith.

10.01	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.

10.02	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.*

10.03	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.
10.04	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.05	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.*

10.06	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.

10.07	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.

10.08	Tonix Pharmaceuticals Holding Corp. 2018 Equity Incentive Plan, incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on April 19, 2018.

10.09	Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.10	Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.

10.11	Tonix Pharmaceuticals Holding Corp. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.

10.12	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2019 and incorporated herein by reference.

10.13	Purchase Agreement, dated August 20, 2019, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 23, 2019 and incorporated herein by reference.

10.14	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.15	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.16	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.17	Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on December 13, 2019.

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed herewith.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016 and incorporated herein by reference.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 24, 2020	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2020	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2020
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2020
Bradley Saenger

/s/ MARGARET SMITH BELL	Director	March 24, 2020
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 24, 2020
David Grange

/s/ DANIEL GOODMAN	Director	March 24, 2020
Daniel Goodman

/s/ ADEOYE OLUKOTUN	Director	March 24, 2020
Adeoye Olukotun

/s/ JOHN RHODES	Director	March 24, 2020
John Rhodes

/s/ JAMES TRECO	Director	March 24, 2020
James Treco

