Form 10-Q
period 2020-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2020-05-12
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
509 Madison Avenue, Suite 1608 New York, New York (Address of principal executive offices)	10022 (zip code)

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

As of May 11, 2020, there were 52,302,475 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,665	$11,249
Prepaid expenses and other	2,731	2,699
Total current assets	33,396	13,948

Property and equipment, net	28	34

Right of use assets, net	281	356
Security deposit	7	—
Restricted cash	100	100
Intangible asset	120	120

Total assets	$33,932	$14,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408	$3,070
Accrued expenses and other current liabilities	996	1,713
Lease liability, current	256	352
Total current liabilities	2,660	5,135

Lease liability, net of current	25	6

Total liabilities	2,685	5,141

Commitments (See Note 11)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred stock, $0.001 par value; 5,313 shares designated; 0 issued and outstanding as of March 31, 2020, Series A Convertible Preferred stock, $0.001 par value; 7,938 shares designated; 0 issued and outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 49,353,134 and 8,531,504 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, and 1,578 shares to be issued as of December 31, 2019	49	9
Additional paid in capital	255,601	226,524
Accumulated deficit	(224,343)	(217,070)
Accumulated other comprehensive loss	(60)	(46)

Total stockholders’ equity	31,247	9,417

Total liabilities and stockholders’ equity	$33,932	$14,558

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
COSTS AND EXPENSES:
Research and development	$4,676	$3,896
General and administrative	2,621	2,401
	7,297	6,297

Operating Loss	(7,297)	(6,297)

Interest income, net	24	64

Net loss	(7,273)	(6,233)

Warrant deemed dividend	451	—
Preferred stock deemed dividend	1,260	—

Net loss available to common stockholders	$(8,984)	$(6,233)

Net loss per common share, basic and diluted	$(0.37)	$(12.76)

Weighted average common shares outstanding, basic and diluted	24,028,970	488,315

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,273)	$(6,233)

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(14)	2

Total other comprehensive (loss) gain	(14)	2

Comprehensive loss	$(7,287)	$(6,231)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417
Issuance of common stock in exchange for exercise of warrants in February and March 2020 ($0.57 per share)	—	—	13,111,999	13	7,461	—	—	7,474
Deemed dividend in connection with repricing of November 2019 warrants	—	—	—	—	451	—	—	451
Warrant deemed dividend	—	—	—	—	(451)	—	—	(451)
Issuance of Series B Convertible preferred stock and common stock warrants in February 2020 ($1,000.00 per share, net of transactional expenses of $711)	5,313	—	—	—	4,602	—	—	4,602
Beneficial conversion feature in connection with issuance of Series B Convertible preferred stock	—	—	—	—	1,260	—	—	1,260
Preferred stock deemed dividend	—	—	—	—	(1,260)	—	—	(1,260)
Issuance of common stock and common stock warrants in February 2020 ($0.57 per share, net of transactional expenses of $292)	—	—	3,837,000	4	1,891	—	—	1,895
Issuance of common stock upon conversion of Series B Convertible preferred stock	(5,313)	—	9,321,053	9	(9)	—	—	—
Issuance of common stock in March 2020 ($1.10 per share, net of transactional expenses of $1,221)	—	—	14,550,000	14	14,770	—	—	14,784
Employee stock purchase plan	—	—	1,578	—	2	—	—	2
Stock-based compensation	—	—	—	—	360	—	—	360
Foreign currency transaction gain	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,273)	(7,273)
Balance, March 31, 2020	—	$—	49,353,134	$49	$255,601	$(60)	$(224,343)	$31,247

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	281,610	1	(1)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($35.00 per share)	—	—	2,000	—	70	—	—	70
Employee stock purchase plan	—	—	177	—	3	—	—	3
Stock-based compensation	—	—	—	—	305	—	—	305
Foreign currency transaction gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,233)	(6,233)
Balance, March 31, 2019	—	$—	612,476	$1	$212,534	$(39)	$(194,685)	$17,811

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,273)	$(6,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	9
Stock-based compensation	360	305
Changes in operating assets and liabilities:
Prepaid expenses and other	(39)	(1,700)
Accounts payable	(1,662)	(270)
Lease liabilities and ROU asset, net	(2)	—
Accrued expenses and other current liabilities	(716)	(753)
Net cash used in operating activities	(9,326)	(8,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	—	(7)
Net cash used by investing activities	—	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	7,474	70
Proceeds, net of expenses of $711 and $0, from the sale of preferred stock	4,602	—
Proceeds, net of expenses of $1,513 and $0, from sale of common stock and warrants	16,681	3
Net cash provided by financing activities	28,757	73

Effect of currency rate change on cash	(15)	(10)

Net decrease in cash, cash equivalents and restricted cash	19,416	(8,586)
Cash, cash equivalents and restricted cash beginning of the period	11,349	25,134

Cash, cash equivalents and restricted cash end of period	$30,765	$16,548

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Series B Convertible preferred stock deemed dividend	$1,260	$—
Warrants deemed dividend	$451	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering and developing small molecules and biologics to treat pain, addiction and psychiatric conditions. All drug product candidates are still in development.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2020, the Company had working capital of approximately $30.7 million. At March 31, 2020, the Company had an accumulated deficit of approximately $224.3 million. The Company held cash and cash equivalents of approximately $30.7 million as of March 31, 2020.

The Company believes that its cash resources will be sufficient to meet its projected operating requirements through the end of 2020, but it will not have enough resources to meet its operating requirements for the one-year period from the date of filing of this Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company has the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, a novel strain of Coronavirus (“COVID-19”) emerged that has caused significant disruptions to the U.S. and global economy. The spread of COVID-19 has led to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Any of these events may in the future have a material adverse effect on our business, operations and financial condition. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among other things.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

The condensed consolidated balance sheet as of December 31, 2019 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020.

Risks and uncertainties

The Company’s primary efforts are devoted to conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues, and there is no assurance that if its products are approved for sale, that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable. Moreover, the extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time.

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2020 and December 31, 2019, cash equivalents, which consisted of money market funds, amounted to $25.4 million and $5.4 million, respectively. Restricted cash at both March 31, 2020 and December 31, 2019 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 10).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$30,665	$11,249
Restricted cash	100	100
Total	$30,765	$11,349

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the quarters ended March 31, 2020 and 2019 was $6,000 and $9,000, respectively. All property and equipment is located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may be less than fair value. As of March 31, 2020, the Company believed that no impairment existed.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and subsequent lease commencement dates in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments made under operating leases is recognized on a straight-line basis over the lease term.

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

MARCH 31, 2020 AND 2019 (UNAUDITED)

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

Foreign Currency Translation

Operations of the Canadian subsidiary are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive  loss on the consolidated balance sheets.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business. Currently, we do not believe the CARES Act will have a material impact on our accounting for income taxes.

 Per Share Data

Basic and diluted net loss per common share is calculated by dividing net loss, by the weighted average number of outstanding shares of common stock, adjusted to give retroactive effect to the 1-for-10 reverse stock split, which was effected on November 1, 2019 (see Note 4).

The computation of basic and diluted loss per share as of March 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2020, as results of operations were a loss for the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of March 31, 2020 and 2019, are as follows:

	2020	2019
Warrants to purchase common stock	5,184,210	496,486
Options to purchase common stock	665,536	24,861
Totals	5,849,746	521,347

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

As of March 31, 2020, and December 31, 2019, the Company used Level 1 quoted prices in active markets to value cash equivalents of $25.4 million and $5.4 million, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 6 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, which is expected to be paid during the second quarter of 2020, has been accrued for within accrued expenses and other current liabilities as of March 31, 2020. Both installments of the license fee were recorded to clinical expenses in the statement of operations for the year ended December 31, 2019.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 7 – SALE OF COMMON STOCK

February 7th  Financing

On February 7, 2020, the Company entered into an underwriting agreement (“the February 7th financing”) with A.G.P/Alliance Global Partners (“AGP”) pursuant to which the Company sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of common stock. The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

The February 7th financing closed on February 11, 2020. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. The Company incurred other offering expenses of approximately $0.5 million. The Company received net proceeds of approximately $6.5 million, after deducting the underwriting discount and other offering expenses.

After allocating proceeds to the warrants issued with the Series B Convertible Preferred Stock, the effective conversion price of the Series B Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $1.3 million, based on intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

During the first quarter of 2020, all 5,313 shares of Series B Convertible Preferred Stock were converted into common stock.

During February and March 2020, 10.8 million of the warrants issued in the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

February 28th Financing

On February 28, 2020, the Company entered into an underwriting agreement (“the February 28th Financing”) with AGP, relating to the issuance and sale of 14,550,000 shares of common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

November 2019 Financing

On November 14, 2019, the Company entered into an underwriting agreement with AGP pursuant to which the Company sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of common stock. The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

The November 2019 Financing closed on November 19, 2019. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.6 million. The Company incurred other offering expenses of approximately $0.5 million. The Company received net proceeds from the November 2019 Financing of approximately $7.9 million, after deducting the underwriting discount and other offering expenses.

After allocating proceeds to the warrants issued with the Series A Convertible Preferred Stock, the effective conversion price of the Series A Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $2.5 million, based on the intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 financing was triggered. The Company recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which the Company sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

The Company also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $2.40 per share). The Company incurred other offering expenses of approximately $0.4 million. The Company received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses.

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

After allocating proceeds to the warrants issued with the Series A convertible preferred stock, the effective conversion price of the Series A Convertible Preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $3.3 million, based on the intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

 During the first quarter of 2019, the remaining 9,856 shares of Series A Convertible Preferred Stock were converted into 281,610 shares of common stock.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 8 – STOCK-BASED COMPENSATION

2019 Stock Incentive Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 140,000 shares of common stock. With the adoption of the 2020 Plan (as defined below), no further grants may be made under the 2019 Plan.

2020 Stock Incentive Plan

On January 16, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”, and together with the 2019 Plan, the “Plans”).

 Under the terms of the 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 600,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2020 Plan may not be more than ten years. As of March 31, 2020, 43,500 shares were available for future grants under the 2020 Plan. The 2020 Plan was replaced by the Amended and Restated 2020 Plan on May 1, 2020.

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2020 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Grants	556,500	$0.44
Exercised	—
Forfeitures or expirations	—

Outstanding at March 31, 2020	665,536	$33.06	9.65	$151,035
Exercisable at March 31, 2020	21,812	$828.58	5.59	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2020 and 2019 was $0.35 and $15.55 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. The Company also issues performance-based options to executive officers, which vest when target parameters are met, and premium options which have an exercise price greater than the grant date fair value, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Risk-free interest rate	0.49% to 1.25%	2.48% to 2.54%
Expected term of option	5.50 to 6.00 years	3.00 to 6.00 years
Expected stock price volatility	124.11% to 127.83%	109.71%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $0.4 million and $0.3 million was recognized for the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.69 years.

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

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of March 31, 2020, 11,041 shares were available for future sales under the 2019 ESPP. The 2019 ESPP was replaced by the 2020 Employee Stock Purchase Plan on May 1, 2020.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

 The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarters ended March 31, 2020 and 2019, $0 and $24,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the quarter ended March 31, 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

NOTE 9 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.57	2,500	November 2020
$0.57	2,344,198	November 2024
$0.57	2,341,026	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	5,184,210

During the quarter ended March 31, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

During the quarter ended March 31, 2020, 10.8 million warrants from the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

During the quarter ended March 31, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the quarter ended March 31, 2019, 24 warrants with an exercise price of $25,000 expired.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 10 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2020, the Company has right-of-use assets of $0.3 million and a total lease liability for operating leases of $0.3 million of which $25,000 is included in long-term lease liabilities and $0.3 million is included in current lease liabilities.

At March 31, 2020, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$241
2021	42
Included interest	(2)
$281

 In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million. In February 2020, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $35,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $35,000. Operating lease expense was $0.1 million for the both the three months ended March 31, 2020 and 2019.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flow from operating leases (in thousands)	$115	$108

Weighted Average Remaining Lease Term
Operating leases	0.84 years	1.77 years

Weighted Average Discount Rate
Operating leases	3.52%	3.36%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 11 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $13.8 million at March 31, 2020 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2020 and 2019, the Company charged operations $50,000 and $46,000, respectively, for contributions under the 401(k) Plan.

NOTE 12 – SUBSEQUENT EVENTS

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”), with AGP, pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. Subsequent to the quarter ended March 31, 2020, the Company sold approximately 2.9 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $2.1 million.

On April 21, 2020, we received a letter (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 55450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Global Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The Notice also provides that, due to recent and unprecedented market turmoil, Nasdaq has suspended the compliance period for the Minimum Bid Price Requirement through June 30, 2020. Accordingly, we have until December 28, 2020 to regain compliance with the Minimum Bid Price Requirement.

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (the “Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

On May 4, 2020, the Company granted options, under the Amended and Restated 2020 Plan, to purchase an aggregate of 512,500 shares of the Company’s common stock to the non-executive members of its Board of Directors with an exercise price of $0.77, with a term of ten years, vesting on the one year anniversary of the date of issuance.

On May 4, 2020, the Company granted options, under the Amended and Restated 2020 Plan, to purchase an aggregate of 5,555,000 shares of the Company’s common stock to employees with an exercise price of $0.77, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 3,220,000 shares of the Company’s common stock to employees with an exercise price of $0.96, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to: the COVID-19 pandemic, including its impact on the Company, substantial competition; our possible need for additional financing; uncertainties of patent protection and litigation; uncertainties of government or third party payor reimbursement; limited research and development efforts and dependence upon third parties; and risks related to failure to obtain clearances or approvals from the United States Food and Drug Administration, or FDA, and noncompliance with FDA regulations.

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing drugs and biologics to treat and prevent human disease and alleviate suffering. Our current portfolio includes biologics to prevent infectious diseases and small molecules and biologics to treat pain, psychiatric and addiction conditions. In Q1 2020, we announced a program to develop a potential vaccine, TNX-1800 to protect against the novel coronavirus disease emerging in 2019, or COVID-19. In Q2 2020, we announced a program to test and develop three additional potential vaccines, TNX-1810, TNX-1820 and TNX-1830 to protect against COVID-19. TNX-1800 is designed to elicit predominantly T cell responses and TNX-1810, TNX-1820 and TNX-30 are designed to elect almost pure T cell responses, based on technology licensed from the University of Alberta. Our most advanced drug development programs are focused on delivering safe and effective long-term treatments for fibromyalgia, or FM, and posttraumatic stress disorder, or PTSD. FM is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  PTSD is a psychiatric condition characterized by the re-experiencing of trauma through intrusive and vivid recollections, nightmares and flashbacks. Both FM and PTSD are associated with chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. In addition, our product pipeline includes other clinical stage and pre-clinical stage programs.

Current Operating Trends

Our current research and development efforts are focused on developing TNX-1800, TNX-1810, TNX-1820 and TNX-1830 as potential vaccines against COVID-19, TNX-801 as a potential smallpox and monkeypox vaccine, and TNX-102 SL for the treatment of FM, PTSD, AAD and AUD.  We also plan to expend efforts and resources to develop our other pipeline programs, primarily related to TNX-1300, TNX-601, TNX-701, TNX-1500, TNX-1600 and TNX-1700. In addition, we will continue to opportunistically discover, license or acquire therapeutics or capabilities that diversify our pipeline or that strengthen our ability to develop therapeutics. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our research and development expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicity and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

The commencement and completion of clinical trials for our products may be delayed by many factors, including the global COVID-19 pandemic, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected participant recruitment, lack of funding or government delays. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety or efficacy of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to accurately estimate the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

 Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2020 were $4.7 million, an increase of $0.8 million, or 21%, from $3.9 million for the three months ended March 31, 2019. This increase is primarily due to an increase in clinical expenses, period over period, due to the ongoing Phase 3 trials in FM and PTSD and the beginning of the COVID-19 vaccine work.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2020 were $2.6 million, an increase of $0.2 million, or 8%, from $2.4 million incurred in the three months ended March 31, 2019. This increase is mostly attributable to an increase in legal fees of $0.1 million, due to increased patent prosecution costs, and an increase in investor and public relations expenses of $0.1 million, due to increased investor meetings.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2020 was $7.3 million, compared to a net loss of $6.2 million for the three months ended March 31, 2019, an increase of $1.1 million or 18%.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, which is expected to be paid during the second quarter of 2020, has been accrued for within accrued expenses and other current liabilities as of March 31, 2020. Both installments of the license fee were recorded to clinical expenses in the statement of operations for the year ended December 31, 2019.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we have agreed to pay $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of March 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $30.7 million, comprised primarily of cash and cash equivalents of $30.7 million and prepaid expenses and other of $2.7 million, offset by $1.4 million of accounts payable, $1.0 million of accrued expenses and current lease liabilities of $0.3 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and PTSD. For the three months ended March 31, 2020 and 2019, we used approximately $9.3 million and $8.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development activities. For the three months ended March 31, 2020 and 2019, net proceeds from financing activities were $28.8 million and $0.1 million, respectively, predominately from the sale of our common stock and warrants.

Cash used by investing activities for the three months ended March 31, 2020 and 2019, was $0 and $7,000 respectively. The 2019 activity related to the purchase of property and equipment.

We believe that our cash resources will be sufficient to meet our projected operating requirements through the end of 2020, but we do not have enough resources to meet our operating requirements for the one-year from the date of filing of this Form 10-Q.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one year from the date of filing of this Form 10-Q. We have the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, we may not be able to raise capital with terms acceptable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, a novel strain of Coronavirus (“COVID-19”) emerged that has caused significant disruptions to the U.S. and global economy. The spread of COVID-19 has led to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Any of these events may have a material adverse effect on our business, operations and financial condition. The extent to which the Coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among other things.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We will not have enough resources to meet our operating requirements for the one-year from filing date of this report.

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

February 7th Financing

On February 7, 2020, we entered into an underwriting agreement (“the February 7th financing”) with A.G.P/Alliance Global Partners (“AGP”) pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of our common stock. The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

The February 7th financing closed on February 11, 2020. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. We incurred other offering expenses of approximately $0.5 million. We received net proceeds of approximately $6.5 million, after deducting the underwriting discount and other offering expenses.

After allocating proceeds to the warrants issued with the Series B Convertible Preferred Stock, the effective conversion price of the Series B Convertible Preferred stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $1.3 million, based on intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

During the first quarter of 2020, all 5,313 shares of Series B Convertible Preferred Stock were converted into common stock.

During February and March 2020, 10.8 million of the warrants issued in the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

February 28th Financing

On February 28, 2020, we entered into an underwriting agreement (“the February 28th Financing”) with AGP, relating to the issuance and sale of 14,550,000 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

November 2019 Financing

On November 14, 2019, we entered into an underwriting agreement with AGP pursuant to which we sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of our common stock. The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

The November 2019 Financing closed on November 19, 2019. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.6 million. We incurred other offering expenses of approximately $0.5 million. We received net proceeds from the November 2019 Financing of approximately $7.9 million, after deducting the underwriting discount and other offering expenses.

After allocating proceeds to the warrants issued with the Series A Convertible Preferred Stock, the effective conversion price of the Series A Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $2.5 million, based on the intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 financing was triggered. We recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which we sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

We also granted the Underwriters a 45-day option to purchase up to 64,286 shares of common stock and/or additional warrants to purchase up to 64,286 additional shares of common stock.

The December 2018 Financing closed on December 11, 2018. The Underwriters purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $1.1 million (or $2.40 per share). We incurred other offering expenses of approximately $0.4 million. We received net proceeds from the December 2018 Financing of approximately $13.6 million, after deducting the underwriting discount and other offering expenses.

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

After allocating proceeds to the warrants issued with the Series A Convertible Preferred Stock, the effective conversion price of the Series A Convertible Preferred Stock, after the bifurcation of the warrants, was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $3.3 million, based on the intrinsic value, was charged to additional paid in capital as a “deemed dividend” and included in net loss to common stockholders.

 During the first quarter of 2019, the remaining 9,856 shares of Series A Convertible Preferred Stock were converted into 281,610 shares of common stock.

Stock Compensation

2019 Stock Incentive Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 140,000 shares of our common stock. With the adoption of the 2020 Plan (as defined below), no further grants may be made under the 2019 Plan.

2020 Stock Incentive Plan

On January 16, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”, and together with the 2019 Plan, the “Plans”).

 Under the terms of the 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 600,000 shares of our common stock, which amount will be increased to the extent that awards granted under the 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2020 Plan may not be more than ten years. As of March 31, 2020, 43,500 shares were available for future grants under the 2020 Plan. The 2020 Plan was replaced by the Amended and Restated 2020 Plan on May 1, 2020.

  We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. We also issue premium options to executive officers, which have an exercise price greater than the grant date fair value, subject to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted for the three-month periods ended March 31, 2020 and 2019 was $0.35 and $15.55 per share, respectively.

Stock-based compensation expense relating to options granted of $0.4 million and $0.3 million was recognized for the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.69 years.

2018 Employee Stock Purchase Plan

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

2019 Employee Stock Purchase Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

The 2019 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2019 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2019 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2019 ESPP, subject to the statutory limit under the Code. As of March 31, 2020, 11,041 shares were available for future sales under the 2019 ESPP. The 2019 ESPP was replaced by the 2020 Employee Stock Purchase Plan on May 1, 2020.

  The 2019 ESPP and 2018 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarters ended March 31, 2020 and 2019, $0 and $24,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the quarter ended March 31, 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $13.8 million at March 31, 2020 for future work to be performed.

Operating leases

As of March 31, 2020, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$241
2021	42
Included interest	(2)
$281

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

Accounting for sale of Class B Units in December 2018, November 2019 and February 2020 including beneficial conversion feature. In connection with the December 2018, November 2019 and February 2020 underwritten offerings, we issued warrants to purchase our common stock and convertible preferred stock. To account for the transaction, we calculated the relative fair value of each instrument issued in the financing. We also determined if a beneficial conversion feature existed. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. A conversion feature is in the money if its conversion price is less than the current fair value of the share. For purposes of measuring a beneficial conversion feature, the effective conversion price should be based on the proceeds allocated to the convertible instrument.

We determined the fair value of the warrants to purchase common stock, using a Monte Carlo simulation, for the December 2018 and November 2019 financings, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. We determined the fair value of the warrants, using the black-scholes method, for the February 2020 warrants. Estimates and assumptions impacting the fair value measurement include the warrant’s callable feature for the December 2018 offering, the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date. We then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share, reflected as an increase to loss to common stockholders.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta†

10.2	Research Service Agreement, May 6, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta†

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 12, 2020	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)