Form 10-Q
period 2020-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2020-08-10
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, there were 130,273,710 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$55,022	$11,249
Prepaid expenses and other	2,605	2,699
Total current assets	57,627	13,948

Property and equipment, net	37	34

Right-of-use assets, net	441	356
Security Deposit	20	—
Restricted cash	100	100
Intangible Asset	120	120

Total assets	$58,345	$14,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,189	$3,070
Accrued expenses and other current liabilities	1,143	1,713
Lease liability, current	346	352
Total current liabilities	4,678	5,135

Lease liability, net of current portion	95	6

Total liabilities	4,773	5,141

Commitments (See Note 12)

Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized Series B Convertible Preferred stock, $0.001 par value; 5,313 shares designated; 0 issued and outstanding as of June 30, 2020, Series A Convertible Preferred stock, $0.001 par value; 7,938 shares designated; 0 issued and outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 104,803,906 and 8,531,504 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, and 1,578 shares to be issued as of December 31, 2019	105	9
Additional paid in capital	292,058	226,524
Accumulated deficit	(238,522)	(217,070)
Accumulated other comprehensive loss	(69)	(46)

Total stockholders' equity	53,572	9,417

Total liabilities and stockholders' equity	$58,345	$14,558

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
COSTS AND EXPENSES:
Research and development	$10,571	$3,554	$15,247	$7,450
General and administrative	3,621	2,352	6,242	4,753
	14,192	5,906	21,489	12,203

Operating Loss	(14,192)	(5,906)	(21,489)	(12,203)

Interest income, net	13	66	37	130

Net loss	(14,179)	(5,840)	(21,452)	(12,073)

Warrant deemed dividend	—	—	451	—
Preferred stock deemed dividend	—	—	1,260	—

Net loss available to common stockholders	$(14,179)	$(5,840)	$(23,163)	$(12,073)

Net loss per common share, basic and diluted	$(0.23)	$(9.42)	$(0.54)	$(21.77)

Weighted average common shares outstanding, basic and diluted	62,391,006	620,204	43,209,988	554,624

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(14,179)	$(5,840)	$(21,452)	$(12,073)

Other comprehensive loss:
Foreign currency translation loss	(9)	—	(23)	2

Comprehensive loss	$(14,188)	$(5,840)	$(21,475)	$(12,071)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417
Issuance of common stock in exchange for exercise of warrants in February and March 2020 ($0.57 per share)	—	—	13,111,999	13	7,461	—	—	7,474
Deemed dividend in connection with repricing of November 2019 warrants	—	—	—	—	451	—	—	451
Warrant deemed dividend	—	—	—	—	(451)	—	—	(451)
Issuance of Series B Convertible preferred stock and common stock warrants in February 2020 ($1,000.00 per share, net of transactional expenses of $711)	5,313	—	—	—	4,602	—	—	4,602
Beneficial conversion feature in connection with issuance of Series B Convertible preferred stock	—	—	—	—	1,260	—	—	1,260
Preferred stock deemed dividend	—	—	—	—	(1,260)	—	—	(1,260)
Issuance of common stock and common stock warrants in February 2020 ($0.57 per share, net of transactional expenses of $292)	—	—	3,837,000	4	1,891	—	—	1,895
Issuance of common stock upon conversion of Series B Convertible preferred stock	(5,313)	—	9,321,053	9	(9)	—	—	—
Issuance of common stock in March 2020 ($1.10 per share, net of transactional expenses of $1,221)	—	—	14,550,000	14	14,770	—	—	14,784
Employee stock purchase plan	—	—	1,578	—	2	—	—	2
Stock-based compensation	—	—	—	—	360	—	—	360
Foreign currency transaction gain	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,273)	(7,273)
Balance, March 31, 2020	—	—	49,353,134	49	255,601	(60)	(224,343)	31,247
Issuance of common stock under 2019 Purchase Agreement			464,471	1	277			278
Issuance of common stock in May and June 2020 under At-the-market offering, net of transaction expenses of $1,131	—	—	52,986,301	53	34,089	—	—	34,142
Issuance of common stock in the acquisition of Trigemina assets	—	—	2,000,000	2	1,358	—	—	1,360
Stock-based compensation	—	—	—	—	733	—	—	733
Foreign currency transaction gain	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(14,179)	(14,179)
Balance, June 30, 2020	—	$—	104,803,906	$105	$292,058	$(69)	$(238,522)	$53,572

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	281,610	1	(1)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($35.00 per share)	—	—	2,000	—	70	—	—	70
Employee stock purchase plan	—	—	177	—	3	—	—	3
Stock-based compensation	—	—	—	—	305	—	—	305
Foreign currency transaction gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(6,233)	(6,233)
Balance, March 31, 2019	$—	$—	$612,476	$1	$212,534	$(39)	$(194,685)	$17,811
Issuance of common stock under 2018 Purchase Agreement	—	—	22,754	—	387	—	—	387
Issuance of common stock under At-the-market offering, net of transactional expenses of $1	—	—	2,105	—	33	—	—	33
Stock-based compensation	—	—	—	—	431	—	—	431
Foreign currency transaction loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,840)	(5,840)
Balance, June 30, 2019	—	$—	637,335	$1	$213,385	$(39)	$(200,525)	$12,822

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,452)	$(12,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	16
Common stock issued to acquire in-process research and development	1,360	—
Stock-based compensation	1,093	736
Changes in operating assets and liabilities:
Prepaid expenses and other	74	(987)
Accounts payable	118	(358)
Lease liabilities and ROU asset, net	(2)	2
Accrued expenses and other current liabilities	(570)	(691)
Net cash used in operating activities	(19,367)	(13,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(14)	(10)
Net cash used by investing activities	(14)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	7,474	70
Proceeds from ESPP	2	—
Proceeds, net of $711 and $0 expenses, from sale of preferred stock	4,602	—
Proceeds, net of $2,644 and $1 expenses, from sale of common stock and warrants	51,099	420
Net cash provided by financing activities	63,177	490

Effect of currency rate change on cash	(23)	(9)

Net increase (decrease) in cash, cash equivalents and restricted cash	43,773	(12,884)
Cash, cash equivalents and restricted cash beginning of the period	11,349	25,134

Cash, cash equivalents and restricted cash end of period	$55,122	$12,250

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Warrants deemed dividend	$451	$—
Series B Convertible preferred stock deemed dividend	$1,260	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical focused on discovering, licensing, acquiring and developing small molecules and biologics to treat and prevent human disease and alleviate suffering. All drug product candidates are still in development.

The condensed consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2020, the Company had working capital of approximately $53.0 million. At June 30, 2020, the Company had an accumulated deficit of approximately $238.5 million. The Company held cash and cash equivalents of approximately $55.0 million as of June 30, 2020.

The Company believes that its cash resources will be sufficient to meet its projected operating requirements through at least the end of 2020, but it will not have enough resources to meet its operating requirements for the one-year period from the date of filing of this Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company has the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2020 and December 31, 2019, cash equivalents, which consisted of money market funds, amounted to $22.4 million and $5.4 million, respectively. Restricted cash at both June 30, 2020 and December 31, 2019 of approximately $100,000 collateralizes a letter of credit issued in connection with the lease of office space in New York City (see Note 11).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$55,022	$11,249
Restricted cash	100	100
Total	$55,122	$11,349

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation and amortization expense for the three and six months ended June 30, 2020 was $6,000 and $12,000, respectively, and $7,000 and $16,000, respectively, for the three and six months ended June 30, 2019. All property and equipment are located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of June 30, 2020, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

Foreign Currency Translation

Operations of the Canadian subsidiary are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

 Per Share Data

The computation of basic and diluted loss per share as of June 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and six months ended June 30, 2020, as results of operations were a loss for the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of June 30, 2020 and 2019, are as follows:

	2020	2019
Warrants to purchase common stock	5,184,210	496,486
Options to purchase common stock	10,209,286	109,036
Totals	15,393,496	605,522

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair value measurements affect the Company’s accounting for certain of its financial assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

As of June 30, 2020, and December 31, 2019, the Company used Level 1 quoted prices in active markets to value cash equivalents of $22.4 million and $5.4 million, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

On April 21, 2020, the Company received a letter (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 55450(a)(1) (the “Minimum Bid Price Requirement”).

On August 3, 2020, the Company received a letter from Nasdaq stating that because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of ten consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Global Market, as set forth in NASDAQ Listing Rule 5450(a)(1), and that the matter is now closed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 5 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

On June 11, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which Tonix acquired Trigemina assets related to migraine and pain treatment technologies (the “Assets”). In connection with the acquisition of the Assets, Tonix assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Asset Purchase Agreement, Tonix has agreed to pay $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and valued at $0.68 per share, based on the closing stock price on June 11th , and has agreed to pay to Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The Common Stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020 (the “Voting Agreement”), pursuant to which Trigemina and the Executive Shareholders have agreed to vote the Common Stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, were recorded to research and development expenses in the statement of operations for the six months ended June 30, 2020. Because the Trigemina intellectual property was acquired prior to United States Food and Drug Administration approval (“FDA”), the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford.

As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 6 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

The Company agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the statement of operations for the year ended December 31, 2019.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 8 – SALE OF COMMON STOCK

2020 At-the-Market Offering

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”), with A.G.P/Alliance Global Partners (“AGP”), pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended June 30, 2020, the Company sold approximately 53.0 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $35.3 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

After allocating proceeds to the warrants issued with the Series B Convertible Preferred Stock, the effective conversion price of the Series B Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $1.3 million, based on intrinsic value, was charged to additional paid in capital as a non-cash “deemed dividend” and included in net loss to common stockholders.

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

After allocating proceeds to the warrants issued with the Series A Convertible Preferred Stock, the effective conversion price of the Series A Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $2.5 million, based on the intrinsic value, was charged to additional paid in capital as a non-cash “deemed dividend” and included in net loss to common stockholders.

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 financing was triggered. The Company recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The non-cash “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

As a result of receiving stockholder approval on January 16, 2020, the Company may sell more than 19.9% of it’s common stock outstanding pursuant to the 2019 Purchase Agreement without violating Nasdaq Marketplace Rules, including Rule 5635(d), requiring shareholder approval for the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into or exercisable for common stock) at a price less than the greater of book or market value.

During the six months ended June 30, 2020, the Company sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

During the six months ended June 30, 2019, the Company sold an aggregate of approximately 22,754 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

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

NOTE 9 – STOCK-BASED COMPENSATION

2019 Stock Incentive Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 140,000 shares of common stock. With the adoption of the 2020 Plan (as defined below), no further grants may be made under the 2019 Plan.

2020 Stock Incentive Plan

On January 16, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the issuance of up to 600,000 shares of common stock. With the adoption of the Amended and Restated 2020 Plan (as defined below), no further grants may be made under the 2020 Plan.

Amended and Restated 2020 Stock Incentive Plan

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

 Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Amended and Restated 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2020 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Grants	10,100,250	$0.81
Exercised	—
Forfeitures or expirations	—

Outstanding at June 30, 2020	10,209,286	$2.93	9.76	$95,385
Exercisable at June 30, 2020	141,144	$135.08	4.97	$120

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended June 2020 was $0.68 per share and $0.66 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2019 was $16.54 per share and $16.67 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk-free interest rate	0.36% to 1.25%	2.15% to 2.54%
Expected term of option	5.5 to 6 years	3.0 to 10.0 years
Expected stock price volatility	124.11% - 130.00%	107.12 -109.72%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

Stock-based compensation expense relating to options granted of $0.7 million and $1.1 million was recognized for the three and six-month periods ended June 30, 2020, respectively, and $0.4 million and $0.7 million was recognized for the three and six-month periods ended June 30, 2019, respectively.

As of June 30, 2020, the Company had approximately $7.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.54 years.

2019 Employee Stock Purchase Plan

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2020 ESPP, as defined below, by the stockholders, no further grants may be made under the 2019 ESPP Plan.

2020 Employee Stock Purchase Plan

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of June 30, 2020, 300,000 shares were available for future sales under the 2020 ESPP.

The 2019 ESPP is considered compensatory plan with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2020 and 2019, $0 and $24,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the six months ended June 30, 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 10 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.57	2,500	November 2020
$0.57	2,344,198	November 2024
$0.57	2,341,026	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	5,184,210

During the six months ended June 30, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

During the six months ended June 30, 2020, 10.8 million warrants from the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

During the six months ended June 30, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the six months ended June 30, 2019, 24 warrants with an exercise price of $25,000 expired.

NOTE 11 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2020, the Company has right-of-use assets of $0.4 million and a total lease liability for operating leases of $0.4 million of which $0.1 million is included in long-term lease liabilities and $0.3 million is included in current lease liabilities.

At June 30, 2020, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$221
2021	178
2022	37
2023	13
Included interest	(8)
$441

 In January 2019, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $0.4 million based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.4 million. In April 2019, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $0.1 million based on the present value of the future minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $0.1 million.

In February 2020, the Company entered into a lease amendment, resulting in the Company recognizing an additional operating lease liability of approximately $35,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $35,000. In April 2020, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $71,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $71,000.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

In June 2020, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $35,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $35,000. In June 2020, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $167,000 based on the present value of the future minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $167,000. Operating lease expense was $0.1 million and $0.2 million for the three and six months ended June 30 for both reporting periods.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating cash flow from operating leases (in thousands)	$233	$221

Weighted Average Remaining Lease Term
Operating leases	1.43 years	1.77 years

Weighted Average Discount Rate
Operating leases	2.44%	3.36%

NOTE 12 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $19.8 million at June 30, 2020 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $29,000 and $79,000 for the three and six months ended June 30, 2020, respectively, and $19,000 and $65,000 for the three and six months ended June 30, 2019, respectively, for contributions under the 401(k) Plan.

NOTE 13 – SUBSEQUENT EVENTS

On July 7, the Company announced that it entered into a $4 million non-binding Purchase and Sales Agreement in connection with a setting up a Massachusetts R&D facility to accelerate clinical development of vaccines and protein-based therapeutics.

On July 13, 2020, the Company entered into an underwriting agreement (“the July 2020 Financing”) with AGP, relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.50. The July 2020 Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount, for an aggregate discount of $0.7 million. The Company expects to incur other offering expenses of approximately $0.2 million. The Company expects to receive net proceeds of approximately $9.6 million, after deducting the underwriting discount and other offering expenses.

On July 13, the Company entered into a research and exclusive license option Agreement with Kansas State University to develop TNX-2300 as a vaccine to protect against COVID-19.

On July 16, 2020, the Company announced a research collaboration and option agreement with Columbia University to develop precision medicine techniques for COVID-19 vaccines and therapeutics.

On July 29, 2020, Tonix engaged Premier Research International to initiate a new $10.3 million Phase 3 trial, F306 or Rally study, to study TNX-102 SL for the management of fibromyalgia. Tonix expects enrollment to begin in the third quarter of this year.  The trial design will be very similar to the ongoing Phase 3 RELIEF study.  The FDA requires two registration-quality clinical studies to support marketing approval.

 Subsequent to the quarter ended June 30, 2020, the Company raised approximately $2.4 million through warrant exercises.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring, developing and manufacturing small molecules and biologics to treat and prevent human disease and alleviate suffering. The immunology portfolio includes vaccines to prevent infectious diseases and biologics to address immunosuppression, cancer and autoimmune diseases. The CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. In Q1 2020, we announced a program to develop a potential vaccine, TNX-1800, to protect against the novel coronavirus disease which emerged in 2019, or COVID-19. TNX-1800 is a live replicating vaccine based on the horsepox viral vector platform to protect against COVID-19, primarily by eliciting a T cell response. In Q2 2020, we announced a program to test and develop three additional potential vaccines, TNX-1810, TNX-1820 and TNX-1830 to protect against COVID-19. TNX-1800 is designed to elicit predominantly T cell responses and TNX-1810, TNX-1820 and TNX-1830 are designed to elicit almost pure T cell responses, based on technology licensed from the University of Alberta. In Q2 2020, we announced the manufacturing partner for TNX-1800 is Fujifilm Diosynth Biotechnologies. We are also developing TNX-2300, a second live replicating vaccine candidate for the prevention of COVID-19, but using bovine parainfluenza as the vector, based on technology from Kansas State University for which Tonix has an exclusive license option agreement. Tonix’s lead CNS candidate, TNX-102 SL, is a sublingual formulation of cyclobenzaprine designed for daily dosing at bedtime. TNX-102 SL is in Phase 3 development with the goal of providing a safe and effective long-term treatment for fibromyalgia, or FM. FM is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  FM is associated with chronic disability, inadequate treatment options, high utilization of healthcare services, and significant economic burden. TNX-102 SL is also being developed for the treatment of agitation in Alzheimer’s disease (AAD) and alcohol use disorder (AUD), both of which are in Phase 2-ready stages. Finally, our product pipeline includes other clinical stage and pre-clinical stage programs.

.

Current Operating Trends

Our current research and development efforts are focused on developing TNX-1800, TNX-1810, TNX-1820, TNX-1830 and TNX-2300 as potential vaccines to protect against COVID-19, TNX-801 as a potential smallpox and monkeypox vaccine, and TNX-102 SL for the treatment of FM.  We also plan to develop TNX-102 SL for AAD and AUD. Additionally, we plan to expend efforts and resources to develop our other pipeline programs, primarily related to TNX-1300 for cocaine intoxication, TNX-601 for depression, TNX-701 for radioprotection, TNX-1500 for organ transplant rejection/autoimmune conditions, TNX-1600 for daytime treatment for posttraumatic stress disorder, depression and attention deficit hyperactivity disorder, TNX-1700 for gastric and pancreatic cancers and TNX-1900 for migraine and craniofacial pain. In addition, we will continue to opportunistically discover, license or acquire therapeutics or capabilities that diversify our pipeline or that strengthen our ability to develop therapeutics. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2020 were $10.6 million, an increase of $7.0 million, or 194%, from $3.6 million for the three months ended June 30, 2019. This increase is predominately due to the acquisition of the Trigemina asset for $2.4 million, timing of development milestones related to the FM RELIEF study in 2020; increased activities developing TNX-1800 and TNX-801 and increased spending related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 were $3.6 million, an increase of $1.2 million, or 50%, from $2.4 million incurred in the three months ended June 30, 2019. The increase in primarily due to an increase in legal fees of $0.6 million due to increased patent prosecution costs, an increase in accounting fees of $0.1 million, an increase in financial reporting expenses of $0.2 million and an increase non-cash compensation expense of $0.2 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended June 30, 2020 was $14.2 million, compared to a net loss of $5.8 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2020 were $15.3 million, an increase of $7.8 million, or 104%, from $7.5 million for the six months ended June 30, 2019. This increase is predominately due to the acquisition of the Trigemina asset for $2.4 million, timing of development milestones related to the FM RELIEF study in 2020; increased activities developing TNX-1800 and TNX-801 and increased spending related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2020 were $6.2 million, an increase of $1.4 million, or 29%, from $4.8 million incurred in the six months ended June 30, 2019. The increase in primarily due to an increase in legal fees of $0.7 million due to increased patent prosecution costs, increase in insurance premiums of $0.1 million and an increase non-cash compensation expense of $0.2 million.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2020 was $21.5 million, compared to a net loss of $12.1 million for the six months ended June 30, 2019.

License Agreements

On September 16, 2019, we entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia granted to us an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia has reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

We paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to non-clinical expenses in the statement of operations for the year ended December 31, 2019. We are obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

We have agreed to pay Columbia single-digit royalties on net sales of (i) TFF2 Products sold by us or a sublicensee and (ii) any other products that involve material or technical information related to the TFF2 Product and transferred to us pursuant to the License Agreement (“Other Products”) sold by us or a sublicensee. Royalties on each particular TFF2 Product are payable on a country-by-country and Product-by-Product basis until the latest of (i) the date of expiration of the last valid claim in the last to expire of the issued patents covered by the Columbia License Agreement, and (ii) a specified period of time after the first commercial sale of a TFF2 Product in the country in question. Royalties on each particular Other Product are payable on a country-by-country and product-by-product basis until a specified period of time after the first commercial sale of such particular Other Product in such country. Royalties payable on net sales of the TFF2 Product and Other Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the Columbia License Agreement, provided that the royalty payable on a TFF2 Product or Other Product may not be reduced by more than 50%.

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the statement of operations for the year ended December 31, 2019.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On June 11, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which we acquired Trigemina assets related to migraine and pain treatment technologies (the “Assets”). In connection with the acquisition of the Assets, we assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Asset Purchase Agreement, we have agreed to pay $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”),, and valued at $0.68 per share, based on the closing stock price on June 11th and has agreed to pay to Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The Common Stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020 (the “Voting Agreement”), pursuant to which Trigemina and the Executive Shareholders have agreed to vote the Common Stock on any matter put to a vote of our shareholders in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, were recorded to research and development in the statement of operations for the six months ended June 30, 2020. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford.

As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Pursuant to the terms of the WSU License Agreement, WSU has granted us an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the Assets. WSU has reserved for itself the right to practice the Technology for academic research and educational purposes. We are obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. We are obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

Pursuant to the WSU License Agreement, we have agreed to pay $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of June 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $53.0 million, comprised primarily of cash and cash equivalents of $55.0 million and prepaid expenses and other of $2.6 million, offset by $3.2 million of accounts payable, $1.1 million of accrued expenses and current lease liabilities of $0.3 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and TNX-1800. For the six months ended June, 2020 and 2019, we used approximately $19.4 million and $13.4 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development activities. For the six months ended June 30, 2020 and 2019, net proceeds from financing activities were $63.2 million and $0.5 million, respectively, predominately from the sale of our common stock and warrants.

Cash used by investing activities for the six months ended June 30, 2020 and 2019, was $14,000 and $10,000 respectively, related to the purchase of property and equipment.

We believe that our cash resources will be sufficient to meet our projected operating requirements through at least the end of 2020, but we do not have enough resources to meet our operating requirements for the one-year from the date of filing of this Form 10-Q.

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

Subsequent to the quarter ended June 30, 2020, the Company raised approximately $2.4 million through warrant exercises.

July 2020 Financing

On July 13, 2020, we entered into an underwriting agreement (“the July 2020 Financing”) with AGP, relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.50. The July 2020 Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount, for an aggregate discount of $0.7 million. We expect to incur other offering expenses of approximately $0.3 million. We expect to receive net proceeds of approximately $9.5 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”), with A.G.P/Alliance Global Partners (“AGP”), pursuant to which we may issue and sell, from time to time, shares of the our common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended June 30, 2020, we sold approximately 53.0 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $35.3 million.

February 7th Financing

On February 7, 2020, we entered into an underwriting agreement (“the February 7th Financing”) with AGP pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of our common stock. The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

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

After allocating proceeds to the warrants issued with the Series B Convertible Preferred Stock, the effective conversion price of the Series B Convertible Preferred stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. Since the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $1.3 million, based on intrinsic value, was charged to additional paid in capital as a non-cash “deemed dividend” and included in net loss to common stockholders.

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

After allocating proceeds to the warrants issued with the Series A Convertible Preferred Stock, the effective conversion price of the Series A Convertible Preferred Stock was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a BCF at that date. Since the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF of $2.5 million, based on the intrinsic value, was charged to additional paid in capital as a non-cash “deemed dividend” and included in net loss to common stockholders.

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 financing was triggered. We recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The non-cash “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

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

As a result of receiving stockholder approval on January 16, 2020, we may sell more than 19.9% of its common stock outstanding pursuant to the 2019 Purchase Agreement without violating Nasdaq Marketplace Rules, including Rule 5635(d), requiring shareholder approval for the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into or exercisable for common stock) at a price less than the greater of book or market value.

During the six months ended June 30, 2020, we sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million.

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

During the six months ended June 30, 2019, we sold an aggregate of approximately 22,754 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

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

2020 Stock Incentive Plan

On January 16, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the issuance of up to 600,000 shares of common stock. With the adoption of the Amended and Restated 2020 Plan (as defined below), no further grants may be made under the 2020 Plan.

Amended and Restated 2020 Stock Incentive Plan

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

 Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Amended and Restated 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan.

  We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of our common stock on the date of the grant. For employees and directors, the fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. We also issue premium options to executive officers, which have an exercise price greater than the grant date fair value, subject to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

 The weighted average fair value of options granted during the three and six months ended June 2020 was $0.68 per share and $0.66 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2019 was $16.54 per share and $16.67 per share, respectively.

Stock-based compensation expense relating to options granted of $0.7 million and $1.1 million was recognized for the three and six-month periods ended June 30, 2020, respectively, and $0.4 million and $0.7 million was recognized for the three and six-month periods ended June 30, 2019, respectively.

As of June 30, 2020, we had approximately $7.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.54 years.

2019 Employee Stock Purchase Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2020 ESPP, as defined below, by the stockholders, no further grants may be made under the 2019 ESPP Plan.

2020 Employee Stock Purchase Plan

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of June 30, 2020, 300,000 shares were available for future sales under the 2020 ESPP.

The 2019 ESPP is considered compensatory plan with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2020 and 2019, $0 and $24,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the six months ended June 30, 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

Commitments

Research and development contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $19.8 million at June 30, 2020 for future work to be performed.

Operating leases

As of June 30, 2020, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$221
2021	178
2022	37
2023	13
Included interest	(8)
$441

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2020, we issued 2,000,000 shares of common stock to Trigemina, Inc. in connection with the purchase of certain assets from Trigemina

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	Purchase and Sale Agreement, dated July 1, 2020. †

10.02	Asset Purchase Agreement, dated June 11, 2020, between the Company and Trigemina, Inc. †

10.03	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between the Company and The Board of Trustees of the Leland Stanford Junior University

10.04	Assignment and Agreement, dated June 11, 2020, between the Company and The Board of Trustees of the Leland Stanford Junior University

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 10, 2020	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

