Form 10-Q
period 2020-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2020-11-09
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from _________ to _________

Commission file number: 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Main Street, Suite 101

Chatham, New Jersey 07928

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

As of November 6, 2020, there were 156,585,050 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,658	$11,249
Prepaid expenses and other	6,360	2,699
Total current assets	62,018	13,948

Property and equipment, net	4,044	34

Right-of-use assets, net	1,196	356
Restricted cash	239	100
Intangible asset	120	120

Total assets	$67,617	$14,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$3,070
Accrued expenses and other current liabilities	2,073	1,713
Lease liability, current	535	352
Total current liabilities	4,378	5,135

Lease liability, net of current portion	671	6

Total liabilities	5,049	5,141

Commitments (See Note 13)

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized Series B Convertible Preferred stock, 5,313 and 0 shares designated as of September 30, 2020 and December 31, 2019, respectively; Series A Convertible Preferred stock, 0 and 7,938 shares designated as of September 30, 2020 and December 31, 2019, respectively issued and outstanding -- None	—	—
Common stock, $0.001 par value; 400,000,000 and 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 140,159,546 and 8,531,504 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	140	9
Additional paid in capital	313,004	226,524
Accumulated deficit	(250,512)	(217,070)
Accumulated other comprehensive loss	(64)	(46)

Total stockholders’ equity	62,568	9,417

Total liabilities and stockholders’ equity	$67,617	$14,558

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
COSTS AND EXPENSES:
Research and development	$8,813	$5,052	$24,060	$12,502
General and administrative	3,186	2,839	9,428	7,592
	11,999	7,891	33,488	20,094

Operating loss	(11,999)	(7,891)	(33,488)	(20,094)

Interest income, net	9	53	46	183

Net loss	(11,990)	(7,838)	(33,442)	(19,911)

Warrant deemed dividend	—	—	(451)	—
Preferred stock deemed dividend	—	—	(1,260)	—

Net loss available to common stockholders	$(11,990)	$(7,838)	$(35,153)	$(19,911)

Net loss per common share, basic and diluted	$(0.09)	$(5.69)	$(0.49)	$(23.93)

Weighted average common shares outstanding, basic and diluted	127,199,834	1,377,857	71,329,221	832,050

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,990)	$(7,838)	$(33,442)	$(19,911)

Other comprehensive loss:
Foreign currency translation gain (loss)	5	(3)	(18)	(1)

Comprehensive loss	$(11,985)	$(7,841)	$(33,460)	$(19,912)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417
Issuance of common stock in exchange for exercise of warrants in February and March 2020 ($0.57 per share)	—	—	13,111,999	13	7,461	—	—	7,474
Deemed dividend in connection with repricing of November 2019 warrants	—	—	—	—	451	—	—	451
Warrant deemed dividend	—	—	—	—	(451)	—	—	(451)
Issuance of Series B Convertible preferred stock and common stock warrants in February 2020 ($1,000.00 per share, net of transactional expenses of $711)	5,313	—	—	—	4,602	—	—	4,602
Beneficial conversion feature in connection with issuance of Series B Convertible preferred stock	—	—	—	—	1,260	—	—	1,260
Preferred stock deemed dividend	—	—	—	—	(1,260)	—	—	(1,260)
Issuance of common stock and common stock warrants in February 2020 ($0.57 per share, net of transactional expenses $292)	—	—	3,837,000	4	1,891	—	—	1,895
Issuance of common stock upon conversion of Series A Convertible preferred stock	(5,313)	—	9,321,053	9	(9)	—	—	—
Issuance of common stock in March 2020	—	—	14,550,000	14	14,770	—	—	14,784
Employee stock purchase plan	—	—	1,578	—	2	—	—	2
Stock-based compensation	—	—	—	—	360	—	—	360
Foreign currency transaction gain	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,273)	(7,273)
Balance, March 31, 2020	—	—	49,353,134	49	255,601	(60)	(224,343)	31,247
Issuance of common stock in June 2020 under the equity line			464,471	1	277			278
Issuance of common stock in May and June 2020 under At-the-market offering, net of transaction expenses of $1,131	—	—	52,986,301	53	34,089	—	—	34,142
Issuance of common stock in the acquisition of Trigemina assets	—	—	2,000,000	2	1,358	—	—	1,360
Stock-based compensation	—	—	—	—	733	—	—	733
Foreign currency transaction gain	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(14,179)	(14,179)
Balance, June 30, 2020	—	—	104,803,906	105	292,058	(69)	(238,522)	53,572
Issuance of common stock in July 2020, net of transaction expenses of $829	—	—	20,940,000	21	9,620	—	—	9,641
Issuance of common stock in September 2020 under At-the-market offering, net of transactional expenses of $267	—	—	9,282,236	9	7,997	—	—	8,006
Issuance of common stock in exchange for exercise of warrants in July and August 2020 (see Note 9)	—	—	4,533,404	5	2,417	—	—	2,422
Issuance of commitment shares under 2020 Purchase Agreement	—	—	600,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	912	—	—	912
Foreign currency transaction loss	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,990)	(11,990)
Balance, September 30, 2020	—	$—	140,159,546	$140	$313,004	$(64)	$(250,512)	$62,568

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

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,442)	$(19,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	21
Common stock issued to acquire in-process research and development	1,360	—
Stock-based compensation	2,005	1,098
Changes in operating assets and liabilities:
Prepaid expenses and other	(3,662)	(508)
Accounts payable	(1,301)	(285)
Lease liabilities and ROU asset, net	8	2
Accrued expenses and other current liabilities	360	(417)
Net cash used in operating activities	(34,652)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,030)	(12)
Net cash used in investing activities	(4,030)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	9,896	70
Proceeds from ESPP	2	31
Proceeds, net of $711 and $0 expenses, from sale of preferred stock	4,602	—
Proceeds, net of $3,740 and $485 expenses, from sale of common stock and warrants	68,746	4,904
Net cash provided by financing activities	83,246	5,005

Effect of currency rate change on cash	(16)	(3)

Net increase (decrease) in cash, cash equivalents and restricted cash	44,548	(15,010)
Cash, cash equivalents and restricted cash beginning of the period	11,349	25,134

Cash, cash equivalents and restricted cash end of period	$55,897	$10,124

Supplemental disclosures of cash flow information:
Warrants deemed dividend	$451	$—
Series B Convertible preferred stock and deemed dividend	$1,260	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

 NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing small molecules and biologics to treat and prevent human disease and alleviate suffering. All drug product candidates are still in development.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2020, the Company had working capital of approximately $57.6 million. At September 30, 2020, the Company had an accumulated deficit of approximately $250.5 million. The Company held cash and cash equivalents of approximately $55.7 million as of September 30, 2020.

The Company believes that its cash resources will be sufficient to meet its projected operating requirements into the first half of 2021, but it will not have enough resources to meet its operating requirements for the one-year period from the date of filing of this Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company has the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, a novel strain of Coronavirus (“COVID-19") emerged that has caused significant disruptions to the U.S. and global economy. The spread of COVID-19 has led to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Any of these events may in the future have a material adverse effect on our business, operations and financial condition. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among other things.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2020 and December 31, 2019, cash equivalents, which consisted of money market funds, amounted to $40.4 million and $5.4 million, respectively. Restricted cash at September 30, 2020 and December 31, 2019 of approximately $239,000 and $100,000, respectively collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York City (see Note 12).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flow:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$55,658	$11,249
Restricted cash	239	100
Total	$55,897	$11,349

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation and amortization expense for the three and nine months ended September 30, 2020 was $8,000 and $20,000, respectively, and $5,000 and $21,000, respectively, for the three and nine months ended September 30, 2019. All property and equipment are located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of September 30, 2020, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

 Per Share Data

The computation of basic and diluted loss per share as of September 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and nine months ended September 30, 2020, as results of operations were a loss for the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of September 30, 2020 and 2019, are as follows:

	2020	2019
Warrants to purchase common stock	650,806	496,486
Options to purchase common stock	10,209,286	109,036
Totals	10,860,092	605,522

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

As of September 30, 2020, and December 31, 2019, the Company used Level 1 quoted prices in active markets to value cash equivalents of $40.4 million and $5.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both September 30, 2020 and December 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 30	December 31
	2020	2019
	(in thousands)
Property and equipment, net:
Land and Buildings	$4,000	$—
Office furniture and equipment	364	334
Leasehold improvements	23	23
	4,387	357
Less: Accumulated depreciation and amortization	(343)	(323)
	$4,044	$34

On September 28, 2020, the Company completed the purchase of its 40,000 square foot facility in Massachusetts for $4,000,000, to house its new Advanced Development Center for accelerated development and manufacturing of vaccines. As of September 30, 2020, the asset has not been placed in service.

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 31, 2020, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 150,000,000 to 400,000,000.

On October 1, 2020, the Company received a letter (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 55450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until March 30, 2021, in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Global Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

NOTE 6 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

On June 11, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which Tonix acquired Trigemina assets related to migraine and pain treatment technologies (the “Assets”). In connection with the acquisition of the Assets, Tonix assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Asset Purchase Agreement, Tonix has agreed to pay $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and valued at $0.68 per share, based on the closing stock price on June 11th , and has agreed to pay to Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The Common Stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020 (the “Voting Agreement”), pursuant to which Trigemina and the Executive Shareholders have agreed to vote the Common Stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, were recorded to research and development expenses in the statement of operations for the nine months ended September 30, 2020. Because the Trigemina intellectual property was acquired prior to United States Food and Drug Administration approval (“FDA”), the cash and stock consideration totaling $2.4 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 7 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

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

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 8 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

The Company has paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to research and development expenses in the statement of operations for the year ended December 31, 2019. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

The Company agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by September 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the statement of operations.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 9 – SALE OF COMMON STOCK

2020 Lincoln Park Transaction

On September 3, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $30,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, at the time the Company signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, the Company issued 600,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement. The commitment shares were valued at $498,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2020 Purchase Agreement.

During the nine months ended September 30, 2020, no shares of common stock were sold by the Company under the 2020 Purchase Agreement.

Subsequent to September 30, 2020, the Company sold an aggregate of approximately 10.5 million shares of common stock under the 2020 Purchase Agreement, for gross proceeds of approximately $6.4 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

July 13th Financing

On July 13, 2020, the Company entered into an underwriting agreement with A.G.P/Alliance Global Partners (“AGP”), relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering (“the July 13th Financing”). The public offering price for each share of common stock was $0.50. The July 13th Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $0.7 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $9.6 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offering

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, 2020, the Company filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. From date of inception until September 30, 2020, the Company sold approximately 62.3 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $43.5 million. Subsequent to September 30, 2020, the Company has sold 5.9 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $4.6 million.

February 7th  Financing

On February 7, 2020, the Company entered into an underwriting agreement with AGP pursuant to which the Company sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of common stock (“the February 7th Financing”). The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

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

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

During August 2020, 2.2 million of the warrants issued in the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

February 28th Financing

On February 28, 2020, the Company entered into an underwriting agreement with AGP, relating to the issuance and sale of 14,550,000 shares of common stock, in a registered direct public offering (“the February 28th Financing”). The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

November 2019 Financing

On November 14, 2019, the Company entered into an underwriting agreement with AGP pursuant to which the Company sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of common stock (the “November 2019 Financing”). The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

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

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 Financing were repriced at $0.57 pursuant to their terms. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 Financing was triggered. The Company recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The non-cash “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

As a result of the issuance of common stock in the July 13th Financing for less than the November 2019 Financing warrant exercise price, a repricing of the warrants was triggered and the warrants were repriced at $0.50.

During July 2020, 2.3 million of the warrants issued in the November 2019 Financing, with an exercise price of $0.50, were exercised for proceeds of approximately $1.2 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

2019 Lincoln Park Transaction

On August 20, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement (the “2019 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2019 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2019 Purchase Agreement. Pursuant to the terms of the 2019 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2019 Purchase Agreement.

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

During the nine months ended September 30, 2020, the Company sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million. The Company did not sell any shares of common stock under the 2019 Purchase Agreement during the nine months ended September 30, 2019.

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

The July 2019 Financing closed on July 18, 2019. Aegis purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million. The Company incurred offering expenses of approximately $0.5 million. The Company received net proceeds of approximately $4.5 million, after deducting the underwriting discount and other offering expenses.

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which the Company sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock (the “December 2018 Financing”). The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

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

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

During the nine months ended September 30, 2019, the Company sold an aggregate of approximately 22,754 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 26,200 shares to Lincoln Park, by September 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

NOTE 10 – STOCK-BASED COMPENSATION

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

 Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Amended and Restated 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of September 30, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Grants	10,100,250	$0.81
Exercised	—
Forfeitures or expirations	—

Outstanding at September 30, 2020	10,209,286	$2.93	9.51	$681,418
Exercisable at September 30, 2020	148,995	$130.40	4.92	$6,180

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the nine months ended September 2020 was $0.66 per share. The weighted average fair value of options granted during the nine months ended September 2019 was $16.54 per share. No stock options were granted during the three months ended September 30, 2020 and 2019.

The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months, and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. The Company also issues premium options to executive officers which have an exercise price greater than the grant date fair value, and has issued performance-based options which vest when target parameters are met, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Risk-free interest rate	0.36% to 1.25%	2.30% to 2.54%
Expected term of option	5.5 to 6 years	5.10 to 10.0 years
Expected stock price volatility	120.62% - 129.29%	107.12 -109.72%
Expected dividend yield	0.0	0.0

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Stock-based compensation expense relating to options granted of $0.9 million and $2.0 million was recognized for the three and nine-month periods ended September 30, 2020, respectively, and $0.4 million and $1.1 million was recognized for the three and nine-month periods ended September 30, 2019, respectively.

As of September 30, 2020, the Company had approximately $6.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.35 years.

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

2020 Employee Stock Purchase Plan

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of September 30, 2020, 300,000 shares were available for future sales under the 2020 ESPP.

The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2020 and 2019, $23,000 and $28,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. During the quarter-ended September 30, 2020, approximately $20,000 of employee payroll deductions have accumulated at September 30, 2020, and have been recorded in accrued expenses.

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

NOTE 11 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	2,500	November 2020
$0.50	24,920	November 2024
$0.57	126,900	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	650,806

During the nine months ended September 30, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million. During the nine months ended September 30, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.50, were exercised for proceeds of approximately $1.2 million.

During the nine months ended September 30, 2020, 13.0 million warrants from the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $7.5 million.

During the nine months ended September 30, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the nine months ended September 30, 2019, 24 warrants with an exercise price of $25,000 expired.

NOTE 12 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At September 30, 2020, the Company has right-of-use assets of $1.2 million and a total lease liability for operating leases of $1.2 million of which $0.7 million is included in long-term lease liabilities and $0.5 million is included in current lease liabilities.

At September 30, 2020, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$122
2021	495
2022	174
2023	154
2024 and after	294
Included interest	(33)
$1,206

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

In June 2020, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $35,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $35,000. In June 2020, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $167,000 based on the present value of the future minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $167,000. In July 2020, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $11,000 based on the present value of the future minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $11,000. In August 2020, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $192,000 based on the present value of the future minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $192,000. In September 2020, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $676,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $676,000. Operating lease expense was $0.1 million and $0.3 million for the three and nine months ended September 30 for both reporting periods.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating cash flow from operating leases (in thousands)	$354	$333

Weighted Average Remaining Lease Term
Operating leases	3.52 years	1.09 years

Weighted Average Discount Rate
Operating leases	1.48%	3.37%

NOTE 13 – COMMITMENTS

Research and development contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $25.8 million at September 30, 2020 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $21,000 and $100,000 for the three and nine months ended September 30, 2020, respectively, and $8,000 and $74,000 for the three and nine months ended September 30, 2019, respectively, for contributions under the 401(k) Plan.

NOTE 14 – SUBSEQUENT EVENTS

On October 14, 2020, the Company entered into a Real Property Purchase and Sale Agreement (the “Agreement”) pursuant to which the Company agreed to purchase an approximately 44 acre parcel of land in the State of Montana (the “Property”) for approximately $4.5 million. The Company may terminate the Agreement prior to the closing of the sale of the Property subject to certain contingencies. The Property is intended to be used for the commercial scale manufacturing of the TNX-1800 product candidate and other viral vector products.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring, developing and manufacturing small molecules and biologics to treat and prevent human disease and alleviate suffering. Tonix’s portfolio is primarily composed of central nervous system (CNS) and immunology product candidates. The immunology product candidates include vaccines to prevent infectious diseases and biologics to address immunosuppression, cancer and autoimmune diseases. The CNS product candidates include both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. In the first quarter of 2020, we announced a program to develop a potential vaccine, TNX-1800, to protect against the novel coronavirus disease, or COVID-19, which emerged in 2019. TNX-1800 is a live replicating, attenuated vaccine based on the horsepox viral vector platform to protect against COVID-19, primarily by eliciting a T cell response. Tonix expects data from animal studies of TNX-1800 in the fourth quarter of 2020. TNX-801, live horsepox virus vaccine for percutaneous administration, is in development to protect against smallpox and monkeypox and serves as the vector platform on which TNX-1800 is based. Tonix is also developing TNX-2300 and TNX-2600, live replicating, attenuated vaccine candidates for the prevention of COVID-19, but using bovine parainfluenza as the vector. Tonix’s lead CNS candidate, TNX-102 SL, a sublingual formulation of cyclobenzaprine designed for daily dosing at bedtime, is in Phase 3 development with the goal of providing a safe and effective long-term treatment for the management of fibromyalgia. The Company expects topline data in the Phase 3 RELIEF study in the fourth quarter of 2020. Tonix is also currently enrolling participants in the Phase 3 RALLY study for the management of fibromyalgia using TNX-102 SL, and the results are expected in second half of 2021. TNX-102 SL is also in development for agitation in Alzheimer’s disease (AAD) and alcohol use disorder (AUD). Both programs are Phase 2 ready, and the AAD program has FDA Fast Track designation. Tonix is developing TNX-1900, intranasal oxytocin which is a small peptide product candidate for migraine and craniofacial pain. Tonix intends to submit an IND application for this program to the FDA in the first quarter of 2021 and is targeting to start a Phase 2 study of TNX-1900 for the treatment of migraine in the U.S. in the second quarter of 2021. One ex-U.S. Phase 2 trial has been completed using TNX-1900 prior to Tonix’s acquisition of the program. Tonix is developing TNX-1300, cocaine esterase, which is a biologic product candidate for treating cocaine intoxication. TNX-1300 is a recombinant protein that degrades cocaine in the bloodstream, and it has been granted Breakthrough Therapy designation by the FDA. Tonix expects to initiate a Phase 2 open-label safety study in an emergency room setting to study TNX-1300 in the first quarter of 2021. Results of a positive Phase 2 study of volunteer cocaine abusers in a controlled setting were reported prior to Tonix licensing the technology. Finally, our product pipeline includes other clinical stage and pre-clinical stage programs.

Current Operating Trends

Our current research and development efforts are focused on developing TNX-1800, TNX-2300 and TNX-2600 as potential vaccines to protect against COVID-19, TNX-801 as a potential smallpox and monkeypox vaccine, and TNX-102 SL for the treatment of fibromyalgia (FM).  We also plan to develop TNX-102 SL for AAD and AUD. Additionally, we plan to expend efforts and resources to develop our other pipeline programs, primarily related to TNX-1900 for migraine and craniofacial pain, TNX-1300 for cocaine intoxication, TNX-601 CR for depression, TNX-701 for radioprotection, TNX-1500 for organ transplant rejection/autoimmune conditions, TNX-1600 for daytime treatment for posttraumatic stress disorder, depression and attention deficit hyperactivity disorder, and TNX-1700 for gastric and pancreatic cancers. In addition, we will continue to strategically identify, license or acquire therapeutics or capabilities that diversify our pipeline or that strengthen our ability to develop therapeutics. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2020 were $8.8 million, an increase of $3.7 million, or 73%, from $5.1 million for the three months ended September 30, 2019. This increase is predominately due to the timing of development milestones related to the Phase 3 RELIEF and RALLY studies in FM for TNX-102 SL in 2020, as well as increased activities related to the development of TNX-801, new activities related to the development of TNX-1800 and increased spending related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2020 were $3.2 million, an increase of $0.4 million, or 14%, from $2.8 million incurred in the three months ended September 30, 2019. The increase is primarily due to an increase financial reporting expenses of $0.2 million due to multiple shareholder meetings held during the year-to-date period ending September 30, 2020, and an increase non-cash compensation expense of $0.3 million.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2020 was $12.0 million, compared to a net loss of $7.8 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2020 were $24.1 million, an increase of $11.6 million, or 93%, from $12.5 million for the nine months ended September 30, 2019. This increase in predominately due to the acquisition of the Trigemina asset for $2.4 million, timing of development milestones related to the Phase 3 RELIEF and RALLY studies in FM for TNX-102 SL in 2020, as well as increased activities related to the development of TNX-801, new activities related to the development of TNX-1800 and increased spending related to our development pipeline.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2020 were $9.4 million, an increase of $1.8 million, or 24%, from $7.6 million incurred in the nine months ended September 30, 2019. The increase is primarily due to an increase in legal fees of $0.5 million due to increased patent prosecution costs, increase in insurance premiums of $0.1 million, increased financial reporting expenses of $0.4 million due to multiple shareholder meetings held during the year-to-date period ending September 30, 2020, and an increase non-cash compensation expense of $0.6 million.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2020 was $33.4 million, compared to a net loss of $19.9 million for the nine months ended September 30, 2019.

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

We paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to research and development expenses in the statement of operations for the year ended December 31, 2019. We are obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by September 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the statement of operations.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On June 11, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which we acquired Trigemina assets related to migraine and pain treatment technologies (the “Assets”). In connection with the acquisition of the Assets, we assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Asset Purchase Agreement, we have agreed to pay $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”),, and valued at $0.68 per share, based on the closing stock price on June 11th and has agreed to pay to Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The Common Stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020 (the “Voting Agreement”), pursuant to which Trigemina and the Executive Shareholders have agreed to vote the Common Stock on any matter put to a vote of our shareholders in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were recorded to research and development in the statement of operations for the nine months ended September 30, 2020. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we have agreed to pay $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of September 30, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of September 30, 2020, we had working capital of $57.6 million, comprised primarily of cash and cash equivalents of $55.7 million and prepaid expenses and other of $6.4 million, offset by $1.8 million of accounts payable, $2.1 million of accrued expenses and current lease liabilities of $0.5 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trials in FM and TNX-1800. For the nine months ended September 30, 2020 and 2019, we used approximately $34.7 million and $20.0 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development activities. For the nine months ended September 30, 2020 and 2019, net proceeds from financing activities were $83.2 million and $5.0 million, respectively, predominately from the sale of our common stock and exercise of warrants.

Cash used by investing activities for the nine months ended September 30, 2020 and 2019, was $4.0 million and $12 thousand respectively, related to the purchase of property and equipment.

We believe that our cash resources will be sufficient to meet our projected operating requirements into the first half of 2021, but we do not have enough resources to meet our operating requirements for the one-year from the date of filing of this Form 10-Q.

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

In December 2019, a novel strain of Coronavirus (“COVID-19") emerged that has caused significant disruptions to the U.S. and global economy. The spread of COVID-19 has led to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Any of these events may have a material adverse effect on our business, operations and financial condition. The extent to which the Coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among other things.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and the build out of the Advanced Development Center. We will not have enough resources to meet our operating requirements for the one-year from filing date of this report.

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

We will need to obtain additional capital in order to fund future research and development activities and to build out the Advanced Development Center. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

2020 Lincoln Park Transaction

On September 3, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2019 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2019 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $30,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, at the time we signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, we issued 600,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement. The commitment shares were valued at $498,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2020 Purchase Agreement.

During the nine months ended September 30, 2020, no shares of common stock were sold by us under the 2020 Purchase Agreement.

Subsequent to September 30, 2020, we sold an aggregate of approximately 10.5 million shares of common stock under the 2020 Purchase Agreement, for gross proceeds of approximately $6.4 million.

July 2020 Financing

On July 13, 2020, we entered into an underwriting agreement with A.G.P/Alliance Global Partners (“AGP”), relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.50 (“the July 2020 Financing”). The July 2020 Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount, for an aggregate discount of $0.7 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $9.6 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of the our common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, we filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. From date of inception until September 30, 2020, we sold approximately 62.3 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $43.5 million. Subsequent to September 30, 2020, we sold 5.9 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $4.6 million.

February 7th Financing

On February 7, 2020, we entered into an underwriting agreement with AGP pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of our common stock (“the February 7th Financing”). The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

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

During August 2020, 2.2 million of the warrants issued in the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

February 28th Financing

On February 28, 2020, we entered into an underwriting agreement with AGP, relating to the issuance and sale of 14,550,000 shares of our common stock, in a registered direct public offering (“the February 28th Financing”). The public offering price for each share of common stock was $1.10. The February 28th Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

November 2019 Financing

On November 14, 2019, we entered into an underwriting agreement with AGP pursuant to which we sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of our common stock (the “November 2019 Financing”). The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants have an exercise price of $1.94, are exercisable and expire 12 months from the date of issuance. The common warrants are exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

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

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 7th financing, warrants that were issued as part of the November 2019 Financing were repriced at $0.57 pursuant to their terms. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 Financing was triggered. We recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The non-cash “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

As a result of the issuance of common stock in the July 13th Financing for less than the November 2019 Financing warrant exercise price, a repricing of the warrants was triggered and the warrants were repriced at $0.50.

During July 2020, 2.3 million of the warrants issued in the November 2019 Financing, with an exercise price of $0.50, were exercised for proceeds of approximately $1.2 million.

2019 Lincoln Park Transaction

On August 20, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) and a registration rights agreement (the “2019 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2019 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $15,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2019 Purchase Agreement. Pursuant to the terms of the 2019 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2019 Purchase Agreement.

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

During the nine months ended September 30, 2020, we sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million.

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

The July 2019 Financing closed on July 18, 2019. Aegis purchased the shares at an eight percent discount to the then current public price, for an aggregate discount of $0.4 million. We incurred offering expenses of approximately $0.5 million. We received net proceeds of approximately $4.5 million, after deducting the underwriting discount and other offering expenses.

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to we sold securities consisting of 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

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

During the nine months ended September 30, 2019, we sold an aggregate of approximately 22,754 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2018 Purchase Agreement (approximately 26,200 shares) to Lincoln Park under the 2018 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2018 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 26,200 shares to Lincoln Park, by September 30, 2019, under the 2018 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2018 Purchase Agreement without shareholder approval.

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

 Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Amended and Restated 2020 Plan and the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of September 30, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan.

We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of our common stock on the date of the grant. The fair value of the award is measured on the grant date. Most stock options granted pursuant to the Plans typically vest 1/3rd 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. We also issue premium options to executive officers, which have an exercise price greater than the grant date fair value, subject to a one year minimum service period prior to vesting. We have issued performance-based stock options, which vest when target parameters are met, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted during the nine months ended September 2020 was $0.66 per share. The weighted average fair value of options granted during the nine months ended September 2019 was $16.54 per share. No stock options were granted during the three months ended September 30, 2020 and 2019.

Stock-based compensation expense relating to options granted of $0.9 million and $2.0 million was recognized for the three and nine-month periods ended September 30, 2020, respectively, and $0.4 million and $1.1 million was recognized for the three and nine-month periods ended September 30, 2019, respectively.

As of September 30, 2020, we had approximately $6.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.35 years.

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

2020 Employee Stock Purchase Plan

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of September 30, 2020, 300,000 shares were available for future sales under the 2020 ESPP.

The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2020 and 2019, $23,000 and $28,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees During the quarter-ended September 30, 2020, approximately $20,000 of employee payroll deductions have accumulated as of September 30, 2020, and have been recorded in accrued expenses.

Commitments

Research and development

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $25.8 million at September 30, 2020 for future work to be performed.

As of September 30, 2020, there are no commitments related to the Advanced Development Center.

Operating leases

As of September 30, 2020, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$122
2021	495
2022	174
2023	154
2024 and after	294
Included interest	(33)
$1,206

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2020, we issued 2,000,000 shares of common stock to Trigemina, Inc. in connection with the purchase of certain assets from Trigemina.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	Purchase and Sale Agreement, dated October 14, 2020. †

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 9, 2020	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)