Form 10-K
period 2020-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2021-03-15
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Main Street, Suite 101 Chatham, New Jersey	07928
(Address of principal executive office)	(Zip Code)
(862) 904-8182 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	TNXP	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $63,913,845. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2021, there were 323,917,731, shares of registrant’s common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file or will file with the SEC, which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on our corporate website at www.tonixpharma.com).

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

 Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing small molecules and biologics to treat and prevent human disease and alleviate suffering. Tonix’s portfolio is primarily composed of central nervous system, or CNS, and immunology product candidates. The CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. The immunology portfolio includes vaccines to prevent infectious diseases and biologics to address organ rejection, cancer, and autoimmune diseases. Our lead programs are TNX-102 SL*, a sublingual tablet for the management of fibromyalgia, or FM, and TNX-1800**, a live replicating virus vaccine to protect against COVID-19.

Our most advanced CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of cyclobenzaprine, or CBP, designed for bedtime administration. TNX-102 SL has active investigational new drug applications, or INDs, for FM, posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. TNX-102 SL is in mid-Phase 3 development for the management of FM which is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  We reported positive results from its Phase 3 RELIEF study in December 2020 and expect interim analysis data from a second Phase 3 study, RALLY, in the third quarter of 20211, followed by topline data in the fourth quarter of 2021. We completed enrollment of 50% of participants in the RALLY study in March 2021. For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. As a next step, we intend to meet with the U.S. Food and Drug Administration, or FDA, to discuss potential new endpoints for the indication of treatment of PTSD and also to discuss potential endpoints for an indication of PTSD-related Sleep Disturbance. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol.

Other CNS candidates in development include TNX-1900* (intranasal potentiated oxytocin), which is in development as a candidate for prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions. TNX-1900 was acquired from Trigemina, Inc. in 2020 and licensed from Stanford University in 2020. We intend to submit an IND to the FDA in the second quarter of 2021 and initiate a Phase 2 study in migraine in the third quarter of 2021. Tonix also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva. TNX-2900* is another intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite later in life.

TNX-601 CR* (tianeptine oxalate and naloxone controlled-release tablets) is another CNS product candidate~~,~~ in development as a daytime treatment for major depressive disorder, or depression, as well as for PTSD and neurocognitive dysfunction associated with corticosteroid use. We completed a Phase 1 trial for formulation development outside of the U.S. and expect to file an IND for TNX-601 for depression in the U.S. in 2021.

TNX-1300** (double-mutant cocaine esterase) is also in Tonix’s CNS portfolio and is in Phase 2 development for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who had received intravenous, or i.v., cocaine. We expect to initiate a Phase 2 open-label safety study of TNX-1300 in an emergency room setting in the second quarter of 2021.

Our immunology portfolio includes vaccines to prevent infectious diseases and biologics to address organ rejection, cancer, and autoimmune diseases. Our lead vaccine candidate, TNX-1800**, is a live replicating vaccine based on the horsepox viral vector platform to protect against COVID-19, primarily by eliciting a T cell immune response. We reported positive immune response data in non-human primates in the fourth quarter of 2020 and expect to report efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. TNX-801**, a live horsepox virus vaccine for percutaneous administration, is in the pre-IND stages of development to protect against smallpox and monkeypox. Both TNX-1800 and TNX-801 are based on the proprietary horsepox viral vector platform.

TNX-2100** is a skin test we are developing to measure SARS-CoV-2 exposure and T cell immunity. It is an intradermal test to measure delayed-type hypersensitivity (DTH) response to SARS-CoV-2. We have manufactured GMP peptides designed to stimulate SARS-CoV-2 specific T cells and expect to submit an IND to the FDA in the second quarter of 2021 and initiate clinical trials in the second half of 2021.

TNX-1500** is monoclonal antibody, or mAb, directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection and autoimmune conditions.

Finally, our preclinical pipeline includes TNX-1600*, TNX-1700**, TNX-701* and TNX-2300**. TNX-1600 is an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine (a triple reuptake inhibitor). TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a daytime treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019, and is a biologic being developed to treat gastric and pancreatic cancers. TNX-701 is an undisclosed small molecule, which is being developed to prevent deleterious effects of radiation exposure which has the potential to be used as a medical countermeasure to improve biodefense. Tonix is also developing TNX-2300** as a second COVID-19 vaccine under an option agreement with Kansas State university. TNX-2300 is a live replicating viral vector based on the bovine parainfluenza virus.

1Pending submission and agreement from FDA on statistical analysis plan.

*TNX-102 SL, TNX-601 CR, TNX-1600, TNX-1900, TNX-2900 and TNX-701 are investigational new drugs and have not been approved for any indication.

**TNX-1800, TNX-801, TNX-2300, TNX-2100, TNX-1300, TNX-1500 and TNX-1700 are investigational new biologics and have not been approved for any indication.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

Corporate Information

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp. Our common stock is listed on The NASDAQ Global Market under the symbol “TNXP”. Our principal executive offices are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 904-8182. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com.

 TNX-102 SL – Fibromyalgia

TNX-102 SL is a small, rapidly disintegrating tablet containing CBP for sublingual administration. TNX-102 SL employs a proprietary protective eutectic formulation of CBP, Protectic™, which enables rapid systemic exposure and increased bioavailability through transmucosal absorption. We are developing TNX-102 SL for the management of FM. TNX-102 SL for FM is a non-opioid, centrally-acting analgesic that could potentially provide a new therapeutic option for FM patients. In September 2016, we interrupted the development of TNX-102 SL for the management of FM to focus on the treatment of PTSD. Our previous development efforts for TNX-102 SL in FM studied the 2.8 mg dose in a Phase 2 and a Phase 3 study. Based on our experience with higher doses of TNX-102 SL, 5.6 mg, in PTSD, we restarted the clinical program in FM using TNX-102 SL 5.6 mg. We met with the FDA in March 2019 to discuss the clinical development plan and the next Phase 3 study design to support the FM indication. We received guidance from the FDA to advance FM using TNX-102 SL 5.6 mg. We reported positive data for the RELIEF Phase 3 trial (F304) in December 2020. We are now in mid-Phase 3 development for the management of fibromyalgia and are currently conducting a second Phase 3 study, the RALLY (F306) study, which started enrolling patients in September 2020. Pending agreement with FDA, we plan to conduct an interim analysis, or IA, and we expect interim analysis results from this study in the third quarter of 2021 and topline data in the fourth quarter of 2021. The program in FM is expected to qualify for the 505(b)(2) regulatory pathway for FDA approval.

TNX-1800 – Potential COVID-19 Vaccine

TNX-1800 is a potential vaccine for the novel coronavirus disease, COVID-19, based on a synthetic modified version of live horsepox virus grown in cell culture. TNX-1800 is engineered to express the spike protein from SARS-CoV-2 virus, which causes COVID-19.

TNX-1800 is based on our proprietary horsepox vector platform. Horsepox is closely related to vaccinia vaccines, which are a group of orthopoxviruses that have been used as smallpox vaccines and as experimental vectors for certain other disease-related antigens. Orthopoxviruses, like vaccinia, can be engineered to express foreign genes and have been explored as platforms for vaccine development because they possess: (1) large packaging capacity for exogenous DNA inserts, (2) precise virus-specific control of exogenous gene insert expression, (3) lack of persistence or genomic integration in the host, (4) strong immunogenicity as a vaccine, (5) ability to rapidly generate vector/insert constructs, (6) potential to be manufactured at industrial scale, and (7) ability to provide direct antigen presentation and T cell-mediated immune response. Although vaccinia vectors are available, different orthopoxvirus strains may behave differently as vectors in part because of their different repertoire of genes that modulate immune responses and host range. Potential advantages of horsepox-based vaccines include the strong immunogenicity we observed for TNX-801 in macaques and mice with good tolerability. The protein synthesis connected with a replicating live virus vaccine provides direct antigen presentation, which can stimulate cellular, or T Cell-mediated immunity in addition to humoral, or antibody-mediated, immunity.

In November 2020, we reported positive immune response results in non-human primates following vaccination using TNX-1800. The research is part of an ongoing collaboration between us, Southern Research Institute and the University of Alberta. At Day 14 after a single vaccination, all eight of the TNX-1800 vaccinated animals made anti-SARS-CoV-2 neutralizing antibodies (≥1:40 titer) and, as expected, none of the eight TNX-801 vaccinated control animals, or any of the four animals in the placebo group, made anti-SARS-CoV-2 neutralizing antibodies (≤1:10 titer). The level of neutralizing anti-SARS-CoV-2 antibody production was similar between the low and high dose TNX-1800 groups (1 x 106 Plaque Forming Units [PFU] and 3 x 106 PFU, respectively). TNX-1800 was well tolerated at both doses. In the second phase of the study, the TNX-1800 vaccinated and control animals were challenged with SARS-CoV-2. Results are expected in the first quarter of 2021.

The further development of TNX-1800 for human clinical trials will require manufacturing according to Good Manufacturing Practice, or GMP, standards and sufficient animal testing. Tonix expects to initiate a Phase 1 safety study using TNX-1800 in humans in the second half of 2021.

We have filed a provisional patent on TNX-1800’s technology. In addition, we expect TNX-1800 to be eligible for 12 years of non-patent-based exclusivity under the Patient Protection and Affordable Care Act, or PPACA.

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

We have filed a patent to protect the TNX-801 vaccine candidate. In addition, we expect that TNX-801 will be eligible for 12 years of non-patent-based exclusivity under the PPACA. Following the passage of the 21st Century Cures Act, a law designed to help accelerate medical product development, we believe TNX-801 will qualify as a medical countermeasure and would therefore be eligible for a Priority Review Voucher upon receiving FDA approval. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA approval by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed by the FDA.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan, to establish the safety and effectiveness evidence to support the licensure TNX-801.We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

 TNX-102 SL – Posttraumatic Stress Disorder

We are developing TNX-102 SL for the treatment of PTSD. TNX-102 SL 5.6 mg was studied in the first Phase 3 study for military-related PTSD, HONOR (P301), which was discontinued after the results of an interim analysis indicated the study met a pre-defined threshold p-value for futility. Retrospective analysis of this Phase 3 study revealed a treatment effect in participants who experienced trauma less than or equal to nine years prior to screening. This analysis defined an optimal treatment window for TNX-102 SL in PTSD within nine years after the index trauma that resulted in PTSD. This retrospective analysis guided the design of the Phase 3 RECOVERY (P302) study, which was initiated in March 2019. Based on interim analysis results of the first 50% of enrolled participants of the RECOVERY trial, an Independent Data Monitoring Committee recommended stopping the study for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement over placebo on the primary endpoint after 12 weeks. We stopped enrollment of new participants but continued to study those participants enrolled until completion. We reported topline data in December 2020, which revealed that the RECOVERY study did not achieve statistical significance in the prespecified primary efficacy endpoint of change from baseline to Week 12 in the Clinician-Administered PTSD Scale for DSM-5 (CAPS-5) between TNX-102 SL and placebo (p=0.343) (TNX-102 SL separated from placebo in the first key secondary endpoint, Clinical Global Impression – Severity (CGI-S) scale (p=0.024) and in the Patient Global Impression of Change (PGIC), (p=0.007). TNX-102 SL also trended for improvement on the PROMIS Sleep Disturbance scale (p=0.055), consistent with the proposed mechanism of targeting the PTSD sleep disturbance. TNX-102 SL is generally well tolerated, and no new safety signals were observed. We plan to meet with the FDA to discuss potential new endpoints for the indication of treatment of PTSD and also to discuss potential endpoints for an indication of PTSD-related Sleep Disturbance. Sleep disturbance is a core symptom of PTSD and believed to play roles in vulnerability, onset, progression and chronicity. Treating sleep disturbance is recognized as a clinically valid approach for addressing global improvement in PTSD. We plan to begin enrolling a Phase 3 study of police in Kenya in 2021. The program in PTSD is expected to qualify for the 505(b)(2) regulatory pathway for FDA approval.

TNX-102 SL – Agitation in Alzheimer’s Disease (AAD)

We are developing TNX-102 SL for the treatment of AAD, which has been designated as a Fast Track development program by the FDA. The program is ready for a Phase 2 study which could potentially serve as a pivotal efficacy study to support NDA approval. The program in AAD is expected to qualify for the 505(b)(2) regulatory pathway for FDA approval.

TNX-102 SL – Alcohol Use Disorder (AUD)

We are developing TNX-102 SL for the treatment of alcohol use disorder (AUD). We announced clearance of the IND for AUD in August of 2020. The FDA cleared the IND for the initiation of a Phase 2 proof-of-concept study. The program in AUD is expected to qualify for the 505(b)(2) regulatory pathway for FDA approval.

TNX-1900 – Migraine and craniofacial pain

We are developing TNX-1900 (intranasal potentiated oxytocin) as a candidate for prophylaxis of chronic migraine and for the treatment of insulin resistance and related conditions. TNX-1900 was acquired from Trigemina in 2020 and licensed from Stanford University in 2020. Oxytocin is a naturally occurring human peptide hormone that acts as a neurotransmitter in the brain. It was originally approved by the FDA as Pitocin®, an intravenous infusion or intramuscular injection drug, for use in pregnant women to induce labor. An intranasal form of oxytocin was marketed in the U.S. by Novartis to assist in the production of breast milk as Syntocinon® (oxytocin nasal 40 units/ml), but the product was withdrawn, and the New Drug Application (NDA) has been discontinued. TNX-1900 is in the pre-Investigational New Drug (IND) stage and have not been approved for any indication. We intend to submit an IND in the second quarter of 2021 and initiate a Phase 2 study in the third quarter of 2021.

TNX-2900 – Prader-Willi Syndrome

TNX-2900 (intranasal potentiated oxytocin) is also based on our patented intranasal potentiated oxytocin formulation, like TNX-1900. TNX 2900 is being developed for the treatment of Prader-Willi syndrome. We licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (Inserm). The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. Prader-Willi syndrome is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in infants or the obesity and hyperphagia in older children associated with Prader-Willi syndrome. Since Prader-Willi syndrome is an orphan disease that occurs in approximately one in 15,000 births, we plan at the appropriate time to submit an application to the FDA for Orphan Drug designation for TNX-2900.

TNX-601 CR – Major Depressive Disorder, PTSD and Neurocognitive Dysfunction from Corticosteroids

We are developing TNX-601 CR (tianeptine oxalate and naloxone controlled release tablets) for the treatment of major depressive disorder, or depression, PTSD, and neurocognitive dysfunction from corticosteroid therapies. TNX-601 CR is a new, controlled release formulation of a novel salt of tianeptine. An immediate release form of tianeptine, with three times a day dosing, has been marketed outside of the U.S. for the treatment of depression for several decades. Tianeptine is believed to work in depression as a modulator of the glutamatergic system. Tianeptine and its major metabolite MC5 are also weak agonists of the mu-opioid receptor.  Neither tianeptine nor MC5 have been shown to bind other neurotransmitter receptors. No tianeptine product is FDA approved in the U.S., but some products containing tianeptine are marketed as nutritional supplements in some states. Other states have restricted the use of tianeptine as a controlled substance. In animals, tianeptine has been shown to reverse the adverse neuroplastic changes that are observed during periods of extreme stress and elevated corticosteroid exposure. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than TNX-102 SL. Several preliminary clinical studies conducted by others have suggested that tianeptine immediate release tablets have activity in combat and military-related PTSD. We reported the results of a Phase 1 pharmacokinetic study in the fourth quarter of 2019, performed outside of the U.S., that was the basis for selecting the TNX-601 CR formulation with controlled release characteristics suitable for once-daily dosing. TNX-601 CR is formulated with naloxone to prevent illicit parenteral abuse. Tonix is planning to start a Phase 2 study, pending IND clearance from the FDA, in depression in the fourth quarter of 2021.

 TNX-1300 – Cocaine Intoxication

We licensed TNX-1300 from Columbia University in May 2019. We are developing TNX-1300 for the treatment of cocaine intoxication.  TNX-1300 (T172R/G173Q double-mutant cocaine esterase 200 mg) is a recombinant protein enzyme produced through rDNA technology in a non-disease-producing strain of E. coli bacteria.  Cocaine Esterase (CocE) was identified in a bacterium (Rhodococcus) that uses cocaine as its sole source of carbon and nitrogen and that grows in soil surrounding coca plants.  The gene encoding CocE was identified and the protein was extensively characterized. CocE catalyzes the breakdown of cocaine into metabolites ecgonine methyl ester and benzoic acid.  Wild-type CocE is unstable at body temperature, so targeted mutations were introduced in the CocE gene and resulted in the T172R/G173Q double-mutant CocE, which shows activity for approximately 6 hours at human body temperature. In a Phase 2 study of volunteer cocaine abusers conducted prior to Tonix licensing the program, TNX-1300 was well tolerated at 100 mg or 200 mg i.v. doses and rapidly, within a few minutes, interrupted cocaine effects after cocaine 50 mg i.v. challenge. TNX-1300 has been granted BTD by the FDA for the treatment of cocaine intoxication. In August 2019, we met with the FDA to seek guidance on the nonclinical study plans to support the clinical development of TNX-1300. We intend to initiate a Phase 2 open-label safety study in an emergency department (ED) setting in the second quarter of 2021.

TNX-2100 – COVID-19 Skin Test

TNX-2100 (SARS-CoV-2 epitope peptide mixtures for intradermal administration) is designed to measure T cell immunity to SARS-CoV-2 as a diagnostic skin test. TNX-2100 measures the delayed-type hypersensitivity (DTH) reaction to SARS-CoV-2 (CoV-2), the virus that causes COVID-19. There currently is no FDA approved laboratory test available to measure T cell immune responses to CoV-2. The research test currently performed by specialized laboratories is called intracytoplasmic cytokine staining, or ICS, and is not standardized. FDA recently granted Emergency Use Authorization to T-Detect™ COVID from Adaptive Biotechnologies Corporation, which is based on a novel technology that identifies rearranged TCRβ sequences from patient genomic DNA and uses a proprietary algorithm to compare patient sequences to a database of sequences from patients known to have been infected with SARS-CoV-2. From the available information, it appears T-Detect COVID can assess past infection with SARS-CoV-2 by traces of SARS-CoV-2 specific T cells, but it does not appear to be a measure of functional T cell immunity. T cell immunity to CoV-2 persists longer than antibody immunity, is sometimes present in the absence of a measurable antibody response and is believed to provide an important element of protection against serious COVID-19 illness after infection with CoV-2. Tonix’s proposed skin test has the potential to serve as: 1) a biomarker for cellular immunity and protective immunity; 2) a method to stratify participants in COVID-19 vaccine trials by immune status; 3) an endpoint in COVID-19 vaccine trials, and 4) a biomarker of durability of vaccine protection. Discovered in 1882 by Robert Koch, the DTH reaction has been used for more than a century as a clinical test for T cell-mediated immune reactions. In the 1940s, Landsteiner and Chase demonstrated that the reaction was mediated by the cellular and not the antibody arm of the immune system. When small quantities of antigen are injected intradermally, a hallmark response is elicited which includes induration, swelling and monocytic infiltration into the site of the lesion within 24 to 48 hours. This reaction has been shown to be dependent on the presence of memory T cells. Both the CD4+ and CD8+ T cells have been shown to participate in this response. DTH skin tests have been commonly used to detect T cell responses to tuberculosis, fungal pathogens, and mumps virus. Tonix expects to initiate clinical trials in the second half of 2021, upon receiving IND clearance by the FDA.

TNX-1500 – anti-CD40L mAb

TNX-1500 (monoclonal antibody anti-CD40-L or anti-CD154) is a third-generation monoclonal antibody, or mAb, currently in preclinical development as a potential first line monotherapy for preventing or treating organ transplant rejection autoimmunity. Several studies have shown mAbs that react with the same molecular target as TNX-1500 to be active in the treatment of human systemic lupus erythematosus and in transplant rejection.  TNX-1500 is specifically designed to retain the efficacy of anti-CD40L mAbs while mitigating potential side effects. In August 2019, we announced a research collaboration with the Massachusetts General Hospital (MGH) in Boston for the testing of TNX-1500 for the prevention of heart transplant rejection. In January 2021, we announced a second research collaboration with MGH for the testing of TNX-1500 for the prevention of kidney transplant rejection. We expect to have GMP material available in the third quarter of 2021.

TNX-2300 – Potential COVID-19 Vaccine

We are party to a preclinical research and option agreement with Kansas State University to develop a vaccine candidate for the prevention of COVID-19 that utilizes a novel live virus vaccine vector platform and the CD40-L, to stimulate T cell immunity. Under the research agreement, Kansas State will advance preclinical development of a live replicating virus vaccine to protect against COVID-19 based on bovine parainfluenza virus. Attenuated bovine parainfluenza virus has previously been shown to be an effective antigen delivery vector in humans. Reports of testing in non-human primates, indicate the attenuated BPI3V was well tolerated, infectious, and immunogenic. The vector is well suited for mucosal immunization using a nasal atomizer, but it can also be delivered parenterally. The technology also includes CD40-ligand, as a molecular stimulant to trigger strong immunity including T cell responses. The vaccine is designed to potentially stimulate immunity against the SARS-CoV-2 spike protein. We expect data from small animals to measure efficacy in challenge studies using SARS-CoV-2 in the second quarter of 2021.

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

TNX-1700 (rTFF2) was licensed from Columbia University in September 2019. TNX-1700 is a biologic molecule currently in preclinical development as a treatment for gastric and pancreatic cancers. TFF2 is a small, secreted protein, encoded by the TFF2 gene in humans, that is expressed in gastrointestinal mucosa where it functions to protect and repair mucosal tissue. TFF2 is also expressed at low levels in splenic immune cells and is now appreciated to have intravascular roles in spleen and in the microenvironment of tumors. In gastric cancer, TFF2 is epigenetically silenced, and TFF2 is suggested to be protective against cancer development through several mechanisms. The mechanism of action of rTFF2 is different from anti-PD-1 or anti-PD-L1 monoclonal antibodies and Tonix is studying rTFF2 to determine whether there are additive or synergistic effects of combining rTFF2 with other anti-neoplastic treatments in gastric and pancreatic cancers.

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

Our Strategy

Our objective is to develop and commercialize our product candidates. The principal components of our strategy are to:

●

Develop TNX-102 SL for FM, PTSD, AAD, AUD and Other Indications.  We currently are developing TNX-102 SL for the management of FM and the treatment of PTSD. Our broader development strategy is to leverage the patented formulation to explore the clinical potential of TNX-102 SL in multiple other pain, psychiatric, and addiction conditions, including AAD and AUD, that are either underserved by currently approved medications or have no approved treatment thus representing large unmet medical needs;

●	Develop TNX-1800 for COVID-19. We currently are focusing on the development of TNX-1800 for protection against COVID-19. We expect to be engaged in laboratory experiments and animal experiments, followed by clinical trials to determine whether TNX-1800 protects against effects of SARS-CoV-2 virus infection;

●	Develop TNX-801 for preventing smallpox and monkeypox. We currently are focusing on the development of TNX-801 to protect against smallpox and monkeypox. Based on the results of TNX-801 in an experiment which showed protection of macaques against monkeypox, we are focused on manufacturing TNX-801 vaccine at GMP standard, for further studies;

●

Maximize the commercial potential of TNX-102 SL. We plan to commercialize TNX-102 SL, either on our own or through collaboration with partners. We believe TNX-102 SL can be marketed to U.S. physicians either by an internal sales force that we would build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for the commercialization of TNX-102 SL;

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the cases of TNX-801 and TNX-1800, we own patent applications protecting their composition-of-matter and certain methods of its use. In the cases of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. We plan to opportunistically apply for new patents to protect TNX-102 SL and our other product candidates;

●	Provide value propositions to merit market demand and reimbursement for our product candidates. We are designing the development programs for our product candidates to demonstrate their value propositions to patients, prescribers, and third-party payors. In the case of TNX-102 SL, we have been engaged in market research and commercial assessment activities, the results of which we may use to inform future commercial strategy. We plan to continue these activities in tandem with our clinical development of TNX-102 SL and to conduct similar work in relation to our other product candidates as they advance in their development; and

●	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of TNX-102 SL, and our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of cyclobenzaprine for generalized anxiety disorder, depression, and fatigue related to disordered sleep.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our clinical-stage product candidates and lead COVID-19 vaccine candidate is set forth below.

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

COVID-19 is a respiratory disease. Symptoms may appear 2-14 days after exposure and include fever, cough and shortness of breath. The World Health Organization, or WHO, declared COVID-19 a global pandemic.

Coronaviruses are a large family of viruses that are common in people and many different species of animals, including camels, cattle, cats, and bats. Rarely, animal coronaviruses can infect people and then spread between people such as with MERS-CoV, SARS-CoV, and now with SARS-CoV-2. New strains of SARS-CoV-2 have emerged and some appear to have the potential to evade vaccine-induced immunity.

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

These two smallpox vaccines are FDA approved and purchased by the U.S. Strategic National Stockpile. The U.S. Strategic National Stockpile currently stores more than 300 million doses of smallpox vaccine to protect the U.S. population in the event of reintroduction of variola. We believe that the Strategic National Stockpile will continue to be stocked primarily with a live replicating virus vaccine and secondarily with a non-replicating virus. ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox. Jynneos® is the only non-replicating virus vaccine currently approved by the FDA to protect against smallpox. In the post-eradication world, the risk of variola infection is low, so non-replicating vaccines like Jynneos have an appropriate ratio of risk and benefit. However, in a potential post-reintroduction world, we believe live replicating virus vaccines like TNX-801 would be administered to healthy, immunocompetent, non-pregnant adults without risk factors such as eczema or heart disease. The assessment of efficacy of modern smallpox vaccines and the expected benefit of vaccination policy are based on the historical success of predicate live replicating vaccinia vaccines to control smallpox during the time the disease was endemic. We believe TNX-801 has the potential to have improved safety and tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines.

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

Many patients fail to adequately respond to the medications approved for PTSD and approved medications show little evidence of a treatment effect in men, lack evidence of efficacy in those for whom the traumatic event was combat-related, and carry suicidality warnings. Sleep disturbances are central features of PTSD and are predictive of disease severity, depression, substance abuse, and suicidal ideation, yet are resistant to the approved medications and present a difficult therapeutic challenge. Current PTSD treatments include off-label use of anxiolytics, sedative-hypnotics, and antipsychotics, many of which lack reliable evidence of efficacy, and several have significant safety liabilities and dependence risk.

Agitation in Alzheimer’s Disease

Alzheimer’s disease is a chronic neurodegenerative disease in which behavioral symptoms are a major clinical complication. Sleep disturbances and agitation are common and co-morbid features of Alzheimer’s disease. Agitation, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of these behavioral complications of Alzheimer’s disease. AAD is likely to affect more than half of the 6.2 million Americans who currently suffer from Alzheimer’s disease, and this number is expected to nearly double by 2050. The presence of agitation nearly doubles the cost of caring for patients with Alzheimer’s disease, and agitation is estimated to account for more than 12 percent of the $355 billion in healthcare and societal cost of associated with Alzheimer’s disease for the year 2021 in the U.S.

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

Alcohol Use Disorder

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

Major Depressive Disorder

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

Cocaine Intoxication

Cocaine is an illegal recreational drug which is taken for its pleasurable effects and associated euphoria. Pharmacologically, cocaine blocks the reuptake of the neurotransmitter dopamine from central nervous system synapses, resulting in the accumulation of dopamine within the synapse and an amplification of dopamine signaling that is related to its role in creating positive feeling. With the continued use of cocaine, however, intense cocaine cravings occur resulting in a high potential for abuse and addiction, or dependence, as well as the risk of cocaine intoxication. Cocaine intoxication refers to the deleterious effects on other parts of the body, especially those involving the cardiovascular system.  Common symptoms of cocaine intoxication include tachyarrhythmias and elevated blood pressure, either of which can be life-threatening.  As a result, individuals with known or suspected cocaine intoxication are sent immediately to the emergency department, preferably by ambulance in case cardiac arrest occurs during transit.  There are approximately 505,000 emergency room visits for cocaine abuse each year in the U.S., of which 61,000 require detoxification services.  According to the National Institute on Drug Abuse, over 15,883 individuals died of cocaine overdose in 2019.

Attention Deficit Hyperactivity Disorder

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

Migraine Headaches

Migraine is a primary headache disorder characterized by recurrent headaches that are moderate to severe. Typically, episodes affect one side of the head, are pulsating in nature, and last from a few hours to three days. Associated symptoms may include nausea, vomiting, and sensitivity to light, sound, or smell. The pain is generally made worse by physical activity, although regular exercise may have prophylactic effects. Up to one-third of people affected have aura: typically a short period of visual disturbance that signals that the headache will soon occur. Occasionally, aura can occur with little or no headache following it. Approximately one billion individuals worldwide suffer from migraine (~14% of the population). Migraine is the second leading cause of years lived with disability. Chronic migraine (≥ 15 headache/migraine days per month) affects about 1-2% of individuals (~75-150 million individuals worldwide; 3-7 million in the U.S.). CGRP antibodies are the only migraine specific prophylaxis drugs approved in decades, but they require parenteral administration and there are long term safety concerns with prolonged systemic blockade of CGRP receptor.

Prader-Willi Syndrome

Prader-Willi syndrome is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. The hallmarks of Prader-Willi syndrome are lack of suckling in infants and, in children and adults, severe hyperphagia, an overriding physiological drive to eat, leading to severe obesity and other complications associated with significant mortality. Prader-Willi syndrome is an orphan disease that occurs in approximately one in 15,000 births. There is currently no approved treatment for either the suckling deficit in babies or the obesity and hyperphagia in older children associated with Prader-Willi syndrome.

Clinical-Stage Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. The following table summarizes our most prioritized and advanced product candidates as well as our COVID-19 vaccine candidates, for which we plan to complete the required clinical studies to support their NDA approvals:

Product Candidate	Indication	Stage of Development	Commercialization Rights
TNX-102 SL	Fibromyalgia	Mid-Phase 3	Worldwide
TNX-1800	COVID-19 vaccine	Pre-clinical	Worldwide
TNX-801	Smallpox and monkeypox vaccine	Pre-clinical	Worldwide
TNX-102 SL	Posttraumatic stress disorder	Phase 3	Worldwide
TNX-102 SL	Agitation in Alzheimer’s disease	Phase 2 ready	Worldwide
TNX-102 SL	Alcohol Use Disorder	Phase 2 ready	Worldwide
TNX-601 CR	Depression, PTSD, Neurocognitive Dysfunction from Corticosteroids	Pre-IND	Worldwide
TNX-1300	Cocaine Intoxication	Phase 2	Worldwide
TNX-1900	Migraine and craniofacial pain	Pre-IND	Worldwide
TNX-2100	COVID-19 Skin test	Pre-clinical	Worldwide

TNX-102 SL

Overview

TNX-102 SL, in clinical development for registration in four indications. TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing TNX-102 SL as a bedtime treatment for FM, PTSD, AAD and AUD. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of CBP.

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

CBP is the active ingredient of two products that are approved in the U.S. for the treatment of muscle spasm: Flexeril® (5 mg and 10 mg oral immediate-release, or IR, tablet) and Amrix® (15 mg and 30 mg oral extended-release capsule). The Flexeril brand of CBP IR tablet has been discontinued since May 2013. There are numerous generic versions of CBP IR tablets on the market. CBP-containing products are approved for short term use (two to three weeks) only as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. CBP IR tablets are recommended for three times per day dosing, which results in relatively stable blood levels of CBP after several days of treatment. Extended-release CBP capsules taken once a day mimic, and flatten, the pharmacokinetic profile of three times per day CBP IR tablets.

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

We have successfully completed the pivotal exposure bridging study with TNX-102 SL compared to Amrix.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, with Amrix as the reference listed drug, or RLD. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the U.S. We believe that TNX-102 SL has the potential to provide clinical benefit to FM and PTSD patients and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

TNX 102 SL – FM program

We are developing TNX-102 SL as a bedtime treatment for FM under an effective IND application. The potential approval of TNX-102 SL for FM is expected to be under Section 505(b)(2) of the FDCA.

Clinical Development Plan

Ongoing Phase 3 RALLY Study (F306)

We are enrolling patients into the Phase 3 RALLY study. We enrolled the first patient in September 2020. The RALLY study is a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of TNX-102 SL in FM. The trial is expected to enroll approximately 670 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there will be a run-in period in which patients will start on TNX-102 SL 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients will have the dose increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint is daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation.

The RALLY study is expected to have one unblinded interim analysis by an IDMC when the study has results from approximately the first 50% of efficacy-evaluable patients, pending agreement with the FDA. We expect results from the interim analysis in the third quarter of 2021 and topline results from this study in the fourth quarter of 2021, assuming the sample size remains 670 patients. We completed enrollment of 50% of participants in the RALLY study in March 2021.

Completed Phase 3 RELIEF Study (F304)

In the fourth quarter of 2020, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of TNX-102 SL in 503 participants with FM, which we refer to as the RELIEF study. The primary objective of this study was to evaluate the potential clinical benefit of using TNX-102 SL to treat FM at a dose of 5.6 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the RELIEF trial was the daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation. The RELIEF study achieved statistical significance on the primary efficacy endpoint: change from baseline in the weekly average of daily diary pain severity numerical rating scale (NRS) scores for TNX-102 SL 5.6 mg (LS mean [SE]: -1.9 [0.12] units) versus placebo (-1.5 [0.12] units), analyzed by mixed model repeated measures with multiple imputation (LS mean [SE] difference: -0.4 [0.16] units, p=0.010). The statistically significant improvement in pain is further substantiated when diary pain was analyzed by another standard statistical approach, a 30 percent responder analysis, with 46.8% on active and 34.9% on placebo having a 30 percent or greater reduction in pain (logistic regression; odds ratio [95% CI]: 1.67 [1.16, 2.40]; p=0.006). Consistent with the proposed mechanism that TNX-102 SL acts in fibromyalgia through improving sleep quality, TNX-102 SL showed nominal improvement of sleep by several measures. For daily diary sleep quality ratings, TNX-102 SL (-2.0 [0.12] units) compared to placebo (-1.5 [0.12] units) was nominally significant (LS mean difference: -0.6 [0.17] units; p<0.001). For the PROMIS Sleep Disturbance instrument, TNX-102 SL was also nominally significant over placebo on T-scores (LS mean difference: -2.9 [0.82] units; p<0.001). The effect sizes on the diary sleep ratings and PROMIS Sleep Disturbance instrument were 0.31 and 0.32, respectively.

In the RELIEF study, TNX-102 SL was similarly well tolerated as in Phase 2 BESTFIT and Phase 3 AFFIRM studies which both studied TNX-102 SL at a lower dose of 2.8 mg daily. There were no new safety signals observed in the RELIEF study at the 5.6 mg daily dose. Among participants randomized to the TNX-102 SL and placebo arms, 82.3% and 83.5%, respectively, completed the 14-week dosing period. As expected based on prior TNX-102 SL studies, administration site reactions are the most commonly reported adverse events and were higher in the TNX-102 SL treatment group, including rates of oral numbness (17.3% vs. 0.8%), oral pain/discomfort (11.7% v. 2.0%), taste impairment (6.5% vs. 0.4%), and oral tingling (5.6% v. 0.4%). Oral numbness or tingling and taste impairment were local administration site effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in almost all occurrences. The only systemic treatment-emergent adverse events that occurred at a rate of 5.0% or greater in either arm was somnolence/sedation at 5.6 percent in the TNX-102 SL arm vs. 1.2% in placebo, which was consistent with known side effects of marketed oral cyclobenzaprine. Adverse events resulted in premature study discontinuation in 8.9% of those who received TNX-102 SL compared with 3.9% of placebo recipients. There were a total of seven serious adverse events in the study, none of which were deemed related to investigational product; five in placebo arm, and two in TNX-102 SL arm. Of the two in the TNX-102 SL arm, one was a motor vehicle accident with multiple bone fractures, and the other was a pneumonia secondary to an infection.

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

Other NDA Requirements

The Agreed Initial Pediatric Study Plan, or Agreed iPSP, was accepted by the FDA in September 2015. An amendment to the Agreed iPSP will be submitted in the second quarter of 2021 for FDA agreement prior to marketing application.

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

Phase 1 Bioequivalence, Bridging PK, Food-Effect and Dose-Proportionality Studies

Completed Bioequivalence Study

We completed a Phase 1 bioequivalence study that compared the pharmacokinetic profiles of a single-dose of TNX-102 SL 2.8 mg tablets manufactured at two facilities: (i) the facility used to produce TNX-102 SL 2.8 mg tablets for the Phase 2 BESTFIT study; and (ii) the facility used to produce TNX-102 SL 2.8.mg tablets for our clinical studies required to support the FM NDA submission and the to-be-marketed product. This bioequivalence study demonstrated that TNX-102 SL, 2.8 mg tablets manufactured at these two facilities were bioequivalent, supporting the use of the Phase 2 study to support the Phase 3 studies.

Completed Multi-dose Bridging PK Study

We intend to seek the FDA’s marketing approval for TNX-102 SL pursuant to Section 505(b)(2) of the FDCA using AMRIX® extended-release, or ER, capsules (30 mg) as our RLD. We completed a study of TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) in comparison to AMRIX 30 mg ER capsules in a randomized, open-label, parallel, multiple-dose bridging PK study to provide a systemic exposure bridge.  The TNX-102 SL initial dose and at steady state exposures were less than the RLD maximum approved dose (30 mg) and the metabolic profile was similar to AMRIX. The results of this study provide the necessary systemic exposure bridge of TNX-102 SL to AMRIX. The approval of TNX-102 SL for FM can thus rely on the safety findings (clinical and nonclinical) and relevant labeling information in the approved AMRIX prescribing information.

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

Cyclobenzaprine Hydrochloride Nonclinical Development

The FDA has accepted our proposed nonclinical data package to support our FM NDA filing. In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing and to support Phase 3 clinical studies outside the U.S., if necessary. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX prescribing information, or labeling, which is necessary to support the TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of TNX-102 SL, the FDA agreed that nonclinical study to assess CBP abuse and dependency potential is not required to support the TNX-102 SL NDA filing.

Manufacturing

TNX-102 SL drug product for Phase 3 and the associated registration batches for the NDA were manufactured at commercial cGMP facilities. We currently have in excess of 24 months stability data in the proposed packaging configurations ready for commercialization. The FDA has reviewed the proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans as part of the IND process. Tonix is ready to manufacture TNX-102 SL commercial product for the forecasted FM market.

TNX-1800 – Potential COVID-19 Vaccine

Overview

We are developing TNX-1800 (live modified horsepox virus vaccine for percutaneous administration), a potential vaccine to protect against COVID-19. TNX-1800, which is based on Tonix’s proprietary horsepox vaccine platform, expresses the spike protein from the virus (SARS-CoV-2) that causes COVID-19. We believe the platform can be engineered to express relevant protein antigens from different infectious diseases to make a variety of vaccines. On November 16, 2020, we announced that TNX-1800 was well tolerated in non-human primates and vaccination with TNX-1800 resulted in the production of antibodies that neutralize SARS-CoV-2. As part of our continued collaboration with Southern Research and the University of Alberta, vaccinated non-human primates were exposed to SARS-CoV-2 and monitored for disease progression and immunological responses. We expect to report the results of that study in the first quarter of 2021. The further development of TNX-1800 for human clinical trials will require manufacturing according to Good Manufacturing Practice, or GMP, standards and sufficient animal testing in small animals and in non-human primates.

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

We are developing TNX-801 as a prophylactic vaccine for active immunization against smallpox and monkeypox disease for individuals at high risk for infection. We believe the efficacy and safety data generated in the course of the proposed studies would facilitate a biologics license application (BLA) for both smallpox and monkeypox vaccine indications.

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Monkeypox is an acute contagious disease caused by the monkeypox virus, which is also a member of the orthopoxvirus family. Monkeypox symptoms are similar to those of smallpox, although less severe. Monkeypox is emerging as an important zoonotic infection in humans in Central and West Africa. Monkeypox is a growing problem in certain regions of Africa. Some cases of monkeypox have been reported outside of Africa in patients who had been infected while in Africa.

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

The FDA approved Jynneos in 2019 based on the demonstration of immunologic non-inferiority to ACAM2000 in humans (peak serum neutralizing antibody titers) and protection against MPXV challenge in a non-human primate (NHP) model. While live replicating vaccinia virus vaccines are administered by a single percutaneous scarification procedure, Jynneos is administered by subcutaneous injection and requires two injections separated by a month or more to induce acceptable neutralizing antibodies.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure of TNX-801. We recently filed a patent on the novel virus vaccine. In addition, 12 years of non-patent-based exclusivity is expected under the Patient Protection and Affordable Care Act, or PPACA. Following the recent passage of the 21st Century Cures Act, we believe TNX-801 qualifies as a medical countermeasure, and therefore should be eligible for a Priority Review Voucher upon receiving FDA licensure. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA licensure by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is licensed. We are currently working to develop a vaccine that meets cGMP quality to support an IND study.

TNX-102 SL – Posttraumatic Stress Disorder Program

We are developing TNX-102 SL as a bedtime treatment of PTSD under an effective IND application. The potential approval of TNX-102 SL for PTSD is expected to be under Section 505(b)(2) of the FDCA.

Phase 3 RECOVERY Study (P302)

We initiated the RECOVERY study (P302) in March 2019. The RECOVERY Phase 3 study is a double-blind, randomized, placebo-controlled study of TNX-102 SL 5.6 mg (2 x 2.8 mg sublingual tablets) over 12 weeks of treatment. The RECOVERY study is being conducted at approximately 30 U.S. sites.  The study planned to enroll 250 participants with civilian and military-related PTSD.  The design of this study was guided based on the results of the Phase 3 HONOR study and Phase 2 AtEase study. RECOVERY restricts enrollment of study participants to individuals with PTSD who experienced an index trauma within nine years of screening. The two previous PTSD studies of TNX-102 SL (P201 and P301) restricted enrollment to participants who experienced traumas during military service since 2001.  The primary efficacy endpoint is the Week 12 mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with TNX-102 SL and those receiving placebo.  Based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but we continued studying those participants currently enrolled until completion and proceeded with a full analysis of the unblinded data to determine the next steps in this program. Topline data was reported during the fourth quarter of 2020, which revealed that the RECOVERY study did not achieve statistical significance in the prespecified primary efficacy endpoint of change from baseline to Week 12 in the CAPS-5 between TNX-102 SL and placebo (p=0.343). TNX-102 SL separated from placebo in the first key secondary endpoint, CGI-S scale (p=0.024) and in the PGIC, (p=0.007). TNX-102 SL also trended for improvement on the PROMIS Sleep Disturbance scale (p=0.055), consistent with the proposed mechanism of targeting the PTSD sleep disturbance. TNX-102 SL is generally well tolerated and no new safety signals were observed. Tonix plans to meet with the FDA to discuss potential new endpoints for the indication of treatment of PTSD and also to discuss potential endpoints for an indication of PTSD-related Sleep Disturbance. Sleep disturbance is a core symptom of PTSD and believed to play roles in vulnerability, onset, progression and chronicity. Treating sleep disturbance is recognized as a clinically valid approach for addressing global improvement in PTSD.

Discontinued Phase 3 HONOR Study (P301)

In the third quarter of 2018, we announced the results of a randomized, double-blind, placebo-controlled Phase 3 study of TNX-102 SL, planned for enrollment of approximately 550 participants with military-related PTSD conducted at approximately 40 U.S. sites, which we refer to as the HONOR study. This study was an adaptive design study based on the results of the Phase 2 AtEase study. The study design was very similar to the Phase 2 AtEase study, except there was one planned IA and the involvement of an IDMC, which reviewed the unblinded IA results. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) was investigated and the baseline severity entrance criterion was a CAPS-5 total score ≥ 33 in this Phase 3 study. The primary efficacy endpoint of the HONOR study was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with TNX-102 SL and those receiving placebo. The CAPS-5 is a standardized structured clinical interview and serves as the standard in research for measuring the symptom severity of PTSD.  The IA was conducted when approximately 50% of the initially planned participant enrollment was evaluable for efficacy. HONOR was discontinued after the results of the IA indicated a pre-defined threshold p-value for continuing enrollment was not achieved, i.e. IDMC recommended stopping for futility.  The modified Intent-to-Treat (mITT) population analyzed at the time of the IA included 252 participants.

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

Retrospective analysis of the HONOR study revealed a treatment effect in participants who experienced trauma less than or equal to nine years prior to screening. In the participants who experienced trauma within nine years, the p-value of the CAPS-5 primary endpoint at Week 12, using mixed model repeated measures with multiple imputation (MMRM with MI), was 0.039, with a least-squares mean difference from placebo of -5.9 units. In contrast, there was no difference in CAPS-5 in the participants who experienced trauma more than nine years prior to screening compared to placebo. This analysis defined an optimal treatment window for treatment with TNX-102 SL for PTSD of the first nine years after the index trauma that resulted in PTSD and guided the design of the next Phase 3 study in PTSD, RECOVERY.

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

In August 2019, we held a Breakthrough Therapy Type B Meeting for continuing BTD with the FDA. FDA agreed to consider the Phase 3 HONOR study additional data and information we presented at the meeting. In May 2020, the FDA rescinded the Breakthrough Therapy Designation for TNX-102 SL because the criteria for designation are no longer met.

In February 2020, based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but continued studying those participants enrolled until completion and then proceeded with a full analysis of the unblinded data in December 2020 to determine the next steps in this program.

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

Based on this feedback, we submitted an IND application in July 2020 and FDA clearance of an IND application was received in August 2020. This program is now Phase 2 proof-of-concept ready and is expected to qualify for the 505(b)(2) regulatory pathway for approval.

Additional Product Candidates

We also have a pipeline of other drug and biologic candidates, including, TNX-601 CR, a pre-IND daytime treatment for depression, PTSD, and Neurocognitive Dysfunction from Corticosteroids; TNX-701, a preclinical drug candidate for radioprotection; TNX-1300, a Phase 2 candidate for cocaine intoxication, TNX-1500 a preclinical candidate for transplant organ rejection and autoimmune conditions, TNX-1600, a preclinical candidate for PTSD, ADHD and depression, TNX-1700 a preclinical candidate for cancers of the gastrointestinal system,TNX-1900, a pre-IND candidate for migraine and craniofacial pain as well as insulin resistance disorders, TNX-2900 for Prader-Willi syndrome and TNX-2100, a DTH SARS-CoV-2 skin test for T cell immunity.

TNX-601 CR

TNX-601 is a novel oral controlled release, or CR, formulation of tianeptine oxalate and naloxone controlled release tablet, in the pre-IND stage of development for the once-daily treatment for depression and PTSD. Currently there is no tianeptine-containing product approved in the U.S., but tianeptine sodium (amorphous) immediate release tablets have been marketed in Europe, Asia, and Latin America as a three-times-a-day treatment for depression since 1987. Tianeptine sodium is reportedly effective in various depressive states and also improves depression-associated anxiety and somatic complaints. We have discovered a novel oxalate salt and polymorph, which we believe may provide improved stability, consistency, and manufacturability relative to the known forms of tianeptine. Like CBP, tianeptine shares structural similarities with classic tricyclic antidepressants, but it has unique pharmacological and neurochemical properties. Tianeptine modulates the glutamatergic system indirectly and reverses the neuroplastic changes that are observed during periods of stress and corticosteroid use. It is a weak mu-opioid receptor agonist, but does not have significant affinity for other known neurotransmitter receptors. Due to its decades of use in Europe, Asia, and Latin America, tianeptine has an established safety profile. In addition to being used to treat depression, several published studies support the potential of tianeptine as an effective and safe therapy for patients with PTSD. Leveraging our development expertise in PTSD, TNX-601 CR is being developed for daytime usage as a first-line monotherapy for depression, PTSD and neurocognitive dysfunction from corticosteroids use. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may be used to treat PTSD by a different mechanism of action than TNX-102 SL.

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

TNX-1900

TNX-1900 (Intranasal Potentiated Oxytocin) is in development as a candidate for prophylaxis of chronic migraine and for the treatment of insulin resistance and related conditions. TNX-1900 was acquired from Trigemina in 2020 and licensed from Stanford University in 2020. It has been observed that low oxytocin levels in the body can lead to increase in headache frequency, and that increased oxytocin levels can relieve headaches. Oxytocin, when delivered via the nasal route, results in enhanced binding of oxytocin to receptors on neurons in the trigeminal system, inhibiting transmission of pain signals. Intranasal oxytocin has been well tolerated in several clinical trials in adults and children. Intranasal oxytocin has been shown to block calcitonin gene-related peptide (CGRP) release in animals, a pathway known to be critical to the pathogenesis of migraine attacks. TNX-1900 is believed to interrupt pain signals at the trigeminal ganglia by suppressing electrical impulses, a potentially different activity than drugs that just block CGRP. Migraine attacks are caused, in part, by the release of CGRP from pain-sensing nerve cells that are part of the trigeminal system. Targeted delivery results in low systemic exposure and lower risk of non-nervous system, off-target effects which could potentially occur with systemic CGRP antagonists. For example, CGRP has roles in dilating blood vessels in response to ischemia, including in the heart. We believe targeted delivery of oxytocin could translate into selective blockade of CGRP release in the trigeminal ganglion and not throughout the body, which could be a potential safety advantage over systemic CGRP inhibition. TNX-1900 is also believed to provide augmented or potentiated analgesia in the treatment of pain, relative to oxytocin.

TNX-2900

TNX-2900 is based on Tonix’s patented intranasal potentiated oxytocin formulation, or TNX-1900, but being developed for Prader-Willi syndrome. Tonix licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (Inserm). The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. Prader-Willi syndrome is recognized as the most common genetic cause of life-threatening childhood obesity1 and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in babies or the obesity and hyperphagia in older children associated with Prader-Willi syndrome. Since Prader-Willi syndrome is an orphan disease that occurs in approximately one in 15,000 births, we plan at the appropriate time to submit an application to the U.S. Food and Drug Administration for Orphan Drug and Fast Track designations for TNX-2900.

TNX-2100

TNX-2100 (SARS-CoV-2 epitope peptide mixtures for intradermal administration) is designed to measure T cell immunity to CoV-2 as a diagnostic skin test. TNX-2100 measures the delayed-type hypersensitivity (DTH) reaction to SARS-CoV-2 (CoV-2), the virus that causes COVID-19. There currently is no standardized laboratory test available to measure T cell immune responses to CoV-2. T cell immunity to CoV-2 persists longer than antibody immunity, is sometimes present in the absence of a measurable antibody response and is believed to provide an important element of protection against serious COVID-19 illness after infection with CoV-2. The proposed skin test has the potential to serve as: 1) a biomarker for cellular immunity and protective immunity; 2) a method to stratify participants in COVID-19 vaccine trials by immune status; 3) an endpoint in COVID-19 vaccine trials, and 4) a biomarker of durability of vaccine protection/ Discovered in 1882 by Robert Koch, the DTH reaction has been used for more than a century as a clinical test for T cell-mediated immune reactions1. In the 1940s, Landsteiner and Chase demonstrated that the reaction was mediated by the cellular and not the antibody arm of the immune system2. When small quantities of antigen are injected intradermally, a hallmark response is elicited which includes induration, swelling and monocytic infiltration into the site of the lesion within 24 to 48 hours. This reaction has been shown to be dependent on the presence of memory T cells. Both the CD4+ and CD8+ T cells have been shown to participate in this response. DTH skin tests have been commonly used to detect T cell responses to tuberculosis, fungal pathogens, and mumps virus. We expect to submit an IND application in the second quarter of 2021and initiate clinical trials in the second half of 2021.

Competition

 Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, price and reimbursement level. Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining the FDA’s and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Further, the development of new treatment methods for the conditions we are targeting could render our drugs non-competitive or obsolete. Summarized below is the competitive landscape for the indications in which Tonix has product candidates in or nearing the clinical stages of development.

Fibromyalgia

Three drugs have been approved by the FDA for the management of FM: Pfizer’s Lyrica® (pregabalin), Lilly’s Cymbalta (duloxetine) and Allergan’s Savella (milnacipran). Lyrica and Cymbalta have lost patent protection and are available in generic forms. Savella remains on patent.

A number of companies are developing prescription medicines for FM, including Aptinyx (NYX-2925), Virios Therapeutics (celecoxib and famciclovir or IMC-1), Teva (Ajovy® or fremanezumab),), Axsome (eseboxetine or AXS-14) and Knop Laboratorios (cannabis sativa extract or KL16-012). NYX-2925 is in Phase 2 for the treatment of FM and painful diabetic peripheral neuropathy (DPN) and has been granted a Fast Track Designation by the FDA for DPN. IMC-1 has completed a successful Phase 2a trial and has been granted a Fast Track Designation by the FDA for the treatment of FM. Ajovy (fremanezumab) is in the Phase 2. AXS-14 (esreboxetine) was licensed by Axsome from Pfizer and already includes non-clinical and clinical data supporting its use in FM and is currently in Phase 3 development. KL-16-012 is in Phase 2 for the treatment of FM.

PTSD

Companies with approved drugs for the treatment of PTSD are GlaxoSmithKline (Paxil® or paroxetine) and Pfizer (Zoloft® or sertraline). Paxil and Zoloft lost their U.S. patent exclusivities in 2003 and 2006, respectively.

Other companies and institutions are known to be developing prescription medications for PTSD, including Bionomics (BNC-210), Otsuka/Lundbeck (Rexulti® or brexpiprazole), the Multidisciplinary Association of Psychedelic Studies (methylenedioxymethamphetamine [MDMA]) and Aptinyx (NYX-783). Bionomics’ BNC-210 completed a Phase 2 for PTSD and Bionomics announced that after reformulation a new Phase 2 will be initiated.  Rexulti is an atypical antipsychotic in Phase 3 development as an adjunctive treatment to the SSRI sertraline for treatment of PTSD.. NYX-783 is in Phase 2 for PTSD and is a modulator of the NMDA receptor.  MDMA is in Phase 3 for PTSD and is a DEA schedule 1 hallucinogen that is being studied for drug-assisted psychotherapy. MDMA was granted BTD by the FDA in August 2017 and is currently being evaluated in Phase 3 trial in PTSD. A number of other companies and institutions have or may be developing prescription medications for PTSD, including: Mt. Sinai Hospital and Medical School in New York City is developing ketamine which is in Phase 2 and targets the NMDA receptor, and the University of California, San Diego (UCSD) is developing losartan which is in Phase 2 and is an angiotensin receptor blocker (ARB), Nobilis Therapeutics is developing NBTX-001, a noble gas, which is in Phase 2b, and Seelos Therapeutics is developing an intranasal racemic ketamine to treat major depressive disorder (MDD) and PTSD. Several institutions have been assessing the potential of intranasal oxytocin to treat PTSD in Phase 2 trials.

Several companies have clinical candidates for which PTSD is being considered as a secondary indication. Johnson and Johnson is developing CERC-501 or aticaprant which is in Phase 2 for depression, targeting the kappa opioid receptor. Merck is studying Belsomra® (suvorexant) for PTSD, which is already approved for insomnia, NeuroRx is developing NRX-101 which is in Phase 2 for bipolar depression and which comprises a treatment regimen starting with ketamine, and followed by a proprietary combination of lurasidone and d-cycloserine.

Agitation in Alzheimer’s Disease

There are currently no drugs FDA approved for Alzheimer’s disease agitation or AAD. A number of companies are developing prescription medicines for AAD, including Otsuka/Lundbeck (Rexulti® or brexpiprazole), Avanir/Otsuka (AVP-786 or deudextromethorphan/quinidine), Axsome (AXS-05 or dextromethorphan/buproprion) and Intra-Cellular Therapies (Caplyta® or lumateperone or ITI-007). Rexulti® has completed two pivotal studies in AAD. AVP-786 is in Phase 3 for the treatment of AAD. AXS-05 completed Phase 2 and Phase 3 trials for the treatment of resistant depression and completed a Phase 3 trial for the treatment of AAD. Lumateperone is in Phase 3 for treating behavioral disturbances associated with dementia and was recently approved as Caplyta® for the treatment of schizophrenia.

Alcohol Use Disorder

Several medications are beyond their patent life and are generally produced by generic drug companies, including disulfiram (Anabuse®), naltrexone (ReVia®), and acamprosate (Campral®). Alkemes currently markets a branded formulation of naltrexone (Vivitrol®). Adial is developing a reformulation of ondansetron or AD04 using a pharmacogenomic approach and is currently in Phase 3.

Chronic or Episodic Migraine Prophylaxis

Currently there are several classes of drugs that are approved for the prophylactic treatment of chronic or episodic migraine, including generic beta blockers (propranolol, timolol), and anticonvulsants (divalproex, topiramate). Other drug classes that are used off-label to treat migraine prophylaxis, include tricyclic antidepressants (e.g., amitriptyline). Also, Allergan (acquired by AbbVie) markets Botox® (onabotulinumtoxinA). More recently, several companies have introduced to the market CGRP inhibitors including Amgen/Novartis (Aimovig® or erenumab), Teva (Ajovy® or fremanezumab), Eli Lilly (Emgality® or galcanezumab) and Lundbeck (Yvepti® or eptinezumab). Other therapies are approved as abortive treatment for acute migraine.

Cocaine Intoxication

There are no approved antidotes for the treatment of cocaine intoxication. Patients generally receive supportive care. Tonix is not aware of any drugs in development for the treatment of cocaine intoxication.

Skin Test for COVID-19 (measure of T cell immune response)

There currently is no standardized laboratory test available to measure T cell immune responses to SARS-CoV-2, however the FDA recently granted Emergency Use Authorization to T-Detect™ COVID test by Adaptive Biotechnologies Corporation, which is not standardized. The only other currently available methods to detect T cell immunity to SARS-CoV-2 require several tubes of blood from the test subject, a multi-step sample preparation process including isolation of peripheral blood mononuclear cells, tissue culture with in vitro T cell stimulation in highly specialized laboratories that have fluorescent activated cells sorting (FACS) flow cytometry technology, methodologies that have not been amenable to standardization or scalability for commercial clinical services. Tonix is not aware of other development efforts to test for SARS-CoV-2 specific T cell immune responses using an in vivo diagnostic.

Major Depressive Disorder

Many antidepressant medications are beyond their patent life and are generally produced by generic drug companies, including several compounds in the tricyclic class (e.g., amitriptyline), the serotonin-selective reuptake inhibitor class (e.g, fluoxetine, paroxetine and sertraline), the serotonin-norepinephrine reuptake inhibitor class (e.g., venlafaxine), as well as the norepinephrine-dopamine reuptake inhibitor, bupropion. A number of companies are marketing prescription drugs for depression, including Johnson & Johnson’s Janssen division.  Janssen markets Spravato® (intranasal esketamine).  A number of companies are developing novel prescription medicines for depression including Axsome, Johnson & Johnson, BlackThorn, Sage, Relmada, Clexio, AbbVie and Otsuka.  Axsome is developing AXS-05 or dextromethorphan/bupropion combination which is currently in Phase 3 development and for which the NDA is expected to be submitted soon. Janssen is developing seltorexant (JNJ-61393215), a selective orexin receptor type-2 antagonist currently in Phase 3 to treat MDD with insomnia symptoms. Johnson & Johnson is also developing CERC-501 or aticaprant which is in Phase 2 for depression, targeting the kappa opioid receptor. BlackThorn is developing BTRX-335140, a selective kappa opioid receptor antagonist and is in a Phase 2 trial. Sage Therapeutics and Biogen are developing zuranolone (SAGE-217), a neurosteroid, currently in Phase 2 for episodic short-course treatment of major depressive disorder and post-partem depression and acute treatment of MDD when co-initiated with a new antidepressant. Relmada is developing REL-1017 or dextromethadone which is in Phase 3 development as adjunctive therapy in MDD.   Clexio is developing adjunctive CLE-100, an oral NMDA modulator in a Phase 2 trial. AbbVie (which acquired Allergan) is developing its FDA-approved antipsychotic Vraylar® (cariprazine) as an adjunct to antidepressant treatment and is in Phase 3. Otsuka is developing its FDA approved antipsychotic Rexulti as an adjunct to antidepression treatment and is in Phase 3 trials. Several academic institutions are studying ketamine as a fast-acting antidepressant, alone or in combination.

COVID-19 Vaccine Development Projects

The environment for developing vaccines for COVID-19 is competitive and includes over 150 companies and academic institutions in various stages of development. Vaccines based on RNA technology developed by Moderna and Pfizer-BioNTech currently have emergency use authorization from the FDA and are called mRNA-1273 and BNT162b2, respectively. Johnson & Johnson’s vaccine, a nonreplicating virus, called Ad.26.COV2S or JNJ-78436725 also recently received emergency use authorization from the FDA. Other vaccines have been received emergency use authorization in other international markets. Globally, as of early February 2021, there are 40 vaccines in Phase 1 trials, 27 in Phase 2, 20 in Phase 3, 6 authorized for early or limited use and 6 approved for full use.

Smallpox vaccines and antivirals

A number of companies are marketing or developing vaccines and treatments for smallpox, including Emergent BioSolutions, Bavarian Nordic, SIGA Technologies and Chimerix. Emergent BioSolutions markets ACAM2000, which is a live replicating vaccinia vaccine for the prevention of smallpox.  Bavarian Nordic markets Jynneos® (or Modified Virus Ankara, strain BN or MVA-BN), which is a non-replicating vaccinia virus vaccine for the prevention of smallpox and monkeypox. SIGA markets TPOXX® (tecovirimat), which is an antiviral for smallpox. Chimerix is developing brincidofovir (CMX001), which is an antiviral for the treatment of smallpox and an NDA has been filed with the FDA.

Anti-CD40-ligand Monoclonal Antibodies

A number of companies are developing biologics that target the CD40-L interaction with CD40. UCB, in collaboration with Biogen, is developing dapirolizumab pegol, which is an mAb conjugated to polyethylene glycol for systemic lupus erythematosus. Eledon Pharmaceuticals, formerly known as Novus Therapeutics, Inc., acquired Anelixis and is developing anti-CD40L monoclonal AT1501 for Amyotrophic Lateral Sclerosis or ALS, which is also known as Lou Gehrig’s Disease; organ transplant rejection and nephritis.  AT1501 is in Phase 2 development for ALS. Horizon Therapeutics Public Limited Company is buying Viela Bio, Inc. Viela is developing inebilizumab or VIB4920, formerly MED14920, is a novel CD40-L antagonist and Tn3 fusion protein that is in Phase 2 development for Sjögren’s syndrome (SS) and organ transplant rejection, Sanofi is developing INX-021, which was licensed from Immunext. Biological activity similar to anti-CD40L mAbs is found with mAbs that are antagonistic to its counter-receptor CD40. A number of companies are developing antagonistic anti-CD40 mAbs for autoimmune indications or prevention of transplant rejection, including Novartis, Boehringer Ingelheim, and Kyowa Kirin Pharmaceutical Development Inc. Novartis is developing iscalimab (CFZ533), licensed from Xoma, Kyowa Kirin Pharmaceutical Development Inc. is developing. bleselumab (ASKP1240). Boehringer Ingelheim is developing BI 655064. Kiniksa Pharmaceuticals developed KPL-404, the humanized form of 2C10R4, licensed from Mass Biologics.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-1800, TNX-801, TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to TNX-102 SL compositions and methods of use. As of March 9, 2021, the patents we are either the owner of record of or own the contractual right to include 29 issued U.S. patents and 199 issued non-U.S. patents. We are actively pursuing an additional 27 U.S. patent applications, of which 9 are provisional and 18 are non-provisional, 5 international patent applications, and 187 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our five most advanced product candidates as of March 9, 2021 are summarized below.

TNX-102 SL – Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, for sleep disturbances in fibromyalgia, for alcohol abuse, for sexual dysfunction, for depression in fibromyalgia and for agitation in neurodegenerative conditions, e.g. AAD, utilizing these compositions and formulations.

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

On May 2, 2017, U.S. Patent No. 9,636,408 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The patent claims recite pharmaceutical compositions comprising the eutectic. The patent claims also recite methods of manufacturing the eutectic.

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

On December 11, 2019, European patent 2968992, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. This patent recites pharmaceutical compositions comprising a eutectic of mannitol and Cyclobenzaprine HCl and methods of making the same. In September 2020, Hexal AG filed an opposition against this patent. The opposition is in the initial stages.

On December 25, 2019, European patent 2,683,245, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine”, issued. The claims recite the use of CBP for the treatment of depression in a FM patient.  This patent provides TNX-102 SL with European market exclusivity until March 2032 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for depression in a FM patient. In September 2020, Hexal AG filed an opposition against this patent. The opposition is in the initial stages.

On December 15, 2020, U.S. Patent No. 10,864,175 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a eutectic comprising cyclobenzaprine hydrochloride and beta-mannitol.

TNX-1800 – Live HPXV Vaccine for Prevention of COVID-19

We are developing TNX-1800, a live HPXV that is being developed as a new COVID-19 preventing vaccine. We have filed two patent applications directed to synthetic poxviruses comprising a SARS-CoV-2 protein, poxvirus delivery vectors for SARS-CoV-2 proteins and methods of using these modified poxviruses to protect individuals against COVID-19. This patent applications are U.S. Provisional Patent Application Nos. 62/981,997 and 63/114,514. On February 26, 2021, we filed International Patent Application No. PCT/US2021/020119 (as well as applications in 2 non-PCT countries) and U.S. Application No. 17/187,678, entitled “Recombinant Poxvirus Based Vaccine Against SARS-CoV-2”.

TNX-801 — Live Horsepox Vaccine for Prevention of Smallpox

We own the rights to develop a potential biodefense technology, TNX-801, a live horsepox that is being developed as a new smallpox and monkeypox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782 (nationalized in 15 countries and filed in filed in 4 non-PCT countries) We also own the rights to develop other vaccine candidates against smallpox.  With respect to these vaccine candidates, we own U.S. Patent Application No. 14/207,727 and International Patent Application No. PCT/US2019/030486 and the non-convention and national phase applications related thereto. The smallpox vaccine technologies relate to proprietary forms of live horsepox and vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

TNX-601 — Depression, Posttraumatic Stress Disorder, Neurocognitive Dysfunction

Our patent portfolio for tianeptine oxalate includes U.S. Patent No. 9,314,469 and European Patent No. 2,299,822, both entitled “Method for Treating Neurocognitive Dysfunction”, which issued on April 29, 2016 and July 26, 2017, respectively.  The ’822 patent recites pharmaceutical compositions comprising various compounds (which include tianeptine) and uses thereof.  This patent provides TNX-601 with European market exclusivity until April 2029 and may be extended based on the timing of the European marketing authorization of TNX-601 for neurocognitive side effects associated with the use of corticosteroids. The ‘469 patent claims methods of treating cognitive impairment associated with corticosteroid treatment using compounds, including tianeptine, excluding patent term extensions, the patent provides TNX-601 with US marketing exclusivity until 2028.

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

On October 22, 2019, U.S. Patent No. 10,449,203 issued.  The claims recite anhydrous crystalline oxalate salts of tianeptine and provides TNX-601 with US market exclusivity until 2037, excluding any patent term extensions.

Our patent portfolio for TNX-601 also includes International Patent Application PCT/IB2017/001709 (now nationalized in 16 countries). It includes claims directed to crystalline tianeptine oxalate and compositions of those crystal forms, and disclosures directed to methods of using those crystalline forms and their compositions.

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

TNX-1500 — anti-CD40L Therapeutics

We are collaborating with Harvard Medical School to develop TNX-1500, a humanized monoclonal antibody (mAb) that targets CD40L for the prevention and treatment of organ transplant rejection.  In this regard, we filed International Application No. PCT/EP2020/068589, entitled “Anti-CD154 antibodies and uses thereof” on July 1, 2020. We also filed International Patent Application No. PCT/US2020/028002 on April 13, 2020, entitled “Inhibitors of CD40-CD154 Binding”. We also filed U.S. Provisional Application No. 63/134,413, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies” on January 6, 2021.

TNX-1600 — Triple Reuptake Inhibitor to Treat PTSD

We have licensed rights from Wayne State University to develop a potential product, TNX-1600, for PTSD treatment.  The licensed patents directed to pyranbased derivatives and analogues.  They include U.S. Patent Nos. 7,915,433, 8,017,791, 8,519,159, 8,841,464, and 8,937,189, entitled “Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives” and U.S. Patent No. 9,458,124, entitled “Substituted Pyran Derivatives”.  These patents provide TNX-1600 with US market exclusivity between April 2024 and February 2034, respectively, subject to any patent term extensions.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Pancreatic Cancers

We have licensed rights from Columbia University to develop a potential product, TNX-1700, for the treatment of gastric and pancreatic cancers.  The licensed patent and patent application are directed to TFF2 compositions and methods of treatment.  The licensed patent is U.S. Patent No. 10,124,037.   We have also filed U.S. Patent Application No. 16/189,868, entitled “Trefoil Family Factor Proteins and Uses Thereof” on November 13, 2019.  The licensed patent provides TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides.

TNX-1900 – Oxytocin-based treatments for Migraine, Pain, Insulin Resistance, Diabetes and Obesity

We have acquired the migraine and pain treatment technologies of Trigemina, Inc., and have assumed its license rights to related technologies from Stanford University. TNX-1900, an enhanced formulation of nasal oxytocin, has demonstrated activity in several non-clinical studies in pain, including migraine. As part of our acquisition, we acquired International Patent Application No. PCT/US2016/012512, filed on January 7, 2016, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use” (nationalized in 13 countries). We also acquired U.S. Patent No. 9,629,894, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use”, which will expire in January 2036, excluding any patent term extensions. We also have rights to International Patent Application No. PCT/US2019/020419, filed on April 12, 2017, entitled “Labeled Oxytocin and Method of Manufacture and Use” (nationalized in the U.S., European Patent Office and Japan).

We have entered into an exclusive license to the University of Geneva’s technology for using oxytocin to treat insulin resistance and related syndromes, including obesity. This license expands our intranasal potentiated oxytocin development program, TNX-1900, into cardiometabolic syndromes. Under the license, we have rights to European Patent No. EP2571511B1, entitled “New Uses of Oxytocin-like Molecules and Related Methods”. We also have rights to U.S. Patent No. 9,101,569, entitled “Methods for the Treatment of Insulin Resistance”. The U.S. and non-U.S. patents expire in May 2031, excluding any patent term adjustments or extensions.

TNX-2900 - Oxytocin-based therapeutics for Prader-Willi syndrome

We have licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (INSERM). The co-exclusive license relates to TNX-2900, an intranasal potentiated oxytocin, for the treatment of Prader-Willi syndrome. Under the license, we have rights to European Patent No. EP2575853B1, entitled “Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient”; U.S. Patent No. 8,853,158, entitled “Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor”; and U.S. Patent No. 9,125,862, entitled “Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor”. The U.S. and non-U.S. patents expire in May 2031, excluding any patent term extensions.

TNX-701 — Radioprotection Biodefense Technology

We own the rights to develop a potential biodefense technology, which is a potential radioprotective therapy. For protection of our intellectual property, we have not disclosed the identity of the new development candidate. On May 8, 2020, we filed U.S. provisional application 63/021,937. It claims compounds, compositions and methods of use in radioprotection.

TNX-1200 — Smallpox Vaccine Technology

We own the rights to develop a potential biodefense technology, TNX-1200, a live vaccinia virus that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 17/050,946 and International Patent Application No. PCT/US2019/030486 (nationalized in 15 countries and filed in 3 non-PCT countries). We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

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

Issued Patents

Our current patents owned include:

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I683660	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2018241128	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2683245	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

2501234

(AL/P/17/691 in Albania; 602010045270.0 in Germany; 3094254 in Greece; 502017000142469 in Italy; MK/P/17/000807 in Republic of North Macedonia; 56634 in Serbia; SM-T-201700578 in San Marino; 201717905 in Turkey)

	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey	November 16, 2030
HK1176235	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong	November 16, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031
10,722,478	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany)	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029
3246031 (602009057284.9 in Germany)	Method for Treating Neurocognitive Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029

Eutectic CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,322,094	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,357,465	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
10,736,859	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,175	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,176	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034
6614724	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6717902	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034
ZL201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
ZL.201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia	March 14, 2034
I661825	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034
IDP000063221	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia	September 18, 2035
2968992	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office -Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2035
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa	March 14, 2034
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa	September 18, 2035

Tianeptine Oxalate – Salts and Crystalline Forms

Patent No.	Title	Country / Region	Expiration Date
10,449,203	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037
10,946,027	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037

Anti-Cocaine Therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,318,156	Anti-Cocaine Compositions and Treatment	U.S.A.	February 14, 2029
9,200,265	Anti-Cocaine Compositions and Treatment	U.S.A.	December 30, 2027
2007272955	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2014201653	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2657246	Anti-Cocaine Compositions and Treatment	Canada	July 10, 2027
612929	Anti-Cocaine Compositions and Treatment	New Zealand	July 10, 2027
2046368 (602007045044.6 in Germany; 502016000056543 in Italy; ES2574088T3 in Spain)	Anti-Cocaine Compositions and Treatment	Europe – (Germany, Spain, France, United Kingdom, and Italy)	July 10, 2027
2009/00197	Anti-Cocaine Compositions and Treatment	South Africa	July 10, 2027
305483	Anti-Cocaine Compositions and Treatment	Mexico	July 10, 2027
196411	Anti-Cocaine Compositions and Treatment	Israel	July 10, 2027

Triple reuptake inhibitor therapeutics

Patent No.	Title	Country / Region	Expiration Date
7,915,433	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	March 10, 2028
8,017,791	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A.	April 14, 2024
8,519,159	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	December 7, 2025
8,841,464	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	April 15, 2025
8,937,189	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	January 12, 2027
9,458,124	Substituted Pyran Derivatives	U.S.A	February 6, 2034

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Oxytocin therapeutics

Patent No.	Title	Country / Region	Expiration Date
9,629,894	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11201705591P	Magnesium-Containing Oxytocin Formulations and Methods of Use	Singapore	January 7, 2036
EP2575853B1	Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient	Europe – (Spain, France, and United Kingdom)	May 25, 2031
8,853,158	Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
9,125,862	Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031

EP2571511B1	New Uses of Oxytocin-like Molecules and Related Methods	Europe – (Switzerland, Spain, France, United Kingdom, and Ireland)	May 17, 2031
9,101,569	Methods for the Treatment of Insulin Resistance	U.S.A.	June 22, 2031

Nociceptin/Orphanin FQ therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,551,949	Methods for treatment of pain	U.S.A.	August 11, 2031
9,238,053	Methods for treatment of pain	U.S.A.	October 12, 2030
2010281436	Methods for treatment of pain	Australia	July 27, 2030
ZL 201080042858.4	Methods for treatment of pain	China	July 27, 2030
2459183 (602010028120.5 in Germany)	Methods for treatment of pain	Europe – (Switzerland, Germany, Denmark, France, and United Kingdom)	July 27, 2030
1169804	Methods for treatment of pain	Hong Kong	July 27, 2030
329837	Methods for treatment of pain	Mexico	July 27, 2030
597763	Methods for treatment of pain	New Zealand	July 27, 2030
10201406930U	Methods for treatment of pain	Singapore	July 27, 2030
201200584	Methods for treatment of pain	South Africa	July 27, 2030

Pending Patent Applications

Our current pending patent applications are as follows:

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
17/121,547 16/518,338	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A. U.S.A.
17/082,949	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride (Allowed)	Australia
2020289838	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
BR122020020968-2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,904,812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	Canada
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China
202011576351.9	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
19214535.7	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office
16106690.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
42020003105.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
42020019748.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
P00201808623	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia

277814	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
201717013182	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India
2019-151766	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan

2019-236602	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan

Application No.	Title	Country / Region
MX/a/2017/003644	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico
MX/a/2019/014200	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
PI 2017700889	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
768064	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W 10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore Singapore

108114946	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina

BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
BR122019024508-8	Compositions and Methods for Transmucosal Absorption	Brazil
2,876,902	Compositions and Methods for Transmucosal Absorption	Canada
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661 2013/37088	Compositions and Methods for Transmucosal Absorption Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council Gulf Cooperation Council
2013/40660	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
15110186.6	Compositions and Methods for Transmucosal Absorption	Hong Kong
42020020336.2	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2015 00202	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption	Israel

2019-91262	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2014/015436	Compositions and Methods for Transmucosal Absorption (Allowed)	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore

2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa

CBP – PTSD

Application No.	Title	Country / Region
15/915,688	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.

CBP - Fatigue

Application No.	Title	Country / Region
16/903,965	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

CBP - Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
16/215,952	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.

2018383098	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Australia
BR112020011345-0	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Brazil
3,083,341	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Canada
201880079917.1	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China
18847270.8	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	European Patent Office
P00202004178	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Indonesia
275289	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Israel
202017023747	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	India
2020-531611	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
MX/a/2020/006140	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Mexico
PI2020002800	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Malaysia
765792	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	New Zealand
520412146	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Saudi Arabia
11202004799T	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Singapore
2020/03243	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	South Africa
6202002246.2	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong

CBP - Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2020203874	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada
19214568.8	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office

Analogs of CBP

Application No.	Title	Country / Region
16/630,832 CA3069699 201880050758.2 EP18831505.5

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

U.S.A. Canada China European Patent Office
2020-526592	Analogs of Cyclobenzaprine and Amitryptilene	Japan

Tianeptine Oxalate – Salts and Crystalline Forms

Application No.	Title	Country / Region
2017385958	Tianeptine Oxalate Salts and Polymorphs	Australia
BR112019013244-9	Tianeptine Oxalate Salts and Polymorphs	Brazil
3,048,324	Tianeptine Oxalate Salts and Polymorphs	Canada
201780085697.9	Tianeptine Oxalate Salts and Polymorphs	China
17844642.3	Tianeptine Oxalate Salts and Polymorphs	European Patent Office
62020006380.3	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
62020006381.1	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
P00201906474	Tianeptine Oxalate Salts and Polymorphs	Indonesia
267708	Tianeptine Oxalate Salts and Polymorphs, Compositions Comprising Same and Uses Thereof	Israel
201917029300	Tianeptine Oxalate Salts and Polymorphs	India
2019-535330 MX/a/2019/007891 PI2019003711 754797 519402021 11201905974W 2019/04185

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Japan Mexico Malaysia New Zealand Saudi Arabia Singapore South Africa

Tianeptine Neurocognitive Dysfunction

Application No.	Title	Country / Region
16/937,919	Method for Treating Neurocognitive Dysfunction	U.S.A.

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14/207,727	Novel Smallpox Vaccines	U.S.A.

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
15/802,189	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan R.O.C.
2017353868	Synthetic Chimeric Poxviruses	Australia
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
201780078546.0	Synthetic Chimeric Poxviruses	China
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Israel Japan
PI2019002462	Synthetic Chimeric Poxviruses	Malaysia
MX/a/2019/005102 752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Mexico New Zealand Singapore
2019/02868	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
62020003675.9	Synthetic Chimeric Poxviruses	Hong Kong

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
2019/37492	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
20190101165	Synthetic Chimeric Vaccinia Virus	Argentina
108115290	Synthetic Chimeric Vaccinia Virus	Taiwan R.O.C.
17/050,946	Synthetic Chimeric Vaccinia Virus	U.S.A.
2019262149	Synthetic Chimeric Vaccinia Virus	Australia
BR112020022181-3	Synthetic Chimeric Vaccinia Virus	Brazil
3099330	Synthetic Chimeric Vaccinia Virus	Canada
201980029677.9	Synthetic Chimeric Vaccinia Virus	China
19796145.1	Synthetic Chimeric Vaccinia Virus	European Patent Office
202017052398	Synthetic Chimeric Vaccinia Virus	India
P00202008694	Synthetic Chimeric Vaccinia Virus	Indonesia
278419	Synthetic Chimeric Vaccinia Virus	Israel
2020-560920	Synthetic Chimeric Vaccinia Virus	Japan
PI 2020005696	Synthetic Chimeric Vaccinia Virus	Malaysia
MX/a/2020/011586	Synthetic Chimeric Vaccinia Virus	Mexico
768999	Synthetic Chimeric Vaccinia Virus	New Zealand
11202010272P	Synthetic Chimeric Vaccinia Virus	Singapore
2020/06350	Synthetic Chimeric Vaccinia Virus	South Africa

Stem cells-scPV treatment

Application No.	Title	Country / Region

2019/37505	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
20190101166	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Argentina
108115294	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Taiwan R.O.C.
17/049,741	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	U.S.A.
2019262150	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Australia
3098145	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Canada
201980029672.6	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	China
19797026.2	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	European Patent Office
278420	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Israel
2020-561064	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Japan

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
PCT/US2021/020119	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	PCT
17/187,678	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
110107179	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Taiwan
20210100512	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Argentina

CBP – ASD and PTSD

Application No.	Title	Country / Region
2019/38140	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Gulf Cooperation Council
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
17/269,106	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.
2019323764	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Australia
PI2021000802	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Malaysia
772889	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand

Application No.	Title	Country / Region
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
280921	Cyclobenzaprine or Amitriptyline Containing Compositions for Use in Treating Stress Disorders	Israel
2021-509201	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
BR1120210033107-3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Brazil
MX/a/2021/002012	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Mexico
CA 3109258	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Canada
11202101443W	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Singapore
2021/01121	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	South Africa
P00202101716	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Indonesia
Not yet assigned	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	India
Not yet assigned	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China

Salts of glutathione

Application No.	Title	Country / Region
PCT/IB2020/000237	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	PCT

CD40 and CD154 Therapeutics

Application No.	Title	Country / Region
PCT/EP2020/068589	Anti-CD154 antibodies and uses thereof	PCT
63/134,413	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	U.S.A.
PCT/US2020/028002	Inhibitors of CD40-CD154 Binding	U.S.A.

TFF2 therapeutics

Application No.	Title	Country / Region
16/189,868	Trefoil Family Factor Proteins and Uses Thereof	U.S.A.
PCT/IB2020/000699	Modified TFF2 polypeptides	PCT

Radioprotection therapeutics

Application No.	Title	Country / Region
63/021,937	Radio- and Chemo-Protective Compounds	U.S.A.

CBP – Sexual dysfunction

Application No.	Title	Country / Region
63/007,251	Cyclobenzaprine Treatment for Sexual Dysfunction	U.S.A.

Detecting SARS-CoV-2

Application No.	Title	Country / Region
63/053,484	Skin-based Testing for Detection of SARS-CoV2	U.S.A.
63/143,021	Skin-based Testing for Detection of Cell-Mediated Immune Responses to SARS-CoV-2	U.S.A.
63/147,235	Skin-based Testing for Detection of Cell-Mediated Immune Responses to SARS-CoV-2	U.S.A.

Clinical data statistical analysis

Application No.	Title	Country / Region
63/104,472	Randomization Honoring Methods to Assess the Significance of Interventions on Outcomes in Disorders	U.S.A.

Oxytocin therapeutics

Application No.	Title	Country / Region
15/541,991	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
2020286221	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
BR1120170145456	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil
2972975	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
2016800138095	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
16735422.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
18112297.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
253347	Magnesium-Containing Oxytocin Formulations and Methods of Use	Israel
2017-535877	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
1020177021998	Magnesium-Containing Oxytocin Formulations and Methods of Use	Republic of Korea
MX/A/2017008913	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico
734097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
771693	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
201705176	Magnesium-Containing Oxytocin Formulations and Methods of Use	South Africa
16/976,912	Labeled Oxytocin and Method of Manufacture and Use	U.S.A.
19710979.6	Labeled Oxytocin and Method of Manufacture and Use	European Patent Office
2020-545532	Labeled Oxytocin and Method of Manufacture and Use	Japan
16/093,104	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
2017250505	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
3,020,179	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
2017800361853	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
17783080.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
19128645.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
2018-553235	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
MX/a/2018/012351	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico
747221	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand

Nociceptin/Orphanin FQ therapeutics

Application No.	Title	Country / Region
BR112012001819-1	Methods for Treatment of Pain	Brazil
2,769,347	Methods for Treatment of Pain	Canada
13103181.8	Methods for Treatment of Pain	Hong Kong
1614/CHENP/2012	Methods for Treatment of Pain	India

CBP - Fibromyalgia

Application No.	Title	Country / Region
63/122,469	Cyclobenzaprine Treatment for Fibromyalgia	U.S.A.

Assessing Clinical Response – PTSD

Application No.	Title	Country / Region
63/145,968	An Improved Method of Assessing Clinical Response in the Treatment of PTSD Symptoms	U.S.A.

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014) and TONMYA (Reg. No. 4868328, issued December 8, 2015).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 88/064191, filed August 3, 2018), MODALTIN (Serial No. 88/196892, filed November 16, 2018), RAPONTIS  (Serial  No. 88/196897, filed November 16, 2018), PROTECTIC (Serial No. 88/196912, filed November 16, 2018), TONIX PHARMACEUTICALS (Serial No. 88/896150, filed April 30, 2020) and ANGSTRO-TECHNOLOGY (Serial No. 88/690384, filed November 13, 2019).

Research and Development

We have approximately 17 employees dedicated to research and development. Our research and development operations are located in Chatham, NJ, Dartmouth, MA, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies.

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

On September 28, 2020, we completed the purchase of our 40,000 square foot facility in Massachusetts, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines. As of December 31, 2020, the asset has not been placed in service.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2020, the asset has not been placed in service.

On March 5, 2021, the Company announced that it entered into a $2.9 million non-binding Purchase and Sale Agreement in connection with a property in Massachusetts. The Property is intended for process development activities.

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

Breakthrough Therapy Designation

The Food and Drug Administration Safety and Innovation Act, or FDASIA, Section 902 provides for Breakthrough Therapy designation. A Breakthrough Therapy is a drug:

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

Human Capital Resources

As of March 15, 2021, we had 26 full-time employees, of whom nine hold M.D. or Ph.D. degrees. We have 17 employees dedicated to research and development. None of our employees are represented by a collective bargaining agreement. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. Our research and development operations are located in Chatham, NJ, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Corporate Information

We lease the space for our principal executive offices, which are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 904 8182. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com. We do not incorporate the information on our websites into this annual report, and you should not consider such information part of this annual report.

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp.

Item 1A. Risk Factors

Summary of Risk Factors

●	We have a history of operating losses and may never generate revenues or achieve profitability.

●	We expect our operating results to fluctuate, which may make it difficult to predict our future performance.

●	Our product candidates are novel and still in development.

●	We do not expect to generate any revenues from product sales in the foreseeable future, if at all.

●	We are largely dependent on the success of TNX-102 SL for FM and PTSD and cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

●	We may not commence or advance clinical trials for TNX-1800 if the COVID-19 disease outbreak subsides.

●	Successful development of our products is uncertain.

●	Clinical studies required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

●	We are subject to extensive and costly government regulation.

●	We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

●	We have never submitted an NDA before, and may be unable to do so for TNX-102 SL or other product candidates we are developing.

●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	We may be unable to meet our anticipated development and commercialization timelines for approval of TNX-102 SL.

●	Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor assure FDA approval of our product candidates.

●	Even if approved, our products will be subject to extensive post-approval regulation.

●	Even if approved, our products may not be accepted by the market.

●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

●	We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.

●	If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

●	There are risks to our intellectual property based on our international business initiatives.

●	If preclinical and nonclinical testing or clinical studies for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

●	We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

●	We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

●	Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

●	We rely on third parties to manufacture the compounds used in our studies, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

●	Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA with respect to our product candidates could delay or prevent the completion of clinical studies, the approval of any product candidates or the commercialization of our products.

●	Corporate and academic collaborators may take actions to delay, prevent, or undermine the success of our products.

●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

●	Our product candidates may face competition sooner than expected.

●	If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

●	Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.

●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.

●	If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

●	We face the risk of product liability claims and may not be able to obtain insurance.

●	We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.

●	We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.

●	If we retain collaborative partners and our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.

●	We may be unsuccessful in obtaining a priority review voucher for material threat medical countermeasures.

●	There may not be market interest in TNX-801.

●	If technology developed for the purposes of developing new medicines or vaccines can be applied to the creation or development of biological weapons, then our technology may be considered “dual use” technology and be subject to limitations on public disclosure or export.

●	We face risks in connection with existing and future collaborations with respect to the development, manufacture, and commercialization of our product candidates.

●	We face risks in connection with the testing, production and storage of our vaccine product candidates.

●	Sales of additional shares of our common stock could cause the price of our common stock to decline.

●	An active trading market for our common stock may not be sustained.

●	The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

●	We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.

●	We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

●	We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

●	If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.

●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.

●	Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical and nonclinical testing, and clinical study activities increase, and if and when we acquire rights to additional product candidates. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA; establishing manufacturing, sales, and marketing arrangements with third parties; successfully commercializing our products; establishing a favorable competitive position; and raising sufficient funds to finance our activities. Many of these factors will depend on circumstances beyond our control. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We completed a successful Phase 3 study in FM in the fourth quarter of 2019. We initiated a second Phase 3 study in FM in the third quarter of 2020. As this study is intended to provide efficacy and safety evidence to support marketing approval by the FDA, it is considered a pivotal, confirmatory or registration studies. We initiated a Phase 3 study in civilian and military-related PTSD in the first quarter of 2019 and stopped new enrollment in February 2020 after the IDMC recommended stopping the study for futility after reviewing the IA results. Topline results for this study were reported in December 2020.

The conduct of pivotal clinical studies and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development and clinical testing of drug candidates and the commercialization of drug, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete this planned clinical study in a way that leads to NDA submission and approval of TNX-102 SL and other product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies would prevent or delay commercialization of TNX-102 SL and other product candidates we are developing.

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

TNX-102 SL for FM and PTSD are our most advanced development programs which are in the Phase 3 stages. For the FM program, we held an End-of-Phase 2 meeting with the FDA in February 2013 to discuss the development and NDA submissions of TNX-102 SL for the management of FM. In late 2014, following the results of the Phase 2 BESTFIT study, we corresponded with the FDA to discuss the results and the development of the first Phase 3 study (AFFIRM) and our registration program.  In September 2016, following the results of the AFFIRM study, we temporarily discontinued the FM program to focus on the development of the PTSD program. In March 2019, we resumed the clinical development of the FM program and held a Clinical Guidance Meeting with the FDA to discuss the study design of the now-completed Phase 3 study (RELIEF) and the currently ongoing Phase 3 study (RALLY).

In December 2018, the FDA issued an Intent-to-Rescind letter for BTD status for TNX-102 SL for the treatment of PTSD because the IA results of the HONOR study did not meet the criteria for the BTD. In March 2019, the FDA rescinded the BTD, but subsequently withdrew the BTD rescission in April 2019 and granted a meeting in August 2019 to discuss the continuation of BTD. In August 2019, we held a Breakthrough Therapy Type B Meeting for continuing BT designation with the FDA. FDA agreed to consider the Phase 3 HONOR study additional data and information we presented at the meeting. In May 2020, the FDA rescinded the Breakthrough Therapy Designation for TNX-102 SL because the criteria for designation are no longer met.

Our interactions with the FDA have encouraged our efforts to continue to develop TNX-102 SL for FM and PTSD, however, based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms. While we studied those participants enrolled until completion and then proceeded with a full analysis of the unblinded data in December 2020 to determine the next steps in this program, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. The timeline for filing and review of our NDA for TNX-102 SL for FM and PTSD is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through March 31, 2022, but not beyond. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities and the buildout of our research and development and manufacturing facilities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through March 31, 2022, but not beyond. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

We may face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of such communicable diseases, such as COVID-19, has and may result in future widespread health crisis that adversely affect general commercial activity and the economies and financial markets of many countries. An outbreak of communicable diseases, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations. For example, an outbreak could significantly disrupt our business by limiting our ability to travel or ship materials within or outside of an affected country and forcing temporary closure of facilities or service providers that we rely upon. An outbreak could also impact our ability to conduct our ongoing multicenter clinical trials if trial participant attendance at requisite study visits is substantially reduced and if a significant percentage of study participants and study staff are adversely affected by coronavirus or other infections and the resulting disease course. Moreover, government or community shutdowns such as those caused by the COVID-19 pandemic, may impair our ability to analyze and submit the results from our clinical and preclinical trials, leading to further delays in the development and approval of our product candidates.

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

There can be no assurance that any of our product candidates will be accepted by the marketplace as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA. For example, at least three vaccines for the prevention of COVID-19 have been approved to date, and we expect that other vaccines will be approved prior to the approval of our CVOID-19 vaccine candidate, if it is approved at all. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that physicians and patients will accept our product(s) as a treatment of choice.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. In addition, our clinical studies, including our ongoing Phase 3 RALLY study, will require a sufficiently large number of fibromyalgia participants to evaluate the effectiveness and safety of TNX-102 SL in FM. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical studies may be delayed or we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

As we advance our product candidates through preclinical and nonclinical testing and clinical studies, and develop new product candidates and buildout of our research and development and manufacturing facilities, we will need to increase our product development, scientific, regulatory and compliance and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the Phase 2 AtEase study, Phase 3 HONOR study, the Phase 3 RECOVERY study, Phase 3 RELIEF study and is directing the Phase 3 RALLY study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

We intend to seek data exclusivity or market exclusivity for our product candidates provided under the FDCA and similar laws in other countries. We believe that TNX-801 could qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for any of our product candidates that are biologics. There is also a risk that BPCIA could be repealed or amended to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Although there is no current discussion of repeal or modification of the BPCIA, the future remains uncertain. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way healthcare is financed by both the government and private insurers~~,~~ and significantly affects the pharmaceutical industry. Many provisions of the ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of the ACA. There is continued uncertainty about the implementation of the ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the now-departed Trump administration proposed numerous prescription drug cost control measures.  Similarly, the new Biden administration has made lowering prescription drug prices one of its priorities.  The Biden administration has not yet proposed any specific plans, but we expect that these will be forthcoming in the near term. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Other examples of proposed changes include, but are not limited to, expanding post-approval requirements, changing the Orphan Drug Act, and restricting sales and promotional activities for pharmaceutical products.

We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our product candidates. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

 We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical study, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $1,700,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

The government is the only market for most medical countermeasures. This is because unlike other drugs and vaccines, these products are not sold to doctors, hospitals, or pharmacies. The BioShield Special Reserve Fund, or SRF, has been the sole medical countermeasures market for the last decade. The SRF is now appropriated annually and has not kept pace with the need for purchasing products ready for stockpiling. During 2020, $735 million was appropriated to SRF. As such, even if TNX-801 were to receive FDA licensure, the commercial success of TNX-801 remains uncertain.

Government entities may take actions that directly or indirectly have the effect of limiting opportunities for TNX-1800 as a vaccine for COVID-19.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share if we ultimately receive regulatory approval for TNX-1800 as a vaccine for COVID-19. COVID-19 vaccines may also be subject to government pricing controls, which could adversely affect the profitability of any COVID-19 vaccine we are able to develop and commercialize.

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

We face a number of risks in connection with our current collaborations. Our collaboration agreements are subject to termination under various circumstances. Our collaborators may change the focus of their development and commercialization efforts or may have insufficient resources to effectively assist in the development of our products. Any future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties. Further, disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays, might result in litigation or arbitration, or might result in termination of the research, development or commercialization of our products. Any such disagreements would divert management attention and resources and be time-consuming and costly.

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

We have had in the past, and may in the future, have difficulty satisfying Nasdaq listing requirements for our common stock. Although we are currently in compliance with Nasdaq listing requirements, if we are unable to maintain such compliance, we will cease to be eligible to trade on Nasdaq. In such event:

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

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2020.

ITEM 2 – PROPERTIES

We maintain our principal office at 26 Main Street, Suite 101, Chatham, New Jersey 07928. Our telephone number at that office is (862) 904-8182 and our fax number is (212) 923-5700. On August 28, 2020, we entered into a lease, whereby we agreed to lease new office space, commencing September 2020 and expiring December 2025. In connection therewith, we maintain a letter of credit, which has a remaining balance of $139,711 as of December 31, 2020, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our principal office space is approximately 4,269.

On December 6, 2018, we entered into a lease amendment, whereby we agreed to lease new office space in New York, New York, commencing January 15, 2019 and expiring on November 30, 2020. In August 2020, we signed a one-year extension, expiring in November 2021. In connection therewith, we maintain a letter of credit, which has a remaining balance of $100,301 as of December 31, 2020, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our office space is approximately 2,658.

On September 28, 2020, we completed the purchase of our 40,000 square foot facility in Massachusetts for $4,000,000, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines. As of December 31, 2020, the asset has not been placed in service.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana for $4.4 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2020, the asset has not been placed in service.

On March 5, 2021 we announced that we had entered into a $2.9 million non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The Property is intended for process development activities.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$610
2022	281
2023	158
2024	145
2025	149
1,343
Included interest	(32)
$1,311

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 12, 2021, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $1.27 per share. On March 12, 2021, there were 106 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing small molecules and biologics to treat and prevent human disease and alleviate suffering. Our portfolio is primarily composed of central nervous system (CNS) and immunology product candidates. The CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our lead CNS candidate, TNX-102 SL1, is in mid-Phase 3 development for the management of fibromyalgia, and positive data on the RELIEF Phase 3 trial were recently reported. We expect interim data from a second Phase 3 study, RALLY, in the third quarter of 20212 and topline data in the fourth quarter of 2021. We completed enrollment of 50% of participants in the RALLY study in March 2021. The immunology portfolio includes vaccines to prevent infectious diseases and biologics to address immunosuppression, cancer, and autoimmune diseases. Our lead vaccine candidate, TNX-18003, is a live replicating vaccine based on the horsepox viral vector platform to protect against COVID-19, primarily by eliciting a T cell response. We expect efficacy data from animal studies of TNX-1800 in the first quarter of 2021. TNX-8013, live horsepox virus vaccine for percutaneous administration, is in development to protect against smallpox and monkeypox.

1TNX-102 SL is an investigational new drug and has not been approved for any indication.

2Pending submission and agreement from FDA on statistical analysis plan.

3TNX-1800 and TNX-801 are investigational new biologics and have not been approved for any indication.

Current Operating Trends

 Our current research and development efforts are focused on developing TNX-102 SL for the treatment of FM, PTSD, AAD and AUD, TNX-1800 as a potential COVID-19 vaccine, TNX-801 as a potential smallpox vaccine, but we also expend effort on our other pipeline programs, primarily related to TNX-1300, TNX-1900, TNX-601, TNX-701, TNX-1500, TNX-1600, TNX-1700, TNX-2100, TNX-2300 and TNX-2900. Our research and development expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our study drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Fiscal year Ended December 31, 2020 Compared to Fiscal year Ended December 31, 2019

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2020 were $36.2 million, an increase of $18.0 million, or 99%, from $18.2 million for the fiscal year ended December 31, 2019. This increase in predominately due to the acquisition of the Trigemina asset for $2.4 million, timing of development milestones related to the Phase 3 RELIEF study in FM for TNX-102 SL in 2020, initiation of a second Phase 3 study in FM, RALLY, in 2020, as well as new activities related to the development of TNX-1800 as a potential COVID-19 vaccine, increased activities related to the development of TNX-801 as a potential smallpox vaccine, and increased spending related to our development pipeline.

 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2020 were $14.4 million, an increase of $3.8 million, or 36%, from $10.6 million incurred in the fiscal year ended December 31, 2019. The increase is primarily due to an increase in compensation expense of $1.6 million driven by additional personnel added in 2020, an increase in legal fees of $1.0 million due to increased corporate legal fees and patent prosecution costs, increased financial reporting expenses of $0.4 million due to multiple shareholder meetings held during the year, an increase in IR/PR costs of $0.3 million, and an increase in insurance premiums of $0.1 million.

License Agreements

On February 11, 2021, we announced that we have licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm.

The co-exclusive license allows us to expand our intranasal potentiated oxytocin development program to a new indication. The patents covering the technology are expected to provide market exclusivity for the co-licensees in the U.S. and Europe through 2031, which exclusivity could be extended after marketing authorization by a Supplemental Protection Certificate in Europe or a Patent Term Extension in the U.S., independent of other Tonix-held patents covering the formulation and oxytocin potentiation technologies for intranasal administration.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

We agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the 2019 statement of operations.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On December 22, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Katana Pharmaceuticals, Inc. (“Katana”) pursuant to which we acquired Katana assets related to insulin resistance and related syndromes, including obesity (the “Katana Assets”). In connection with the acquisition of the Assets, we assumed Katana’s rights and obligations under that certain Exclusive License Agreement by and between Katana and The University of Geneva (“Geneva”) (the “Geneva License “Agreement”) pursuant to an Assignment and Assumption Agreement with Geneva (“Geneva Assignment and Assumption Agreement”), dated December 22, 2020. As consideration for entering into the Asset Purchase Agreement, we paid $0.7 million to Katana. The costs associated with the cash payments were recorded to research and development expenses in the statement of operations for the year ended December 31, 2020. Because the Katana intellectual property was acquired prior to FDA, the cash consideration totaling $0.7 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva granted us an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva.

As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On June 11, 2020, we entered into an asset purchase agreement (the “Trigemina Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which we acquired Trigemina assets related to migraine and pain treatment technologies (the “Trigemina Assets”). In connection with the acquisition of the Trigemina Assets, we assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Stanford License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Trigemina Asset Purchase Agreement, we paid $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of our common stock and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of our shareholders in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were recorded to research and development in the statement of operations for the year ended December 31, 2020. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Stanford License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford.

As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Pursuant to the terms of the WSU License Agreement, WSU granted us an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the TRImaran Assets. WSU has reserved for itself the right to practice the Technology for academic research and educational purposes. We are obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. We are obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $78.2 million, comprised primarily of cash and cash equivalents of $77.1 million and prepaid expenses and other of $10.9 million, offset by $4.6 million of accounts payable and $4.6 million of accrued expenses. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program. For the years ended December 31, 2020 and 2019, we used approximately $48.6 million and $26.7 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities. For the year ended December 31, 2020 and 2019, net proceeds from financing activities were $123.1 million and $12.9 million, respectively, predominately from the sale of our common stock and exercise of warrants.

Cash used by investing activities for the years ended December 31, 2020 and 2019 was approximately $8.6 million and $17,000, respectively, related to the purchase of property and equipment.

We believe that our cash resources at December 31, 2020 and the proceeds that we raised from equity offerings in the first quarter of 2021 will meet our operating and capital expenditure requirements through March 31, 2022, but not beyond.

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

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and the buildout of our research and development operations and manufacturing. We will not have enough resources to meet our operating requirements for the one-year period from filing date of this report.

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

Subsequent to December 31, 2020

On January 11, 2021, we entered into an underwriting agreement (“the January 2021 Financing”) with A.G.P/Alliance Global Partners (“AGP”), relating to the issuance and sale of 50,000,000 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $2.8 million. We incurred other offering expenses of approximately $0.3 million. We received net proceeds of approximately $36.9 million, after deducting the underwriting discount and other offering expenses.

On February 8, 2021, we entered into an underwriting agreement (“the February 2021 Financing”) with AGP, relating to the issuance and sale of 58,333,334 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $4.9 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $65.0 million, after deducting the underwriting discount and other offering expenses.

2020 Lincoln Park Transaction

On September 3, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $30,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, we issued 600,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement. The commitment shares were valued at $498,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2020 Purchase Agreement.

During the year ended December 31, 2020, we sold an aggregate of approximately 25.4 million shares of common stock under the 2020 Purchase Agreement, for gross proceeds of approximately $14.6 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2020 Purchase Agreement (approximately 26 million shares) to Lincoln Park under the 2020 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2020 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 26 million shares to Lincoln Park, during the year end December 31, 2020, under the 2020 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2020 Purchase Agreement without shareholder approval.

July 2020 Financing

On July 13, 2020, we entered into an underwriting agreement with AGP, relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering (“the July 2020 Financing”). The public offering price for each share of common stock was $0.50. The July 2020 Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount, for an aggregate discount of $0.7 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $9.6 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of the our common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, we filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. From date of inception until December 31, 2020, we sold approximately 102.7 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $71.1 million. Subsequent to December 31, 2020, we sold 9.5 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $7.0 million.

February 2020 Financing

On February 7, 2020, we entered into an underwriting agreement with AGP pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of our common stock (“the February 2020 Financing”). The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

The February 2020 Financing closed on February 11, 2020. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. We incurred other offering expenses of approximately $0.5 million. We received net proceeds of approximately $6.5 million, after deducting the underwriting discount and other offering expenses.

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

During February and March 2020, 10.8 million of the warrants issued in the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

During August 2020, 2.2 million of the warrants issued in the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

March 2020 Financing

On February 28, 2020, we entered into an underwriting agreement with AGP, relating to the issuance and sale of 14,550,000 shares of our common stock, in a registered direct public offering (“the March 2020 Financing”). The public offering price for each share of common stock was $1.10. The March 2020 Financing closed on March 3, 2020. AGP purchased the shares at a seven-percent discount to the then current public price, for an aggregate discount of $1.1 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

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

As a result of the issuance of common stock in the July 2020 Financing for less than the November 2019 Financing warrant exercise price, a repricing of the warrants was triggered and the warrants were repriced at $0.50.

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

Pursuant to the terms of the 2019 Purchase Agreement, we issued 35,529 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2019 Purchase Agreement. The commitment shares were valued at $200,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2019 Purchase Agreement.

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

During the year ended December 31, 2020, the Company sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million. The Company did not sell any shares of common stock under the 2019 Purchase Agreement during 2019.

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

December 2018 Financing

On December 7, 2018, we entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which we sold 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock. The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

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

During the year ended December 31, 2020, we sold an aggregate of approximately 22,754 shares of common stock under the 2018 Purchase Agreement, for gross proceeds of approximately $0.4 million.

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

Stock Options

2019 Stock Incentive Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 140,000 shares of common stock. With the adoption of the Amended and Restated 2020 Plan (as defined below), no further grants may be made under the 2019 Plan.

2020 Stock Incentive Plan

On January 16, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the issuance of up to 600,000 shares of common stock. With the adoption of the Amended and Restated 2020 Stock Incentive Plan, no further grants may be made under the 2020 Plan.

Amended and Restated 2020 Stock Incentive Plan

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan. As of March 12, 2021, there are 19,172,111 shares available for future grants under the Amended and Restated 2020 Plan.

We measure the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of our common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. We also issue premium options to executive officers which have an exercise price greater than the grant date fair value and have issued performance-based options which vest when target parameters are met, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable vesting period using the straight-line method.

The weighted average fair value of options granted during the year ended December 31, 2020 and 2019, was $0.66 and $16.54 per share, respectively.

Stock-based compensation expense relating to options granted of $2.9 million, of which $2.0 million and $0.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2020.

Stock-based compensation expense relating to options granted of $1.5 million, of which $1.1 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2019.

As of December 31, 2020, the Company had approximately $5.6 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.17 years.

Employee Stock Purchase Plan

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

2020 Employee Stock Purchase Plan

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of December 31, 2020, 245,553 shares were available for future sales under the 2020 ESPP.

The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2020 and 2019, $23,000 and $28,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $34.6 million at December 31, 2020 for future work to be performed.

Operating Leases

Future minimum lease payments under operating leases were as follows (in thousands):

Year Ending December 31,
2021	$610
2022	281
2023	158
2024	145
2025	149
1,343
Included interest	(32)
$1,311

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its expenses resulting from its obligations under contracts with vendors, clinical research organizations and under clinical site agreements in connection with conducting clinical trials. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company’s accrual for clinical trial expenses of approximately $2.2 million is included in accrued expenses and other current liabilities in the December 31, 2020 consolidated balance sheet. The Company also recorded prepaid clinical trial expenses of approximately $7.6 million within prepaid expenses and other in the December 31, 2020 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimates of the unpaid and prepaid clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

We identified the accrual for clinical trial expenses as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of clinical trials or services completed. This in turn led to a high degree of auditor subjectivity, and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls over developing its estimate of accrued and prepaid clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments with vendors, consultants and clinical research organizations and clinical site agreements in connection with conducting clinical trials, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and re-calculating the amounts that were unpaid and prepaid at the balance sheet date. We confirmed contractual commitments and amounts completed, paid and unpaid directly with the third parties involved in performing the clinical trial services on behalf of the Company. We also made direct inquiries of financial and clinical Company personnel regarding the contract amount including change orders, status and progress to completion of clinical trials, amounts paid to date under each contract, and description of future commitments. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

Accounting for sale of Class B Units

As described in Note 11 to the consolidated financial statements the Company issued warrants to purchase the Company’s common stock and convertible preferred stock in connection with the February 2020 underwritten offering. To account for the transaction, the Company calculated the relative fair value of each instrument issued in the financing, and determined if a beneficial conversion feature existed. The fair value of the warrants was determined using the Black-Scholes model. Estimates and assumptions impacting the fair value measurement include the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common and preferred shares. The Company derived the fair value of the convertible preferred stock from the closing price of the common stock on the commitment date. The Company then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, a beneficial conversion feature of $1.3 million existed at the commitment date. These valuation techniques involve a significant amount of estimation and judgment. The valuation of the Class B Units was also identified as a critical accounting estimate by management. In general, the assumptions used in calculating the fair value of the Class B Units represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.

We identified the accounting for the sale of Class B Units as a critical audit matter due to the complexity involved in the Company’s interpretation and application of accounting guidance, as well as the valuation, which involved the application of significant judgment and estimation on the part of management. This in turn led to a high degree of auditor subjectivity. We also applied significant judgment in performing our audit procedures and involved a valuation specialist to evaluate the audit evidence obtained from the audit procedures performed, in particular to evaluate the reasonableness of management's valuation models, as well as the inputs used within the models.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls relating to the Company's methods, significant assumptions, and inputs used for valuing the Company’s Class B Units. Our procedures also included, among others: involvement of an EisnerAmper valuation specialist in evaluating management's valuation model used, and evaluating the reasonableness of the observable inputs to the models, including treasury curves. In addition, to evaluate the reasonableness of the stock price volatility used by management, we also involved the valuation specialist to develop an independent range of prices.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2021

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In Thousands, Except Par Value and Share Amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$77,068	$11,249
Prepaid expenses and other	10,921	2,699
Total current assets	87,989	13,948

Property and equipment, net	8,571	34

Operating lease right-to-use assets	1,258	356
Security deposit	5	—
Restricted cash	240	100
Intangible asset	120	120

Total assets	$98,183	$14,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,598	$3,070
Accrued expenses and other current liabilities	4,626	1,713
Lease liability, short term	595	352
Total current liabilities	9,819	5,135

Lease liability, long term	716	6

Total liabilities	10,535	5,141

Commitments (See Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 5,313 and 0 shares designated as of December 31, 2020 and 2019, respectively; issued and outstanding - None
Series A Convertible Preferred stock, 0 and 7,938 shares designated as of December 31, 2020 and 2019, respectively; issued and outstanding - None
	—	—
Common stock, $0.001 par value; 400,000,000 and 150,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 206,008,683 and 8,531,504 shares issued and outstanding as of December 31, 2020 and 2019, respectively and 54,447 and 1,578 shares to be issued as of December 31, 2020 and December 31, 2019, respectively	206	9
Additional paid in capital	355,037	226,524
Accumulated deficit	(267,533)	(217,070)
Accumulated other comprehensive loss	(62)	(46)

Total stockholders’ equity	87,648	9,417

Total liabilities and stockholders’ equity	$98,183	$14,558

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2020	2019
COSTS AND EXPENSES:
Research and development	$36,157	$18,192
General and administrative	14,354	10,636
	50,511	28,828

Operating loss	(50,511)	(28,828)

Interest income, net	48	210

Net loss	(50,463)	(28,618)

Warrant deemed dividend	(451)	—
Preferred stock deemed dividend	(1,260)	(2,474)

Net loss available to common stockholders	$(52,174)	$(31,092)

Net loss per common share, basic and diluted	$(0.55)	$(19.33)

Weighted average common shares outstanding, basic and diluted	94,591,715	1,608,568

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2020	2019
Net loss	$(50,463)	$(28,618)

Other comprehensive loss:
Foreign currency translation loss	(16)	(5)

Comprehensive loss	$(50,479)	$(28,623)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
	Series A Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2018	9,856	$—	328,689	$—	$212,157	$(41)	$(188,452)	$23,664
Issuance of common stock upon conversion of Series A Convertible preferred stock	(9,856)	—	281,610	1	(1)	—	—	—
Issuance of common stock in exchange for exercise of warrants in March 2019 ($35.00 per share)	—	—	2,000	—	70	—	—	70
Issuance of common stock under 2018 Purchase Agreement	—	—	22,754	—	387	—	—	387
Issuance of common stock under At-the-market offering, net of transactional expenses of $1	—	—	2,106	—	33	—	—	33
Issuance of common stock under 2019 Purchase Agreement, net of transactional expenses of $916	—	—	900,000	1	4,483	—	—	4,484
Issuance of commitment shares in August 2019	—	—	35,529	—	—	—	—	—
Issuance of Series A Convertible preferred stock and common stock warrants in November 2019 ($1,000.00 per share, net of transactional expenses of $957)	7,938	—	—	—	6,980	—	—	6,980
Beneficial conversion feature in connection with issuance of Series A Convertible preferred stock	—	—	—	—	2,474	—	—	2,474
Preferred stock deemed dividend	—	—	—	—	(2,474)	—	—	(2,474)
Issuance of common stock and common stock warrants in November 2019 ($1.94 per share, net of transaction expenses of $128)	—	—	547,420	1	933	—	—	934
Issuance of common stock upon conversion of Series A Convertible preferred stock	(7,938)	—	4,091,753	4	(4)	—	—	—
Issuance of common stock in exchange for exercise of cashless warrants	—	—	2,317,085	2	(2)	—	—	—
Employee stock purchase plan	—	—	2,558	—	31	—	—	31
Stock-based compensation	—	—	—	—	1,457	—	—	1,457
Foreign currency transaction loss	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(28,618)	(28,618)
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020

(Dollars In Thousands Except Per Share Amounts)

(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2019	—	$—	8,531,504	$9	$226,524	$(46)	$(217,070)	$9,417
Issuance of common stock in exchange for exercise of warrants in February and March 2020 ($0.57 per share)	—	—	13,111,999	13	7,461	—	—	7,474
Deemed dividend in connection with repricing of November 2019 warrants	—	—	—	—	451	—	—	451
Warrant deemed dividend	—	—	—	—	(451)	—	—	(451)
Issuance of Series B Convertible preferred stock and common stock warrants in February 2020 ($1,000.00 per share, net of transactional expenses of $711)	5,313	—	—	—	4,602	—	—	4,602
Beneficial conversion feature in connection with issuance of Series B Convertible preferred stock	—	—	—	—	1,260	—	—	1,260
Preferred stock deemed dividend	—	—	—	—	(1,260)	—	—	(1,260)
Issuance of common stock and common stock warrants in February 2020 net of transactional expenses of $292	—	—	3,837,000	4	1,891	—	—	1,895
Issuance of common stock upon conversion of Series B Convertible preferred stock	(5,313)	—	9,321,053	9	(9)	—	—	—
Issuance of common stock in March 2020 net of transactional expenses of $1,221	—	—	14,550,000	14	14,770	—	—	14,784
Issuance of common stock in June 2020 under the equity line	—	—	464,471	1	277	—	—	278
Issuance of common stock under At-the-market offering, net of transaction expenses of $2,304	—	—	102,676,174	102	68,700	—	—	68,802
Issuance of common stock in the acquisition of Trigemina assets	—	—	2,000,000	2	1,358	—	—	1,360
Issuance of common stock in July 2020 net of transactional expenses of $829	—	—	20,940,000	21	9,620	—	—	9,641
Issuance of common stock in exchange for exercise of warrants in July and August 2020 (see note 13)	—	—	4,533,404	5	2,417	—	—	2,422
Issuance commitment under 2020 Purchase Agreement	—	—	600,000	—	—	—	—	—
Issuance of common stock under 2020 Purchase Agreement	—	—	25,441,500	26	14,548	—	—	14,574
Employee stock purchase plan	—	—	1,578	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,876	—	—	2,876
Foreign currency transaction loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(50,463)	(50,463)
Balance, December 31, 2020	—	$—	206,008,683	$206	$355,037	$(62)	$(267,533)	$87,648

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,463)	$(28,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	26
Common stock issued to acquire in-process research and development	1,360	—
Stock-based compensation	2,876	1,457
Changes in operating assets and liabilities:
Prepaid expenses	(6,859)	(1,676)
Accounts payable	1,528	1,663
Lease liabilities and ROU asset, net	51	3
Accrued expenses and other current liabilities	2,914	462
Net cash used in operating activities	(48,566)	(26,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,564)	(17)
Net cash used in investing activities	(8,564)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	9,896	70
Proceeds from ESPP	2	31
Proceeds, net of $711 and $957 expenses, from sale of preferred stock	4,602	6,980
Proceeds, net of $4,646 and $1,045 expenses, from sale of common stock and warrants	108,605	5,838
Net cash provided by financing activities	123,105	12,919

Effect of currency rate change on cash	(16)	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash	65,959	(13,785)
Cash, cash equivalents and restricted cash beginning of the period	11,349	25,134

Cash, cash equivalents and restricted cash end of period	$77,308	$11,349

Supplemental disclosures of cash flow information:
Beneficial conversion feature in connection with sale of Series A Convertible preferred stock and deemed dividend	$—	$2,474
Warrants deemed dividend	$451	$—
Series A Convertible preferred stock and deemed dividend	$1,260	$—

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

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Jenner LLC, Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2020, the Company had working capital of approximately $78.2 million. At December 31, 2020, the Company had an accumulated deficit of approximately $267.5 million. The Company held cash and cash equivalents of approximately $77.1 million as of December 31, 2020.

The Company believes that its cash resources at December 31, 2020 and the proceeds that it raised from equity offerings in the first quarter of 2021 (See Note 17), will meet its operating and capital expenditure requirements through March 31, 2022, but not beyond.

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

 Use of estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the fair value of stock-based compensation and other equity instruments, and the percent of completion of research and development contracts.

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2020 and December 31, 2019, cash equivalents, which consisted of money market funds, amounted to $40.4 million and $5.4 million, respectively. Restricted cash at December 31, 2020 and December 31, 2019 of approximately $240,000 and $100,000, respectively collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York City (see Note 14).

Potentially dilutive securities (See Note 12 and Note 13) excluded from the computation of basic and diluted net loss per share, as of December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$77,068	$11,249
Restricted cash	240	100
Total	$77,308	$11,349

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $27,000 and $26,000, respectively. All property and equipment is located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of December 31, 2020, and 2019, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and subsequent lease commencement dates in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments made under operating leases is recognized on a straight-line basis over the lease term.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business. Currently, we do not believe the CARES Act will have a material impact on our accounting for income taxes.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

All stock-based payments to employees and to nonemployees for their services, including grants of restricted stock units (“RSUs”), and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification 718, Compensation – Stock Compensation.

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

Per Share Data

The computation of basic and diluted loss per share for the years ended December 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the year ended December 31, 2020, as results of operations were a loss for the period.

Potentially dilutive securities (See Note 12 and Note 13) excluded from the computation of basic and diluted net loss per share, as of December 31, 2020 and 2019, are as follows:

	2020	2019
Warrants to purchase common stock	648,306	5,138,158
Options to purchase common stock	10,209,286	109,036
Totals	10,857,592	5,247,194

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31	December 31
	2020	2019
	(in thousands)
Property and equipment, net:
Land	$5,713	$—
Construction in progress	2,800	—
Office furniture and equipment	385	334
Leasehold improvements	23	23
	8,921	357
Less: Accumulated depreciation and amortization	(350)	(323)
	$8,571	$34

On September 28, 2020, the Company completed the purchase of its 40,000 square foot facility in Massachusetts for $4,000,000, to house its new Advanced Development Center for accelerated development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to construction in progress, as the building was not ready for its intended use. As of December 31, 2020, the asset has not been placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.4 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2020, the asset has not been placed in service.

NOTE 4 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2020	2019
	(in thousands)

Prepaid expenses and other:
Contract-related	$7,627	$1,011
Insurance	1,634	1,288
Other	1,660	400
	$10,921	$2,699

Accrued expenses and other current liabilities:
Contract-related	$2,169	$704
Compensation and compensation-related	2,005	690
Professional fees and other	452	319
	$4,626	$1,713

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

As of December 31, 2020, and December 31, 2019, the Company used Level 1 quoted prices in active markets to value cash equivalents of $40.4 million and $5.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both December 31, 2020 and 2019.

NOTE 6 – STOCKHOLDERS’ EQUITY

On August 31, 2020, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 150,000,000 to 400,000,000.

On October 1, 2020, the Company received a letter (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On March 3, 2021, the Company received a letter from Nasdaq stating that Company had regained compliance with the Minimum Bid Price Requirement because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of 20 consecutive business days.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ASSET PURCHASE AGREEMENT WITH KATANA

On December 22, 2020, the Company entered into an asset purchase agreement (the “Katana Asset Purchase Agreement”) with Katana Pharmaceuticals, Inc. (“Katana”) pursuant to which Tonix acquired Katana assets related to insulin resistance and related syndromes, including obesity (the “Katana Assets”). In connection with the acquisition of the Katana Assets, Tonix assumed Katana’s rights and obligations under that certain Exclusive License Agreement by and between Katana and The University of Geneva (“Geneva”) (the “Geneva License “Agreement”) pursuant to an Assignment and Assumption Agreement with Geneva (“Geneva Assignment and Assumption Agreement”), dated December 22, 2020. As consideration for entering into the Katana Asset Purchase Agreement, Tonix paid $0.7 million to Katana. The costs associated with the cash payments were recorded to research and development expenses in the statement of operations for the year ended December 31, 2020. Because the Katana intellectual property was acquired prior to FDA approval, the cash consideration totaling $0.7 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Geneva.

As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 8 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

On June 11, 2020, the Company entered into an asset purchase agreement (the “Trigemina Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which Tonix acquired Trigemina assets related to migraine and pain treatment technologies (the “Trigemina Assets”). In connection with the acquisition of the Trigemina Assets, Tonix assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Stanford License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Asset Purchase Agreement, Tonix paid $824,759 to Trigemina and issued to Trigemina 2,000,000 shares of the Company’s common stock, valued at $0.68 per share, based on the closing stock price on June 11, 2020, and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12-month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were recorded to research and development expenses in the statement of operations for the year ended December 31, 2020. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Trigemina License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford.

As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

Pursuant to the terms of the WSU License Agreement, WSU granted to Tonix an exclusive license, with the right to sublicense, certain patents, technical information and material (collectively, the “Technology”) related to the Assets. WSU reserved for itself the right to practice the Technology for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to obtain regulatory approval for one or more products utilizing the Technology (“WSU Products”) and to use commercially reasonable marketing efforts throughout the term of the WSU License Agreement. The WSU License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to WSU. Tonix is obligated to substantially manufacture WSU Products in the United States if WSU Products will be sold in the United States.

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

As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On September 16, 2019, the Company entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”) pursuant to which Columbia granted to Tonix an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

The Company paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was recorded to research and development expenses in the statement of operations for the year ended December 31, 2019. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company agreed to pay a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were recorded to research and development expenses in the 2019 statement of operations.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2020, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SALE OF COMMON STOCK

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

During the year ended December 31, 2020, the Company sold an aggregate of approximately 25.4 million shares of common stock under the 2020 Purchase Agreement, for gross proceeds of approximately $14.6 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2020 Purchase Agreement (approximately 26 million shares) to Lincoln Park under the 2020 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2020 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 26 million shares to Lincoln Park, during the year end December 31, 2020, under the 2020 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2020 Purchase Agreement without shareholder approval.

July 2020 Financing

On July 13, 2020, the Company entered into an underwriting agreement with A.G.P/Alliance Global Partners (“AGP”), relating to the issuance and sale of 20,940,000 shares of common stock, in a registered direct public offering (“the July 2020 Financing”). The public offering price for each share of common stock was $0.50. The July 2020 Financing closed on July 15, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $0.7 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $9.6 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offering

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, 2020, the Company filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. From date of inception until December 31, 2020, the Company sold approximately 102.7 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $71.1 million. Subsequent to December 31, 2020, the Company has sold 9.5 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $7.0 million.

February 2020  Financing

On February 7, 2020, the Company entered into an underwriting agreement with AGP pursuant to which the Company sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of common stock (“the February 2020 Financing”). The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

The February 2020 Financing closed on February 11, 2020. AGP purchased the Class A and Class B Units at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. The Company incurred other offering expenses of approximately $0.5 million. The Company received net proceeds of approximately $6.5 million, after deducting the underwriting discount and other offering expenses.

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

During February and March 2020, 10.8 million of the warrants issued in the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

During August 2020, 2.2 million of the warrants issued in the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

March 2020 Financing

On February 28, 2020, the Company entered into an underwriting agreement with AGP, relating to the issuance and sale of 14,550,000 shares of common stock, in a registered direct public offering (“the March 2020 Financing”). The public offering price for each share of common stock was $1.10. The March 2020 Financing closed on March 3, 2020. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $1.1 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $14.8 million, after deducting the underwriting discount and other offering expenses.

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

As a result of the issuance of common stock in the July 2020 Financing for less than the November 2019 Financing warrant exercise price, a repricing of the warrants was triggered, and the warrants were repriced at $0.50.

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

During the year ended December 31, 2020, the Company sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million. The Company did not sell any shares of common stock under the 2019 Purchase Agreement during the year ended December 31, 2019.

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

December 2018 Financing

On December 7, 2018, the Company entered into an underwriting agreement with AGP and Dawson James Securities, Inc. (collectively, the “Underwriters”) pursuant to which the Company sold 86,171 Class A Units at a public offering price of $35.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and 11,984 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $35.00 per share convertible into 28.5714 shares of common stock, and warrants to purchase 28.5714 shares of Common Stock (the “December 2018 Financing”). The warrants have an exercise price of $35.00, are immediately exercisable and expire five years from the date of issuance.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2018 Lincoln Park Agreement and 2018 ATM

The Company raised $0.4 million and $33,000 pursuant to a purchase agreement, dated October 18, 2018, with Lincoln Park Capital Partners, and a sales agreement, dated May 1, 2018, with Cowen and Company, LLC, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plans

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2020, 456,250 shares were available for future grants under the Amended and Restated 2020 Plan. As of March 12, 2021, there are 19,172,111 shares available for future grants under the Amended and Restated 2020 Plan.

General

 A summary of the stock option activity and related information for the Plans for the years ended December 31, 2020, and 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,740	$1,430.90	8.14	$—
Grants	95,517	$21.74	—	—
Exercised	—
Forfeitures or expirations	(221)	359.86
Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Grants	10,100,250	$0.81	—	$—
Exercised	—	—
Forfeitures or expirations	—	$—

Outstanding at December 31, 2020	10,209,286	$2.93	9.26	$131,558
Vested and expected to vest at December 31, 2020	10,209,286	$2.93	9.26	$131,558
Exercisable at December 31, 2020	156,812	$127.55	4.85	$653

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average grant date fair value of options granted during the year ended December 31, 2020 and 2019, was $0.66 and $16.54 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. The Company also issues premium options to executive officers which have an exercise price greater than the grant date fair value and has issued performance-based options which vest when target parameters are met or probable of being met, subject in each case to a one year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable service period using the straight-line method.

The assumptions used in the valuation of stock options granted during the year ended December 31, 2020 and 2019 were as follows:

	2020	2019
Risk-free interest rate	0.36% to 1.25%	2.30% to 2.54%
Expected term of option	5.5 to 6 years	5.10 to 10 years
Expected stock price volatility	120.62% to 129.29%	107.12% to 109.72%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.9 million, of which $2.0 million and $0.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2020.

Stock-based compensation expense relating to options granted of $1.5 million, of which $1.1 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2019.

As of December 31, 2020, the Company had approximately $5.6 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.17 years.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plans

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of December 31, 2020, 245,553 shares were available for future sales under the 2020 ESPP.

The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2020 and 2019, $23,000 and $28,000, respectively were expensed. In January 2019, 177 shares that were purchased as of December 31, 2018, under the 2018 ESPP, were issued. Accordingly, during the quarter ended March 31, 2019, approximately $3,000 of employee payroll deductions accumulated at December 31, 2018, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. As of December 31, 2019, approximately $9,000 of employee payroll deductions, which were withheld since July 1, 2019, the commencement of the offering period ending December 31, 2019, were included in accrued expenses in the accompanying balance sheet. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 13 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	24,920	November 2024
$0.57	126,900	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	648,306

During the year ended December 31, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million. During the year ended December 31, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.50, were exercised for proceeds of approximately $1.2 million.

During the year ended December 31, 2020, 13.0 million warrants from the February 2020 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $7.5 million.

During the year ended December 31, 2020, 2,500 warrants with a per share exercise price of $0.50 expired.

During the year ended December 31, 2019, 2,000 warrants with an exercise price of $35.00 were exercised for proceeds of approximately $70,000.

During the year ended December 31, 2019, 24 warrants with a per share exercise price of $25,000 expired.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2020, the Company has right-of-use assets of $1.3 million and a total lease liability for operating leases of $1.3 million of which $0.7 million is included in long-term lease liabilities and $0.6 million is included in current lease liabilities.

At December 31, 2020, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2021	$610
2022	281
2023	158
2024	145
2025	149
1,343
Included interest	(32)
$1,311

In 2019, the Company entered into a new and amendments to operating leases, resulting in the Company recognizing an operating lease liability of approximately $0.5 million based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $0.5 million.

In 2020, the Company entered into new and amendments to operating leases, resulting in the Company recognizing an additional operating lease liability of approximately $1.4 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $1.4 million.

Operating lease expense was $0.5 million for both the years ended December 31, 2020 and 2019.

Other information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:	December 31, 2020	December 31, 2019
Operating cash flow from operating leases (in thousands)	$540	$455

Weighted Average Remaining Lease Term
Operating leases	3.27 years	0.85 years

Weighted Average Discount Rate
Operating leases	1.42%	3.37%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS

Research and Development Contracts

The Company has contracts with various contract research organizations with outstanding commitments aggregating approximately $34.6 million at December 31, 2020 for future work to be performed.

Defined Contribution Plan

Effective April 1, 2014, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For both the years ended December 31, 2020 and 2019, the Company charged operations $0.1 million for contributions under the 401(k) Plan.

NOTE 16 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2020	2019
Foreign	$(41,155)	$(22,630)
Domestic	(9,308)	(5,988)
Total	$(50,463)	$(28,618)

 In 2020, the foreign losses are comprised of $40.4 million related to the Bermudan operations of Tonix International Holding. In 2019, the foreign losses were primarily comprised of $22.2 million related to the Bermudan operations of Tonix International Holding.

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2020	2019
Statutory federal income tax	(21.0)%	(21.0)%
Change in valuation allowance	3.9%	1.0%
Foreign loss not subject to income tax	16.9%	16.4%
Attribute reduction from control change	0.3%	4.1%
Other	(0.1)%	(0.5)%
Income Tax Provision	0.0%	0.0%

Deferred tax assets and related valuation allowance as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	209
Deferred tax assets/(liabilities):
Net operating loss carryforward	$2,193	$770
Stock-based compensation	3,662	2,951
Other	856	507
Total deferred assets	6,711	4,228

Valuation allowance	(6,075)	(3,874)

Deferred tax liabilities	(636)	(354)

Net deferred tax assets	$—	$—

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2020 have been reduced to none to reflect IRC section 383 ownership changes through December 31, 2020 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2020, the Company has $6.5 million of Ireland NOL carryforwards that do not expire. As of December 31, 2020, the Company’s federal, New York State, and New York City NOL carryforwards are subject to annual limitations in their use in accordance with IRC section 382. The NOL carryforwards at December 31, 2020 have been reduced to reflect IRC section 382 ownership changes through December 31, 2020 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase in the valuation allowance for the years ended December 31, 2020 and 2019 were $2.2 million, and $0.2 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2020 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2020, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2017 and after.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

On January 11, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 50,000,000 shares of its common stock in a registered direct public offering (“the January 2021 Financing”), with AGP as placement agent. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $2.8 million. The Company incurred other offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $36.9 million, after deducting the fees and other offering expenses.

On February 8, 2021, the Company entered into agreement securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of its common stock~~,~~ in a registered direct public offering(“the February 2021 Financing”), with AGP acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $4.9 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

On February 23, 2021, the Company granted options to purchase an aggregate of 7,655,875 shares of the Company’s common stock to employees with an exercise price of $1.22, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 4,830,000 shares of the Company’s common stock to certain employees with an exercise price of $1.53, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

On March 5, 2021, the Company announced that it entered into a $2.9 million non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The Property is intended for process development activities.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2020, our internal control over financial reporting was effective.

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

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	63	President, CEO and Chairman of the Board of Directors
Richard Bagger	60	Director
Margaret Smith Bell	61	Director
Daniel Goodman	60	Director
David Grange	73	Director
Adeoye Olukotun	76	Director
James Treco	65	Lead Director
Jessica Morris	43	Chief Operating Officer
Bradley Saenger	47	Chief Financial Officer and Treasurer
Gregory Sullivan	55	Chief Medical Officer and Secretary

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

Richard Bagger became a Director in June 2020. Mr. Bagger has been a Partner and Executive Director of Christie 55 Solutions, LLC, a New Jersey based consulting firm, since January 2020. Mr. Bagger has also been an Adjunct Faculty member at the Rutgers University Eagleton Institute since 2018. From 2012 through 2019, Mr. Bagger was Executive Vice President of Corporate Affairs and Market Access for Celgene Corporation (NASDAQ: CELG), a global biopharmaceutical company, as well as a member of its Executive Committee. From 1993 to 2010, Mr. Bagger held roles of increasing responsibility with Pfizer Inc. (NYSE: PFE), a global pharmaceutical company, and served as Senior Vice President, Worldwide Public Affairs and Policy, from 2006 to 2009. Prior to joining Pfizer, Mr. Bagger was Assistant General Counsel of Blue Cross and Blue Shield of New Jersey, a health insurer, and practiced law with the law firm of McCarter & English. Mr. Bagger served as Board Chair of the National Pharmaceutical Council for 2019 and is a member of the Board of Directors of the U.S. Chamber of Commerce. He is also on the advisory board for the Lerner Center for the Study of Pharmaceutical Management Issues at Rutgers University Business School. Mr. Bagger received an A.B. degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and a J.D. degree from Rutgers University Law School. Mr. Bagger’s extensive healthcare and public policy experience were instrumental in his selection as a member of the Board.

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

Daniel Goodman, MD became a Director in May 2019. Dr. Goodman founded Riverside Pharmaceuticals, a drug discovery company, in 2012 and has been its Chief Executive Officer since inception. Dr. Goodman co-founded PsychoGenics Inc., a preclinical neuropharmacology company, in 1998, was its Chief Executive Officer from 1998 to 2000, and has served on its Board of Directors since 2000. Dr. Goodman is also a practicing physician and has been President and cofounder of The Midtown Practice for Psychiatry PC since 2017 and President and founder of Daniel Goodman MD PC since 2003. Dr. Goodman graduated from Harvard Medical School and has an M.B.A. from Columbia Business School. Dr. Goodman’s experience in drug discovery and development was instrumental in his selection as a member of our Board.

Brigadier General David Grange (U.S. Army retired) became a director in February 2018. BG Grange has been President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, since 2011. BG Grange was Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, from April 2017 to October 2019. Prior to founding OGS, BG Grange was a member of the Board of Pharmaceutical Product Development, Inc. (Nasdaq: PPDI), a contract research organization, from 2003 to 2009, and Chief Executive Officer from 2009 to 2011. Prior to PPDI he served in the McCormick Tribune Foundation for 10 years most recently as Chief Executive Officer and President, where he also oversaw the support of Veteran Programs.BG Grange served 30 years in the U.S. Army as a Ranger, Green Beret, Aviator, Infantryman and a member of special operating units. At the Pentagon, he was Director of Army Current Operations, Readiness, and Mobilization.BG Grange commanded the Ranger Regiment and the First Infantry Division (the Big Red One).BG Grange holds a master’s degree in Public Service from Western Kentucky University.BG Grange’s extensive experience in the pharmaceutical industry and service with the U.S. military was instrumental in his selection as a member of our Board.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Richard Bagger, Margaret Smith Bell, Daniel Goodman, David Grange, Adeoye Olukotun and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market. Prior to his resignation in June 2020, the Board found that Mr. Rhodes was also an independent director.

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

We have established the position of lead director, which is filled by Mr. Treco. The lead director has the following responsibilities, as detailed in the Lead Director charter, adopted by the Board (and also performs any other functions the Board may request):

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

Stockholder Communications with the Board

The Company’s stockholders may communicate with the Board, including non-executive directors or officers, by sending written communications addressed to such person or persons in care of Tonix Pharmaceuticals Holding Corp., Attention: Secretary, 26 Main Street, Suite 101, Chatham, New Jersey 07928. All communications will be compiled by the Secretary and submitted to the addressee. If the Board modifies this process, the revised process will be posted on the Company’s website.

Meetings and Committees of the Board

During the fiscal year ended December 31, 2020, the Board held 13 meetings, the Audit Committee held eight meetings, the Compensation Committee held six meetings and the Nominating and Corporate Governance Committee held seven meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Bagger			*
Margaret Smith Bell	*	**
Daniel Goodman	*		*
David Grange		*	*
Adeoye Olukotun		*
James Treco	**		**

*    Member of Committee

**  Chairman of Committee

Audit Committee

Our Audit Committee consists of Margaret Smith Bell, Daniel Goodman and James Treco, Chair of the Committee. Our Board has determined each of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2020.

Compensation Committee

Our Compensation Committee consists of Margaret Smith Bell, Chair of the Committee, David Grange and Adeoye Olukotun. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

Our Compensation Committee has responsibility for, among other things, evaluating and making decisions regarding the compensation of our executive officers, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC and periodically evaluating and administering the terms and administration of our incentive plans and benefit programs. In addition, our Compensation Committee reviews and makes recommendations to the Board regarding incentive compensation plans that require shareholder approval, director compensation, the Company’s compensation discussion and analysis (“CD&A”) and the related executive compensation information for inclusion in the Company’s Annual Report on Form 10-K and proxy statement, and employment and severance agreements relating to the chief executive officer.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Richard Bagger, Daniel Goodman, David Grange and James Treco, Chair of the Committee. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2020 compensation strategy included the following:

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

In 2020, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2020 and 2019.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2020	614,250	460,688	—	2,799,884	—	—	—	3,874,822
Chief Executive Officer	2019	585,000	198,095	—	505,178	—	—	—	1,288,273

Gregory Sullivan	2020	420,000	256,200	—	706,220	—	—	—	1,382,420
Chief Medical Officer	2019	400,000	84,000	—	168,393	—	—	—	652,393

Bradley Saenger	2020	404,250	181,913	—	505,645	—	—	—	1,091,808
Chief Financial Officer	2019	385,000	80,850	—	112,262	—	—	—	578,112

(1)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2020

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2020.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/25/2020	120,000	0.40		42,040
	2/25/2020	120,000	0.50	(2)	41,277
	5/4/2020	2,000,000	0.77		1,368,186
	5/4/2020	2,000,000	0.96	(2)	1,348,380

Bradley Saenger	2/25/2020	24,000	0.40		8,408
	2/25/2020	24,000	0.50	(2)	8,255
	5/4/2020	360,000	0.77		246,273
	5/4/2020	360,000	0.96	(2)	242,708

Gregory Sullivan	2/25/2020	39,000	0.40		13,663
	2/25/2020	39,000	0.50	(2)	13,415
	5/4/2020	500,000	0.77		342,046
	5/4/2020	500,000	0.96	(2)	337,095

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 125% premium of the closing price of the Company’s common stock on the grant date.

 Outstanding Equity Awards at December 31, 2020

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	35	—		$30,000.00	5/9/2022
	68	—		$10,200.00	2/12/2023
	71	—		$15,880.00	2/11/2024
	100	—		$9,870.00	6/17/2024
	100	—		$6,680.00	10/29/2024
	189	—		$5,950.00	2/25/2025
	8	—		$5,950.00	2/25/2025
	110	—		$5,030.00	2/9/2026
	—	110	(1)	$5,030.00	2/9/2026
	160	-		$550.00	3/1/2027
	1,491	76	(2)	$340.00	2/13/2028
	1,491	76	(2)	$425.00	2/13/2028
	1,426	901	(3)	$18.90	2/26/2029
	1,426	901	(3)	$23.60	2/26/2029
	6,853	6,123	(4)	$20.50	5/6/2029
	6,853	6,123	(4)	$25.60	5/6/2029
	—	120,000	(5)	$0.40	2/25/2030
	—	120,000	(5)	$0.50	2/25/2030
	—	2,000,000	(6)	$0.77	5/4/2030
	—	2,000,000	(6)	$0.96	5/4/2030
Bradley Saenger	11	—		$9,870.00	6/17/2024
	11	—		$6,680.00	10/29/2024
	13	—		$5,950.00	2/25/2025
	15	—		$5,030.00	2/9/2026
	—	60	(1)	$2,420.00	5/27/2026
	20	—		$2,420.00	5/27/2026
	48	-		$550.00	3/1/2027
	373	19	(2)	$340.00	2/13/2028
	373	19	(2)	$425.00	2/13/2028
	321	196	(3)	$18.90	2/26/2029
	321	196	(3)	$23.60	2/26/2029
	1524	1,360	(4)	$20.50	5/6/2029
	1524	1,360	(4)	$25.60	5/6/2029
	—	24,000	(5)	$0.40	2/25/2030
	—	24,000	(5)	$0.50	2/25/2030
	—	360,000	(6)	$0.77	5/4/2030
	—	360,000	(6)	$0.96	5/4/2030
Gregory Sullivan	27	—		$9,870.00	6/17/2024
	27	—		$6,680.00	10/29/2024
	27	—		$5,950.00	2/25/2025
	30	—		$5,030.00	2/9/2026
	—	30	(1)	$5,030.00	2/9/2026
	75		—	$550.00	3/1/2027
	570	18	(2)	$340.00	2/13/2028
	570	18	(2)	$425.00	2/13/2028
	479	297	(3)	$18.90	2/26/2029
	479	297	(3)	$23.60	2/26/2029
	2,286	2,040	(4)	$20.50	5/6/2029
	2,286	2,040	(4)	$25.60	5/6/2029
	—	39,000	(5)	$0.40	2/25/2030
	—	39,000	(5)	$0.50	2/25/2030
	—	500,000	(6)	$0.77	5/4/2030
	—	500,000	(6)	$0.96	5/4/2030

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $6,000.00, $7,000.00 and $8,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on February 13, 2019, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vested as to 1/3 of the shares on February 26, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on May 6, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on February 25, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(6)	The shares subject to this stock option vested as to 1/3 of the shares on May 4, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2020.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	10,209,286	$2.93	701,803
Equity compensation plans not approved by security holders	—	—	—
Total	10,209,286	$2.93	701,803

(1)	Consists of the Company’s 2012 Amended and Restated Incentive Stock Option Plan, the 2014 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2017 Stock Incentive Plan, the 2018 Equity Incentive Plan, the 2019 Stock Incentive Plan, the 2020 Stock Incentive Plan, the Amended and Restated 2020 Stock Incentive Plan and the 2019 Employee Stock Purchase Plan, and the 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	Consists of shares available for future issuance under the Amended and Restated 2020 Plan and our ESPP. As of December 31, 2020, 456,250 shares of common stock were available for issuance under the Amended and Restated 2020 Plan and 245,553 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman (“Lederman”) to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2021, the base salary is $675,000.  The Lederman Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan (“Sullivan”) to serve as our Chief Medical Officer.  The base salary for Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2021, the base salary is $440,000.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Bradley Saenger

On February 23, 2021, the Company entered into an employment agreement (the “Saenger Agreement”) with Mr. Bradley Saenger (“Saenger”) to serve as our Chief Financial Officer.  The base salary for Saenger under the Saenger Agreement was $425,000 per annum as of January 1, 2021.  The Saenger Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Saenger Agreement, if the Company terminates Saenger’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Saenger is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Saenger may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Saenger and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Saenger remained continuously employed by the Company during such period.

Pursuant to the Saenger Agreement, if Saenger’s employment is terminated as a result of death or permanent disability, Saenger or his estate, as applicable, is entitled to his fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

For purposes of the Saenger Agreement, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity, (4) gross negligence, failure to follow a material, lawful and reasonable request of the Company or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material misconduct by Saenger, (5) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following Saenger’s receipt of written notice from the Company stating with specificity the nature of such failure, refusal or neglect, or (6) material breach of any Company policy or any material provision of the Saenger Agreement.

For purposes of the Saenger Agreement, “Good Reason” generally means (1) a material diminution in Executive’s title, authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management and such reduction is not greater than 15%, (3) a material change in the geographic location at which the executive officer must perform his duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Saenger under the Agreement, or (5) the Company elects not to renew the Agreement for another term.

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2020 for services to our Company.

Name	Cash Compensation ($)	Option Awards ($)(1)	Total ($)
Richard Bagger	$20,417	$42,546	$62,963
Margaret Smith Bell	$23,333	$50,460	$73,793
Daniel Goodman	$23,333	$50,460	$73,793
David Grange	$23,333	$50,460	$73,793
Adeoye Olukotun	$23,333	$50,460	$73,793
John Rhodes *	$5,833	$38,713	$44,546
James Treco (2)	$23,333	$78,435	$101,768
Total:	$142,915	$361,534	$504,449

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Treco received additional stock options for serving as lead director.

* Mr. Rhodes resigned from the Board on June 9, 2020.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2021:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 26 Main Street, Suite 101, Chatham, New Jersey 07928.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Seth Lederman	Common Stock	1,570,599	(3)	*
Jessica Morris	Common Stock	264,227	(4)	*
Bradley Saenger	Common Stock	265,560	(5)	*
Gregory Sullivan	Common Stock	434,639	(6)	*
Richard Bagger	Common Stock	78,750	(7)	*
Margaret Smith Bell	Common Stock	83,791	(8)	*
Daniel Goodman	Common Stock	78,006	(9)	*
David Grange	Common Stock	78,270	(10)	*
Adeoye Olukotun	Common Stock	83,500	(11)	*
James Treco	Common Stock	132,500	(12)	*
Officers and Directors as a Group (10 persons)	Common Stock	3,069,842	(13)	*

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 323,917,731 shares of common stock issued and outstanding as of March 15, 2021.

(3) Includes 1,451,303 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 5 shares of common stock underlying warrants, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Laboratories, Inc. (Leder Labs), 30 shares of common stock owned by Starling, 118,267 shares owned through a 401(k) account, 459 shares owned through an IRA account and 31 shares owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(4) Includes 264,207 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, and 3 shares of common stock underlying warrants.

(5) Includes 264,165 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 371,912 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 68,750 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(8) Includes 78,400 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 78,005 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 78,270 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 78,150 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(12) Includes 122,500 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(13) Includes 2,855,663 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Labs, 30 shares of common stock owned by Starling, 118,267 shares owned through a 401(k) account of Dr. Lederman, 459 shares owned through an IRA account of Dr. Lederman, 31 shares owned by Dr. Lederman’s spouse, and 8 shares of common stock underlying warrants owned directly by the executive officers and directors.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $313,320 and $421,720, respectively.

Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2020 and 2019.

Tax and Other Fees

We did not incur fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2020 and 2019.

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

EXHIBIT INDEX

Exhibit No.	Description

1.01	Form of Underwriting Agreement, filed herewith.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.08	Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 15, 2019 and incorporated herein by reference.

3.09	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on January 17, 2020 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed herewith.

10.01	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.*

10.02	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.*

10.03	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.*

10.04	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.05	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.*

10.06	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.*

10.07	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.*

10.08	Tonix Pharmaceuticals Holding Corp. 2018 Equity Incentive Plan, incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on April 19, 2018.*

10.09	Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.10	Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.11	Tonix Pharmaceuticals Holding Corp. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.12	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2019 and incorporated herein by reference.

10.13	Purchase Agreement, dated August 20, 2019, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 23, 2019 and incorporated herein by reference.

10.14	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.15	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.16	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.17

Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on December 13, 2019.*

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2020 and incorporated herein by reference.

10.19	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.20	Asset Purchase Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and Trigemina, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2020 and incorporated herein by reference. †

10.21	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.22	Assignment and Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.23	Purchase and Sale Agreement, dated July 1, 2020, between Tonix Pharmaceuticals Holding Corp. and Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.24	Real Property Purchase and Sale Agreement, dated October 14, 2020, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2020 and incorporated herein by reference. †

10.25	Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2020.*

10.26	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Jessica Morris, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.27	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bradley Saenger, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.28	Purchase and Sale Agreement, dated March 5, 2021, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed herewith. †

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016 and incorporated herein by reference.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 15, 2021	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2021
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021
Bradley Saenger

/s/ RICHARD BAGGER	Director	March 15, 2021
Richard Bagger

/s/ MARGARET SMITH BELL	Director	March 15, 2021
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 15, 2021
David Grange

/s/ DANIEL GOODMAN	Director	March 15, 2021
Daniel Goodman

/s/ ADEOYE OLUKOTUN	Director	March 15, 2021
Adeoye Olukotun

/s/ JAMES TRECO	Director	March 15, 2021
James Treco