Form 10-Q
period 2021-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2021-05-10
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Main Street, Suite 101 Chatham, New Jersey (Address of principal executive offices)	07928 (zip code)

(862) 904-8182

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TNXP	The NASDAQ Global Market

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

As of May 7, 2021, there were 326,509,139 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,214	$77,068
Prepaid expenses and other	8,951	10,921
Total current assets	173,165	87,989

Property and equipment, net	9,070	8,571

Right of use assets, net	921	1,258
Security deposit	5	5
Restricted cash	240	240
Intangible asset	120	120

Total assets	$183,521	$98,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$4,598
Accrued expenses and other current liabilities	2,783	4,626
Lease liability, current	386	595
Total current liabilities	6,028	9,819

Lease liability, net of current	577	716

Total liabilities	6,605	10,535

Commitments (See Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series B Convertible Preferred stock, $0.001 par value; 5,313 shares designated as of March 31, 2021 and December 31, 2020 issued and outstanding - None Series A Convertible Preferred stock, $0.001 par value; 7,938 shares designated as of March 31, 2021 and December 31, 2020 issued and outstanding - None	—	—
Common stock, $0.001 par value; 800,000,000 and 400,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 323,917,731 and 206,008,683 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, and 54,447 shares to be issued as of December 31, 2020	324	206
Additional paid in capital	464,841	355,037
Accumulated deficit	(288,186)	(267,533)
Accumulated other comprehensive loss	(63)	(62)

Total stockholders’ equity	176,916	87,648

Total liabilities and stockholders’ equity	$183,521	$98,183

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
COSTS AND EXPENSES:
Research and development	$15,327	$4,676
General and administrative	5,409	2,621
	20,736	7,297

Operating loss	(20,736)	(7,297)

Interest and other income, net	83	24

Net loss	(20,653)	(7,273)

Warrant deemed dividend	—	451
Preferred stock deemed dividend	—	1,260

Net loss available to common stockholders	$(20,653)	$(8,984)

Net loss per common share, basic and diluted	$(0.07)	$(0.37)

Weighted average common shares outstanding, basic and diluted	290,106,510	24,028,970

See the accompanying notes to the condensed consolidated financial statements

4

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,653)	$(7,273)

Other comprehensive loss:
Foreign currency translation loss	(1)	(14)

Total other comprehensive loss	(1)	(14)

Comprehensive loss	$(20,654)	$(7,287)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2020	—	$—	206,008,683	$206	$355,037	$(62)	$(267,533)	$87,648
Issuance of common stock upon exercise of warrants in March 2021 ($0.57 per share)	—	—	3,400	—	2	—	—	2
Issuance of common stock in January 2021 ($0.80 per share), net of transactional expenses of $3,096	—	—	50,000,000	50	36,854	—	—	36,904
Issuance of common stock in February 2021 ($1.20 per share), net of transactional expenses of $5,002	—	—	58,333,334	58	64,939	—	—	64,997
Issuance of common stock under at-the-market offering, net of transactional expenses of $230	—	—	9,517,867	10	6,769	—	—	6,779
Employee stock purchase plan	—	—	54,447	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,212	—	—	1,212
Foreign currency transaction gain	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(20,653)	(20,653)
Balance, March 31, 2021	—	$—	323,917,731	$324	$464,841	$(63)	$(288,186)	$176,916

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
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

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,653)	$(7,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	6
Stock-based compensation	1,212	360
Changes in operating assets and liabilities:
Prepaid expenses and other	1,971	(39)
Accounts payable	(1,739)	(1,662)
Lease liabilities and ROU asset, net	(12)	(2)
Accrued expenses and other current liabilities	(1,843)	(716)
Net cash used in operating activities	(21,058)	(9,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(505)	—
Net cash used in investing activities	(505)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	2	7,474
Proceeds from ESPP	28	2
Proceeds, net of expenses of $0 and $711, from the sale of preferred stock	—	4,602
Proceeds, net of expenses of $8,328 and $1,513, from sale of common stock and warrants	108,680	16,679
Net cash provided by financing activities	108,710	28,757

Effect of currency rate change on cash	(1)	(15)

Net increase in cash, cash equivalents and restricted cash	87,146	19,416
Cash, cash equivalents and restricted cash beginning of the period	77,308	11,349

Cash, cash equivalents and restricted cash end of period	$164,454	$30,765

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Series B Convertible preferred stock deemed dividend	$—	$1,260
Warrants deemed dividend	$—	$451

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2021, the Company had working capital of approximately $167.1 million. At March 31, 2021, the Company had an accumulated deficit of approximately $288.2 million. The Company held unrestricted cash and cash equivalents of approximately $164.2 million as of March 31, 2021.

The Company believes that its cash resources at March 31, 2021, and the proceeds that it raised from equity offerings subsequent to the end of the first quarter of 2021 (See Note 11), will meet its operating and capital expenditure requirements through March 31, 2022, but not beyond.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company has the ability to obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital with terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

The condensed consolidated balance sheet as of December 31, 2020 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021.

Risks and uncertainties

The Company’s primary efforts are devoted to conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company does not have any commercial products available for sale and has not generated revenues, and there is no assurance that if any of its product candidates are approved for sale, that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product candidate will be approved or commercially viable. Moreover, the extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2021 and December 31, 2020, cash equivalents, which consisted of money market funds, amounted to $100.4 million and $40.4 million, respectively. Restricted cash at both March 31, 2021 and December 31, 2020 of approximately $240,000 collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York (see Note 14).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$164,214	$77,068
Restricted cash	240	240
Total	$164,454	$77,308

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation and amortization expense for both quarters ended March 31, 2021 and 2020 was $6,000. All property and equipment is located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of March 31, 2021, the Company believed that no impairment existed.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

Stock-based compensation

All stock-based payments to employees and to nonemployees for their services, including grants of restricted stock units (“RSUs”), and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation or other expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

 Per Share Data

The computation of basic and diluted loss per share for the quarters ended March 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2021 and March 31, 2020, as results of operations were a loss for the period.

Potentially dilutive securities (See Note 12 and Note 13) excluded from the computation of basic and diluted net loss per share, as of March 31, 2021 and 2020, are as follows:

	2021	2020
Warrants to purchase common stock	644,906	5,184,210
Options to purchase common stock	22,983,353	665,536
Totals	23,628,259	5,849,746

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31	December 31
	2021	2020
	(in thousands)
Land	$5,713	$5,713
Construction in progress	3,290	2,800
Office furniture and equipment	400	385
Leasehold improvements	23	23
	9,426	8,921
Less: Accumulated depreciation and amortization	(356)	(350)
	$9,070	$8,571

On September 28, 2020, the Company completed the purchase of its 40,000 square foot facility in Massachusetts for $4,000,000, to house its new Advanced Development Center for accelerated development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to construction in progress, as the building was not ready for its intended use. As of March 31, 2021, the asset has not been placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.4 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of March 31, 2021, the asset has not been placed in service.

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

As of March 31, 2021, and December 31, 2020, the Company used Level 1 quoted prices in active markets to value cash equivalents of $100.4 million and $40.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both March 31, 2021 and December 31, 2020.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

On March 26, 2021, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 400,000,000 to 800,000,000.

On October 1, 2020, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On March 3, 2021, the Company received a letter from Nasdaq stating that Company had regained compliance with the Minimum Bid Price Requirement because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of 20 consecutive business days.

NOTE 6 – ASSET PURCHASE AGREEMENT WITH KATANA

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

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 7 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

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

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Trigemina License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Stanford.

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 8 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

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

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 9 – LICENSE AGREEMENT WITH INSERM

On February 11, 2021, the Company entered into a license agreement (the “Inserm License Agreement”) pursuant to which it licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties.

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 11 – SALE OF COMMON STOCK

February 2021 Financing

On February 8, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of its common stock~~,~~ in a registered direct public offering (“the February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $4.9 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

January 2021 Financing

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

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, 2020, the Company filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. During the quarter ended March 31, 2021, the Company sold approximately 9.5 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $7.0 million. Subsequent to March 31, 2021, the Company has sold 2.6 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $3.2 million. On April 19, 2021, the Company filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $170.0 million in ATM sales under the Sales Agreement.

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

MARCH 31, 2021 AND 2020 (UNAUDITED)

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

MARCH 31, 2021 AND 2020 (UNAUDITED)

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2021, 18,883,676 shares were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,209,286	$2.93	9.26	$131,558
Grants	12,774,310	$1.34
Exercised	—	—
Forfeitures or expirations	(243)	2,937.37

Outstanding at March 31, 2021	22,983,353	$2.02	9.51	$5,198,480
Exercisable at March 31, 2021	362,874	$54.08	7.04	$210,218

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2021 and 2020 was $1.10 and $0.35 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Risk-free interest rate	1.00% to 1.34%	0.49% to 1.25%
Expected term of option	6.00 years	5.50 to 6.00 years
Expected stock price volatility	132.23% to 132.78%	124.11% to 127.83%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.2 million, of which $0.8 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2021.

Stock-based compensation expense relating to options granted of $0.4 million, of which $0.3 million and $0.1 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2020.

As of March 31, 2021, the Company had approximately $18.4 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.67 years.

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of March 31, 2021, 245,553 shares were available for future sales under the 2020 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

 The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarters ended March 31, 2021 and 2020, $47,000 and $0, respectively were expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees.

NOTE 13 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	24,920	November 2024
$0.57	123,500	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	644,906

During the quarter ended March 31, 2021, 3,400 warrants from the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $2,000.

During the quarter ended March 31, 2020, 2.3 million warrants from the November 2019 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

During the quarter ended March 31, 2020, 10.8 million warrants from the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 14 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2021, the Company has right-of-use assets of $0.9 million and a total lease liability for operating leases of $1.0 million of which $0.6 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

At March 31, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$350
2022	186
2023	158
2024	145
2025	149
988
Included interest	(25)
$963

During the quarter ended March 31, 2020, the Company entered into a lease amendment, resulting in the Company recognizing an operating lease liability of approximately $35,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $35,000. No new and amendments to operating leases were entered into by the Company during the quarter ended March 31, 2021.

Operating lease expense was $0.2 and $0.1 million for the quarters ended March 31, 2021 and 2020, respectively.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating cash flow from operating leases (in thousands)	$158	$115

Weighted Average Remaining Lease Term
Operating leases	3.54 years	0.84 years

Weighted Average Discount Rate
Operating leases	1.47%	3.52%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 15 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $30.0 million at March 31, 2021 for future work to be performed.

On March 3, 2021, the Company entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2021 and 2020, the Company charged operations $70,000 and $50,000, respectively, for contributions under the 401(k) Plan.

NOTE 16 – SUBSEQUENT EVENTS

On April 14, 2021, the Company and OyaGen, Inc. (“OyaGen”) entered into an exclusive License Agreement (the “OyaGen License Agreement”) pursuant to which OyaGen granted to Tonix an exclusive license to certain patents and technical information related to an antiviral inhibitor of SARS-CoV-2, sangivamycin, and to develop and commercialize products thereunder, and to acquire rights to any technology based on the thereon for the prevention or treatment of Covid-19 developed by OyaGen during the term of the License Agreement.

As consideration for entering into the License Agreement, Tonix agreed to pay a low-seven digit license fee to OyaGen, and agreed to issue to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of the Company’s common stock, which is unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The OyaGen License also provides for single-digit royalties and contingent milestone payments.

Subsequent to March 31, 2021, the Company has sold 2.6 million shares of common stock under the ATM Sales Agreement, for gross proceeds of approximately $3.2 million.

On April 19, 2021, the Company filed an amended prospectus supplement under a shelf registration relating to the ATM Sales Agreement to increase the aggregate offering price to $170.0 million in ATM sales under the ATM Sales Agreement.

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

Our most advanced CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of cyclobenzaprine, or CBP, designed for bedtime administration. TNX-102 SL has active investigational new drug applications, or IND’s, for FM, posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. TNX-102 SL is in mid-Phase 3 development for the management of FM which is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition.  We reported positive results from its Phase 3 RELIEF study in December 2020 and expect interim analysis data from a second Phase 3 study, RALLY, in the third quarter of 20211, followed by topline data in the first quarter of 2022. We completed enrollment of 50% of participants in the RALLY study in March 2021. For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. As a next step, we intend to meet with the U.S. Food and Drug Administration, or FDA, to discuss potential new endpoints for the indication of treatment of PTSD. We expect to begin enrolling a Phase 3 study of TNX-102 SL in police in Kenya in the third quarter of 2021. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol.

Other CNS candidates in development include TNX-1900* (intranasal potentiated oxytocin), which is in development as a candidate for prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions. TNX-1900 was acquired from Trigemina, Inc. in 2020 and licensed from Stanford University in 2020. We intend to submit an IND to the FDA in the third quarter of 2021 and initiate a Phase 2 study in migraine in the third quarter of 2021. Tonix also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva. TNX-2900* is another intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite later in life.

TNX-601 CR* (tianeptine oxalate and naloxone controlled-release tablets) is another CNS product candidate in development as a treatment for major depressive disorder, or depression, as well as for PTSD and neurocognitive dysfunction associated with corticosteroid use. We completed a Phase 1 trial for formulation development outside of the U.S. Based on official minutes from a pre-IND meeting with the FDA, we expect to be in a position to initiate a Phase 2 study for the treatment of depression in the fourth quarter of 2021, pending results of toxicology studies.

TNX-1300** (double-mutant cocaine esterase) is also in Tonix’s CNS portfolio and is in Phase 2 development for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who had received intravenous, or i.v., cocaine. We expect to initiate a Phase 2 open-label safety study of TNX-1300 in an emergency room setting in the third quarter of 2021.

Our immunology portfolio includes vaccines to prevent infectious diseases and biologics to address organ rejection, cancer, and autoimmune diseases. Our lead vaccine candidate, TNX-1800**, is a live replicating vaccine based on the horsepox viral vector platform to protect against COVID-19, primarily by eliciting a T cell immune response. We reported positive immune response data in non-human primates in the fourth quarter of 2020 and reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. TNX-801**, a live horsepox virus vaccine for percutaneous administration, is in the pre-IND stages of development to protect against smallpox and monkeypox. Both TNX-1800 and TNX-801 are based on the proprietary horsepox viral vector platform. We expect to initiate a Phase 1 safety study of TNX-1800 for COVID-19 in the first half of 2022.

TNX-2100** is a skin test we are developing to measure SARS-CoV-2 exposure and T cell immunity. It is an intradermal test to measure delayed-type hypersensitivity (DTH) response to SARS-CoV-2. We have manufactured GMP peptides designed to stimulate SARS-CoV-2 specific T cells and expect to submit an IND to the FDA in the third quarter of 2021 and initiate a first-in-human clinical study in the fourth quarter of 2021.

TNX-3500* (sangivamycin) is an antiviral inhibitor of SARS-CoV-2. It has demonstrated broad-spectrum activity in laboratory-based assays against the coronaviruses SARS-CoV-2 and MERS-CoV. Tonix licensed this compound from OyaGen, Inc. and intends to develop it as a treatment for COVID-19 and potentially other viral disorders. The active ingredient of TNX-3500 has been studied for safety in humans in prior studies on cancer patients at the U.S. National Cancer Institute but has not been approved for marketing in any jurisdiction. Tonix intends to conduct further animal studies and submit an IND in the first half of 2022.

TNX-1500** is a humanized monoclonal antibody, or mAb, directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. We expect to have GMP TNX-1500 product ready in the third quarter of 2021. In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 product candidate is being studied as monotherapy or in combination with mycophenolate mofetil in heart and kidney organ transplants in non-human primates. Preliminary results from an ongoing experiment in heart transplants indicated that TNX-1500 appeared to have comparable efficacy to historical experiments using the chimeric mouse-human anti-CD40L monoclonal antibody (mAb) hu5c8 and no evidence of thrombosis has been observed.

Finally, our preclinical pipeline includes TNX-1600*, TNX-1700**, TNX-701* and TNX-2300**. TNX-1600 is an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine (a triple reuptake inhibitor). TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019, and is a biologic being developed to treat gastric and pancreatic cancers. TNX-701 is an undisclosed small molecule, which is being developed to prevent deleterious effects of radiation exposure which has the potential to be used as a medical countermeasure to improve biodefense. Tonix is also developing TNX-2300** as a second COVID-19 vaccine under an option agreement with Kansas State university. TNX-2300 is a live replicating viral vector based on the bovine parainfluenza virus.

1Pending agreement from FDA on statistical analysis plan.

*TNX-102 SL, TNX-601 CR, TNX-1600, TNX-1900, TNX-2900, TNX-3500 and TNX-701 are investigational new drugs and have not been approved for any indication.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2021 were $15.3 million, an increase of $10.6 million, or 226%, from $4.7 million for the three months ended March 31, 2020. This increase is predominately due to timing of milestones related to the Phase 3 RELIEF study and the initiation of a second phase 3 study of TNX-102 SL for FM, RALLY, in the third quarter of 2020, as well as activities to prepare for initiation of Phase 2 clinical studies of TNX-1300, TNX-1900 and TNX-601 by the end of 2021. New activities related to the development of TNX-1800 as a potential COVID-19 vaccine, and increased spending related to our development pipeline also contributed to the increase.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 were $5.4 million, an increase of $2.8 million, or 108%, from $2.6 million incurred in the three months ended March 31, 2020. The increase is primarily due to an increase in compensation expense of $0.7 million driven by increased salaries and additional personnel hired during the second half of 2020, an increase in legal fees of $0.6 million due to increased corporate legal fees and patent prosecution costs, increased financial reporting expenses of $1.0 million due to shareholder meetings held during the year, an increase in investor relations/public relations costs of $0.1 million, and an increase in insurance premiums of $0.1 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2021 was $20.7 million, compared to a net loss of $7.3 million for the three months ended March 31, 2020, an increase of $13.4 million or 184%.

License Agreements

On April 14, 2021, we and OyaGen, Inc. (“OyaGen”) entered into an exclusive License Agreement (the “OyaGen License Agreement”) pursuant to which OyaGen granted us an exclusive license to certain patents and technical information related to an antiviral inhibitor of SARS-CoV-2, sangivamycin, and to develop and commercialize products thereunder, and to acquire rights to any technology based on the thereon for the prevention or treatment of Covid-19 developed by OyaGen during the term of the License Agreement.

As consideration for entering into the License Agreement, we agreed to pay a low-seven digit license fee to OyaGen, and agreed to issue to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of our common stock, which is unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The OyaGen License also provides for single-digit royalties and contingent milestone payments.

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of March 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of $167.1 million, comprised primarily of cash and cash equivalents of $164.2 million and prepaid expenses and other of $9.0 million, offset by $2.9 million of accounts payable, $2.8 million of accrued expenses and current lease liabilities of $0.4 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program. For the three months ended March 31, 2021 and 2020, we used approximately $21.1 million and $9.3 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities. For the three months ended March 31, 2021 and 2020, net proceeds from financing activities were $108.7 million and $28.8 million, respectively, predominately from the sale of our common stock and warrants. Cash used by investing activities for the three months ended March 31, 2021 and 2020, was $0.5 million and $0 respectively, related to the purchase of property and equipment.

We believe that our cash resources at March 31, 2021, and the proceeds that we raised from equity offerings subsequent to the end of the first quarter of 2021, will meet our operating and capital expenditure requirements through March 31, 2022, but not beyond.

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

February 2021 Financing

On February 8, 2021, we entered into a securities agreement (“the February 2021 Financing”) with A.G.P/Alliance Global Partners (“AGP”), relating to the issuance and sale of 58,333,334 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $4.9 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $65.0 million, after deducting the underwriting discount and other offering expenses.

January 2021 Financing

On January 11, 2021, we entered into a securities purchase agreement (“the January 2021 Financing”) with AGP, relating to the issuance and sale of 50,000,000 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $2.8 million. We incurred other offering expenses of approximately $0.3 million. We received net proceeds of approximately $36.9 million, after deducting the underwriting discount and other offering expenses.

At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of the our common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, we filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. During the quarter ended March 31, 2021, we sold approximately 9.5 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $7.0 million. Subsequent to March 31, 2021, we sold 2.6 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $3.2 million. On April 19, 2021, we filed an amended prospectus supplement under a shelf registration relating to the Sales Agreement to increase the aggregate offering price to $170.0 million in ATM sales under the Sales Agreement.

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

February 2020 Financing

On February 7, 2020, we entered into an underwriting agreement (“the February 20 Financing”) with AGP pursuant to which we sold securities consisting of 3,837,000 Class A Units at a public offering price of $0.57 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and 5,313 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series B Convertible Preferred Stock, with a conversion price of $0.57 per share, convertible into 1,754.386 shares of common stock and warrants to purchase 1,754.386 shares of our common stock. The warrants have an exercise price of $0.57, are immediately exercisable and expire five years from the date of issuance.

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

As of December 31, 2019, all 7,938 shares of Series A Convertible Preferred Stock were converted into common stock.

With the February 2020 Financing, warrants that were issued as part of the November 2019 financing were repriced at $0.57. As a result of the issuance of common stock in February 2020 for less than the November 2019 warrant exercise price, a repricing of the warrants issued in the November 2019 financing was triggered. We recognized a one-time non-cash “deemed dividend” of $0.5 million, representing the increase in the fair value of the warrants. The “deemed dividend” was charged to additional paid in capital and included in net loss to stockholders. During February and March 2020, 2.3 million of the warrants issued in the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

Stock Compensation

Stock Incentive Plans

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2021, 18,883,676 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2021 and 2020 was $1.10 and $0.35 per share, respectively.

Stock-based compensation expense relating to options granted of $1.2 million, of which $0.8 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2021.

Stock-based compensation expense relating to options granted of $0.4 million, of which $0.3 million and $0.1 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2020.

As of March 31, 2021, we had approximately $18.4 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.67 years.

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of March 31, 2021, 245,553 shares were available for future sales under the 2020 ESPP.

The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarter ended March 31, 2021 and 2020, $47,000 and $0, respectively were expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $30.0 million at March 31, 2021 for future work to be performed.

Operating leases

As of March 31, 2021, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$350
2022	186
2023	158
2024	145
2025	149
988
Included interest	(25)
$963

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

Accounting for sale of Class B Units in November 2019 and February 2020 including beneficial conversion feature. In connection with the November 2019 and February 2020 underwritten offerings, we issued warrants to purchase our common stock and convertible preferred stock. To account for the transaction, we calculated the relative fair value of each instrument issued in the financing. We also determined if a beneficial conversion feature existed. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. A conversion feature is in the money if its conversion price is less than the current fair value of the share. For purposes of measuring a beneficial conversion feature, the effective conversion price should be based on the proceeds allocated to the convertible instrument.

We determined the fair value of the warrants to purchase common stock, using a Monte Carlo simulation, for the November 2019 financing, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. We determined the fair value of the warrants, using the black-scholes method, for the February 2020 warrants. Estimates and assumptions impacting the fair value measurement include the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date. We then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share, reflected as an increase to loss to common stockholders.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

 The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

•	“short squeezes”;
•	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;
•	actual or anticipated fluctuations in our financial and operating results;
•	risks and uncertainties associated with the ongoing COVID-19 pandemic;
•	the timing and allocations of new product candidates;
•	public perception of our product candidates and competitive products; and
•	overall general market fluctuations.

Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on February 1, 2021 and February 11, 2021, the closing price of our common stock on The NASDAQ Global Market was $0.97 and $2.00, respectively, and daily trading volume on these days was approximately 20.2 million and 128.0 million shares, respectively. During this time, we made announcements regarding the addition of product candidates to our pipeline, and completed a $70.0 million public offering of our common stock at $1.20 per share. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

 A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely could lead to extreme price volatility in shares of our common stock.

 Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospectus and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	License Agreement, dated April 14, 2021, between the Company and OyaGen, Inc. †

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 10, 2021	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

