Form 10-Q
period 2021-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2021-08-09
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 9, 2021, there were 357,521,582 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,719	$77,068
Prepaid expenses and other	11,550	10,921
Total current assets	177,269	87,989

Property and equipment, net	10,492	8,571

Right-of-use assets, net	1,018	1,258
Security deposit	26	5
Restricted cash	240	240
Intangible asset	120	120

Total assets	$189,165	$98,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,406	$4,598
Accrued expenses and other current liabilities	4,211	4,626
Lease liability, current	464	595
Total current liabilities	8,081	9,819

Lease liability, net of current portion	591	716

Total liabilities	8,672	10,535

Commitments (See Note 16)

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, $0.001 par value; 5,313 shares designated as of June 30, 2021 and December 31, 2020, issued and outstanding - None
Series A Convertible Preferred stock, $0.001 par value; 7,938 shares designated as of June 30, 2021 and December 31, 2020, issued and outstanding - None	—	—
Common stock, $0.001 par value; 800,000,000 and 400,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 346,358,451 and 206,008,683 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, and 116,505 and 54,447 shares to be issued as of June 30, 2021 and December 31, 2020, respectively	346	206
Additional paid in capital	491,957	355,037
Accumulated deficit	(311,739)	(267,533)
Accumulated other comprehensive loss	(71)	(62)

Total stockholders’ equity	180,493	87,648

Total liabilities and stockholders’ equity	$189,165	$98,183

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
COSTS AND EXPENSES:
Research and development	$18,133	$10,571	$33,460	$15,247
General and administrative	5,429	3,621	10,838	6,242
	23,562	14,192	44,298	21,489

Operating Loss	(23,562)	(14,192)	(44,298)	(21,489)

Interest and other income, net	9	13	92	37

Net loss	(23,553)	(14,179)	(44,206)	(21,452)

Warrant deemed dividend	—	—	—	451
Preferred stock deemed dividend	—	—	—	1,260

Net loss available to common stockholders	$(23,553)	$(14,179)	$(44,206)	$(23,163)

Net loss per common share, basic and diluted	$(0.07)	$(0.23)	$(0.14)	$(0.54)

Weighted average common shares outstanding, basic and diluted	331,281,242	62,391,006	310,807,619	43,209,988

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(23,553)	$(14,179)	$(44,206)	$(21,452)

Other comprehensive loss:
Foreign currency translation loss	(8)	(9)	(9)	(23)

Comprehensive loss	$(23,561)	$(14,188)	$(44,215)	$(21,475)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2020	—	$—	206,008,683	$206	$355,037	$(62)	$(267,533)	$87,648
Issuance of common stock in exchange for exercise of warrants in March 2021 ($0.57 per share)	—	—	3,400	—	2	—	—	2
Issuance of common stock in January 2021 ($0.80 per share), net of transactional expenses of $3,096	—	—	50,000,000	50	36,854	—	—	36,904
Issuance of common stock in February 2021 ($1.20 per share), net of transactional expenses of $5,002	—	—	58,333,334	58	64,939	—	—	64,997
Issuance of common stock in January 2021 under At-the-market offering, net of transactional expenses of $230	—	—	9,517,867	10	6,769	—	—	6,779
Employee stock purchase plan	—	—	54,447	—	28	—	—	28
Stock-based compensation	—	—	—	—	1,212	—	—	1,212
Foreign currency transaction gain	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(20,653)	(20,653)
Balance, March 31, 2021	—	—	323,917,731	324	464,841	(63)	(288,186)	176,916
Issuance of common stock in April and June 2021 under At-the-market offering, net of transactional expenses of $612	—	—	15,658,426	16	18,686	—	—	18,702
Issuance of commitment shares under 2021 Purchase Agreement	—	—	1,280,000	—	—	—	—	—
Issuance of common stock under 2021 Purchase Agreement	—	—	2,750,000	3	3,344	—	—	3,347
Issuance of common stock in the acquisition of the OyaGen license	—	—	2,752,294	3	2,997	—	—	3,000
Stock-based compensation	—	—	—	—	2,089	—	—	2,089
Foreign currency transaction gain	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(23,553)	(23,553)
Balance, June 30, 2021	—	$—	346,358,451	$346	$491,957	$(71)	$(311,739)	$180,493

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

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,206)	$(21,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	12
Common stock issued to acquire in-process research and development	3,000	1,360
Stock-based compensation	3,301	1,093
Changes in operating assets and liabilities:
Prepaid expenses and other	(651)	74
Accounts payable	(1,191)	118
Lease liabilities and ROU asset, net	(17)	(2)
Accrued expenses and other current liabilities	(415)	(570)
Net cash used in operating activities	(40,166)	(19,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,934)	(14)
Net cash used in investing activities	(1,934)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2	7,474
Proceeds from ESPP	28	2
Proceeds, net of $0 and $711 expenses, from sale of preferred stock	—	4,602
Proceeds, net of $8,940 and $2,644 expenses, from sale of common stock and warrants	130,729	51,099
Net cash provided by financing activities	130,759	63,177

Effect of currency rate change on cash	(8)	(23)

Net increase in cash, cash equivalents and restricted cash	88,651	43,773
Cash, cash equivalents and restricted cash beginning of the period	77,308	11,349

Cash, cash equivalents and restricted cash end of period	$165,959	$55,122

Supplemental disclosures of cash flow information:
Non-cash financing and investing activities:
Warrants deemed dividend	$—	$451
Series B Convertible preferred stock deemed dividend	$—	$1,260

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2021, the Company had working capital of approximately $169.2 million. At June 30, 2021, the Company had an accumulated deficit of approximately $311.7 million. The Company held unrestricted cash and cash equivalents of approximately $165.7 million as of June 30, 2021.

The Company believes that its cash resources at June 30, 2021, and the gross proceeds of approximately $8.4 million, that it raised from equity offerings subsequent to the end of the second quarter of 2021 (See Note 12), will meet its operating and capital expenditure requirements through June 30, 2022, but not beyond.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2021 and December 31, 2020, cash equivalents, which consisted of money market funds, amounted to $100.4 million and $40.4 million, respectively. Restricted cash at both June 30, 2021 and December 31, 2020 of approximately $240,000 collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York (see Note 15).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$165,719	$77,068
Restricted cash	240	240
Total	$165,959	$77,308

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation and amortization expense for the three and six months ended June 30, 2021, was $7,000 and $13,000, respectively, and $6,000 and $12,000, respectively, for the three and six months ended June 30, 2020. All property and equipment are located in the United States and Ireland.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of June 30, 2021, the Company believed that no impairment existed.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Foreign Currency Translation

Operations of the Company’s Canadian subsidiary, Tonix Pharmaceuticals (Canada), Inc., are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2021, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Per Share Data

The computation of basic and diluted loss per share for the quarters ended June 30, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (“EPS”), these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and six months ended June 30, 2021, and 2020, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of June 30, 2021 and 2020, are as follows:

	2021	2020
Warrants to purchase common stock	644,906	5,184,210
Options to purchase common stock	24,972,546	10,209,286
Totals	25,617,452	15,393,496

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30	December 31
	2021	2020
	(in thousands)
Land	$5,713	$5,713
Construction in progress	4,700	2,800
Office furniture and equipment	419	385
Leasehold improvements	23	23
	10,855	8,921
Less: Accumulated depreciation and amortization	(363)	(350)
	$10,492	$8,571

On September 28, 2020, the Company completed the purchase of its 4.0 million square foot facility in Massachusetts for $4,000,000, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to construction in progress, as the building was not ready for its intended use. As of June 30, 2021, the asset has not been placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.4 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of June 30, 2021, the asset has not been placed in service.

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

As of June 30, 2021, and December 31, 2020, the Company used Level 1 quoted prices in active markets to value cash equivalents of $100.4 million and $40.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both June 30, 2021 and December 31, 2020.

NOTE 5 – STOCKHOLDERS’ EQUITY

On March 26, 2021, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 400,000,000 to 800,000,000.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 9 – LICENSE AGREEMENT WITH OYAGEN

On April 14, 2021, the Company and OyaGen, Inc. (“OyaGen”) entered into an exclusive License Agreement (the “OyaGen License Agreement”) pursuant to which OyaGen granted to Tonix an exclusive license to certain patents and technical information related to an antiviral inhibitor of SARS-CoV-2, sangivamycin, and to develop and commercialize products thereunder, and to acquire rights to any technology based thereon for the prevention or treatment of Covid-19 developed by OyaGen during the term of the License Agreement.

As consideration for entering into the License Agreement, Tonix agreed to pay a low-seven digit license fee to OyaGen, and agreed to issue to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of the Company’s common stock, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The shares were valued at $3.0 million, which was recorded as research and development expense. The OyaGen License also provides for single-digit royalties and contingent milestone payments.

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement

NOTE 10 – LICENSE AGREEMENT WITH INSERM

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement

NOTE 11 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 12 – SALE OF COMMON STOCK

2021 Lincoln Park Transaction

On May 14, 2021, the Company entered into a purchase agreement (the “2021 Purchase Agreement”) and a registration rights agreement (the “2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2021 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $80,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2021 Purchase Agreement. Pursuant to the terms of the 2021 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2021 Purchase Agreement.

Pursuant to the terms of the 2021 Purchase Agreement, at the time the Company signed the 2021 Purchase Agreement and the 2021 Registration Rights Agreement, the Company issued 1,280,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2021 Purchase Agreement. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2021 Purchase Agreement.

During the six months ended June 30, 2021, the Company sold an aggregate of approximately 2.8 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $3.3 million.

February 2021 Financing

On February 8, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of its common stock, in a registered direct public offering (“the February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $4.9 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

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

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, 2020, the Company filed an amended prospectus supplement under the shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. On April 19, 2021, the Company filed an amended prospectus supplement under the shelf registration relating to the Sales Agreement to increase the aggregate offering price to $170.0 million in ATM sales under the Sales Agreement. During the six months ended June 30, 2021, the Company sold approximately 25.2 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $26.3 million. Subsequent to June 30, 2021, the Company has sold 11.0 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $8.4 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

November 2019 Financing

On November 14, 2019, the Company sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of common stock (the “November 2019 Financing”). The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants had an exercise price of $1.94 and expired 12 months from the date of issuance. The common warrants were exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of the Company’s securities were traded.

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

JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2021, 16,894,483 shares were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,209,286	$2.93	9.26	$131,558
Grants	14,763,503	$1.31
Exercised	—	—
Forfeitures or expirations	(243)	2,937.37

Outstanding at June 30, 2021	24,972,546	$1.94	9.31	$3,160,260
Exercisable at June 30, 2021	4,151,930	$5.51	8.66	$1,251,212

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended June 2021 was $0.96 per share and $1.08 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2020 was $0.68 per share and $0.66 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Risk-free interest rate	0.80% to 1.63%	0.36% to 1.25%
Expected term of option	5.5 to 10 years	5.5 to 6 years
Expected stock price volatility	124.40% - 137.74%	124.11% -130.00%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.1 million, of which $1.5 million and $0.6 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2021. Stock-based compensation expense relating to options granted of $0.7 million, of which $0.5 million and $0.2 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2020.

Stock-based compensation expense relating to options granted of $3.3 million, of which $2.3 million and $1.0 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2021. Stock-based compensation expense relating to options granted of $1.1 million, of which $0.8 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2020.

As of June 30, 2021, the Company had approximately $18.2 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.33 years.

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of June 30, 2021, 129,048 shares were available for future sales under the 2020 ESPP.

 The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2021 and 2020, $47,000 and $0, respectively were expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. As of June 30, 2021, approximately $75,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In July 2021, 116,505 shares that were purchased as of June 30, 2021, under the 2020 ESPP, were issued. Accordingly, during July 2021, approximately $68,000 of employee payroll deductions accumulated at June 30, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 14 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	24,920	November 2024
$0.57	123,500	February 2025
$35.00	490,571	December 2023
$630.00	5,441	October 2021
$687.50	474	October 2021
	644,906

During the six months June 30, 2021, 3,400 warrants from the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $2,000.

During the six months ended June 30, 2020, 2.3 million warrants from the November 2019 financing, with an exercise price of $0.57, were exercised for proceeds of approximately $1.3 million.

During the six months ended June 30, 2020, 10.8 million warrants from the February 7th financing, with an exercise price of $0.57, were exercised for proceeds of approximately $6.2 million.

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2021, the Company has right-of-use assets of $1.0 million and a total lease liability for operating leases of $1.1 million of which $0.6 million is included in long-term lease liabilities and $0.5 million is included in current lease liabilities.

At June 30, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$285
2022	342
2023	158
2024	145
2025	149
1,079
Included interest	(24)
$1,055

During the six months ended June 30, 2021, the Company entered into lease amendments, resulting in the Company recognizing an operating lease liability of approximately $249,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $249,000.

During the six months ended June 30, 2020, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $308,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $308,000.

Operating lease expense was $0.1 million for the three months ended June 30 for both reporting periods.

Operating lease expense was $0.3 and $0.2 million for the six-months ended June 30, 2021 and 2020, respectively.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating cash flow from operating leases (in thousands)	$314	$233

Weighted Average Remaining Lease Term
Operating leases	3.13 years	1.43 years

Weighted Average Discount Rate
Operating leases	1.36%	2.44%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 16 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $39.1 million at June 30, 2021 for future work to be performed.

On July 26, 2021, the Company entered into a $17.5 million contingent non-binding Purchase and Sales Agreement in connection with a property in Maryland. The property is intended for process development activities.  The purchase and sale is expected to close during the fourth quarter of 2021.

On March 3, 2021, the Company entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase and sale is expected to close during the third quarter of 2021.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $41,000 and $111,000 for the three and six months ended June 30, 2021, respectively, and $29,000 and $79,000 for the three and six months ended June 30, 2020, respectively, for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

On July 26, 2021, the Company entered into a $17.5 million contingent non-binding Purchase and Sales Agreement in connection with a property in Maryland. (See Note 16).

Subsequent to June 30, 2021, the Company has sold 11.0 million shares of common stock under the ATM Sales Agreement, for gross proceeds of approximately $8.4 million.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing small molecules and biologics to treat and prevent human disease and alleviate suffering. Tonix’s portfolio is primarily composed of central nervous system, or CNS, and immunology product candidates. The CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. The immunology portfolio includes vaccines to prevent infectious diseases and biologics to address organ rejection, cancer, and autoimmune diseases. Our lead programs are TNX-102 SL*, a sublingual tablet for the management of fibromyalgia, or FM, and TNX-1800**, a live virus vaccine to protect against COVID-19.

Our most advanced CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of cyclobenzaprine, or CBP, designed for bedtime administration. TNX-102 SL has active investigational new drug applications, or IND’s, for FM, posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. TNX-102 SL is in mid-Phase 3 development for the management of FM which is a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. In December 2020, we reported positive results from the Phase 3 RELIEF study of TNX-102 SL 5.6 mg for the management of fibromyalgia. In July 2021, we reported pre-planned interim analysis results from a second Phase 3 study, RALLY. Based on the recommendations from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but are allowing currently enrolled participants to complete the study. We expect to report topline data from the full study in the fourth quarter of 2021. For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. As a next step, we intend to meet with the U.S. Food and Drug Administration, or FDA, to discuss potential new endpoints for the indication of treatment of PTSD. We also expect to begin enrolling a Phase 3 study of TNX-102 SL in police in Kenya in the fourth quarter of 2021. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol. We also plan to develop TNX-102 SL as a potential treatment for Long COVID Syndrome (Long COVID) which is known officially as Post-Acute Sequelae of COVID-19 (PASC). We met with the FDA in the third quarter of 2021 to seek agreement on the design of a potential Phase 2 pivotal study and the overall clinical development plan to qualify TNX-102 SL as an indicated treatment for Long COVID. We expect to receive the official minutes from this meeting in the third quarter of 2021.

Other CNS candidates in development include TNX-1900* (intranasal potentiated oxytocin), which is in development as a candidate for prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions. TNX-1900 was acquired from Trigemina, Inc. in 2020 and licensed from Stanford University in 2020. We intend to submit an IND to the FDA in the third quarter of 2021 and initiate a Phase 2 study in migraine in the fourth quarter of 2021. Tonix also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva. TNX-2900* is another intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite later in life.

TNX-601 CR* (tianeptine oxalate and naloxone controlled-release tablets) is another CNS product candidate in development as a treatment for major depressive disorder, or depression, as well as for PTSD and neurocognitive dysfunction associated with corticosteroid use. We completed a Phase 1 trial for formulation development outside of the U.S. Based on official minutes from a pre-IND meeting with the FDA, we expect to initiate a Phase 2 study for the treatment of depression in the first half of 2022, pending results of toxicology studies and IND clearance.

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

TNX-3500* (sangivamycin) is an antiviral inhibitor of SARS-CoV-2. It has demonstrated broad-spectrum activity in laboratory-based assays against the coronaviruses SARS-CoV-2 and MERS-CoV. Tonix licensed this compound from OyaGen, Inc. and intends to develop it as a treatment for COVID-19 and potentially other viral disorders. The active ingredient of TNX-3500 has been studied for safety in humans in prior studies on cancer patients at the U.S. National Cancer Institute but has not been approved for marketing in any jurisdiction. Tonix intends to conduct further animal studies.

TNX-1500** is a humanized monoclonal antibody, or mAb, directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 product candidate is being studied as monotherapy or in combination with mycophenolate mofetil in heart and kidney organ transplants in non-human primates. Preliminary results from an ongoing experiment in heart transplants indicated that TNX-1500 appeared to have comparable efficacy to historical experiments using the chimeric mouse-human anti-CD40L monoclonal antibody (mAb) hu5c8 and with TNX-1500 no evidence of thrombosis has been observed. We expect to start a Phase 1 study of TNX-1500 in the second half of 2022.

Finally, our preclinical pipeline includes TNX-1600*, TNX-1700**, TNX-701* and TNX-2300**. TNX-1600 is an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine (a triple reuptake inhibitor). TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019, and is a biologic being developed to treat gastric and pancreatic cancers by an immune-oncology mechanism. TNX-701 is an undisclosed small molecule, which is being developed to prevent deleterious effects of radiation exposure which has the potential to be used as a medical countermeasure to improve biodefense. Tonix is also developing TNX-2300 as a second COVID-19 vaccine under an option agreement with Kansas State university. TNX-2300 is a live viral vaccine based on bovine parainfluenza virus.

As it relates to our COVID-19 and other infectious diseases platform, we are developing three facilities to enable internal research, development and manufacturing capabilities. Our first such facility in process is the Advanced Development Center (ADC) located in New Bedford, Massachusetts. This facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines to support Phase 1 and Phase 2 clinical trials. It is currently under construction and will be an approximately 45,000 square foot BSL-2 facility, once completed. It is expected to be operational in the first half of 2022. We also intend to build a facility in Hamilton, Montana where we purchased approximately 44 acres of land. This Commercial Manufacturing Center (CMC) will focus on developing and manufacturing commercial scale live-virus vaccines and is also intended to be biosafety level 2 (BSL-2). Construction is expected to be initiated for the CMC in 2022. Finally, we recently entered into an agreement to acquire an infectious disease R&D facility (RDF) in Frederick, Maryland. The approximately 48,000 square foot, BSL-2 facility is currently owned and operated by Southern Research. We intend for the RDF to focus on development of vaccines and antiviral drugs against COVID-19, its variants and other infectious diseases. The acquisition is expected to close in the fourth quarter of 2021.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2021 were $18.1 million, an increase of $7.5 million, or 71%, from $10.6 million for the three months ended June 30, 2020. This increase is predominately due to increased non-clinical expenses of $7.1 million, manufacturing expenses of $2.7 million, employee-related expenses of $1.2 million and regulatory/legal expenses of $0.4 million offset by a decrease in clinical expenses of $4.1 million. We expect research and development expenses to increase during 2021 as we move our clinical development programs forward and continue to invest in our development pipeline.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 were $5.4 million, an increase of $1.8 million, or 50%, from $3.6 million incurred in the three months ended June 30, 2020. The increase in primarily due to an increase in employee-related expenses of $1.1 million, an increase in investor relations/public relations expenses of $0.2 million, an increase in financial reporting expenses of $0.2 million and an increase in insurance premiums of $0.2 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended June 30, 2021 was $23.6 million, compared to a net loss of $14.2 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2021 were $33.5 million, an increase of $18.2 million, or 119%, from $15.3 million for the six months ended June 30, 2020. This increase is predominately due to the increased non-clinical expenses of $10.0 million, manufacturing expenses of $7.0 million, employee-related expenses of $2.0 million and regulatory/legal expenses of $0.7 million offset by a decrease in clinical expenses of $1.7 million. We expect research and development expenses to increase during 2021 as we move our clinical development programs forward and continue to invest in our development pipeline.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 were $10.8 million, an increase of $4.6 million, or 74%, from $6.2 million incurred in the six months ended June 30, 2020. The increase is primarily due to employee-related expenses of $1.8 million, an increase in legal fees of $0.5 million due to increased patent prosecution costs, an increase in investor relations/public relations expenses of $0.3 million, an increase in financial reporting expenses of $1.2 million and an increase in insurance premiums of $0.2 million.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2021 was $44.2 million, compared to a net loss of $21.5 million for the six months ended June 30, 2020.

License Agreements

On April 14, 2021, we and OyaGen, Inc. (“OyaGen”) entered into an exclusive License Agreement (the “OyaGen License Agreement”) pursuant to which OyaGen granted us an exclusive license to certain patents and technical information related to an antiviral inhibitor of SARS-CoV-2, sangivamycin, and to develop and commercialize products thereunder, and to acquire rights to any technology based thereon for the prevention or treatment of Covid-19 developed by OyaGen during the term of the License Agreement.

As consideration for entering into the License Agreement, we agreed to pay a low-seven digit license fee to OyaGen, and agreed to issue to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of our common stock, valued at $3.0 million, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The OyaGen License also provides for single-digit royalties and contingent milestone payments. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva granted us an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Stanford License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of June 30, 2021, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of June 30, 2021, we had working capital of $169.2 million, comprised primarily of cash and cash equivalents of $165.7 million and prepaid expenses and other of $11.6 million, offset by $3.4 million of accounts payable, $4.2 million of accrued expenses and current lease liabilities of $0.5 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program. For the six months ended June, 2021 and 2020, we used approximately $40.2 million and $19.4 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development activities. For the six months ended June 30, 2021 and 2020, net proceeds from financing activities were $130.8 million and $63.2 million, respectively, predominately from the sale of our common stock and warrants.

Cash used in investing activities for the six months ended June 30, 2021 and 2020, was $1.9 million and $14,000 respectively, related to the purchase of property and equipment.

We believe that our cash resources at June 30, 2021, and the proceeds that we raised from equity offerings subsequent to the end of the second quarter of 2021 will meet our operating and capital expenditure requirements through June 30, 2022, but not beyond.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of filing of this Form 10-Q. We have the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and the build out of recently acquired research and development and manufacturing facilities. We will not have enough resources to meet our operating requirements for the one-year from filing date of this report.

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

We will need to obtain capital in order to fund future research and development activities and the build out of our recently acquired research and development and manufacturing facilities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

2021 Lincoln Park Transaction

On May 14, 2021, we entered into a purchase agreement (the “2021 Purchase Agreement”) and a registration rights agreement (the “2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2021 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $80,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2021 Purchase Agreement. Pursuant to the terms of the 2021 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2021 Purchase Agreement.

Pursuant to the terms of the 2021 Purchase Agreement, at the time we signed the 2021 Purchase Agreement and the 2021 Registration Rights Agreement, we issued 1,280,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2021 Purchase Agreement. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2021 Purchase Agreement.

During the six months ended June 30, 2021, we sold an aggregate of approximately 2.8 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $3.3 million.

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

At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. On September 4, we filed an amended prospectus supplement under the shelf registration relating to the Sales Agreement to increase the aggregate offering price to $100.0 million in ATM sales under the Sales Agreement. On April 19, 2021, we filed an amended prospectus supplement under the shelf registration relating to the Sales Agreement to increase the aggregate offering price to $170.0 million in ATM sales under the Sales Agreement. During the six months ended June 30, 2021, we sold approximately 25.2 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $26.3 million. Subsequent to June 30, 2021, we have sold 11.0 million shares of common stock under the Sales Agreement, for gross proceeds of approximately $8.4 million.

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

November 2019 Financing

On November 14, 2019, we sold securities consisting of 547,420 Class A Units at a public offering price of $1.94 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock (“primary warrant”) and one-half of one warrant to purchase one half of one share common stock (“common warrant”), and 7,938 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock, with a conversion price of $1.94 per share, convertible into 515.464 shares of common stock, primary warrants to purchase 515.464 shares of common stock, and common warrants to purchase 257.732 shares of our common stock. The primary warrants have an exercise price of $1.94, are immediately exercisable and expire five years from the date of issuance. The common warrants had an exercise price of $1.94 and expired 12 months from the date of issuance. The common warrants were exercisable on a cashless basis at the option of the holder on the earlier of 30 days from issuance and the date by which an aggregate of $9.0 million of our securities were traded.

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

Stock Compensation

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2021, 16,894,483 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted during the three and six months ended June 2021 was $0.96 per share and $1.08 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2020 was $0.68 per share and $0.66 per share, respectively.

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.1 million, of which $1.5 million and $0.6 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2021. Stock-based compensation expense relating to options granted of $0.7 million, of which $0.5 million and $0.2 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2020.

Stock-based compensation expense relating to options granted of $3.3 million, of which $2.3 million and $1.0 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2021. Stock-based compensation expense relating to options granted of $1.1 million, of which $0.8 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2020.

As of June 30, 2021, the Company had approximately $18.2 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.33 years.

Employee Stock Purchase Plans

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2020 ESPP, as defined below, by our stockholders, no further grants may be made under the 2019 ESPP Plan. On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of June 30, 2021, 129,048 shares were available for future sales under the 2020 ESPP.

 The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2021 and 2020, $47,000 and $0, respectively were expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. As of June 30, 2021, approximately $75,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In July 2021, 116,505 shares that were purchased as of June 30, 2021, under the 2020 ESPP, were issued. Accordingly, during July 2021, approximately $68,000 of employee payroll deductions accumulated at June 30, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees.

Commitments

Contractual agreements

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $39.1 million at June 30, 2021 for future work to be performed.

On July 26, 2021, the Company entered into a $17.5 million contingent non-binding Purchase and Sales Agreement in connection with a property in Maryland. The property is intended for process development activities. The purchase and sale is expected to close during the fourth quarter of 2021.

On March 3, 2021, we entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase and sale is expected to close during the third quarter of 2021.

Operating leases

As of June 30, 2021, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$285
2022	342
2023	158
2024	145
2025	149
Included interest	(24)
$1,055

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the six months ended June 30, 2021, and 2020.

	Six months ended June 30,
	(in thousands)
	2021	2020	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$7,454	$7,967	$(513)
Direct expenses – TNX - 1800	3,476	807	2,669
Direct expenses – TNX - 1300	4,740	402	4,338
Direct expenses – TNX - 1500	2,002	355	1,647
Direct expenses – TNX - 1900	700	2,452	(1,752)
Direct expenses – TNX - 3500	4,991	137	4,854
Direct expenses – Other programs	4,926	909	4,017
Internal staffing, overhead and other	5,171	2,218	2,953
Total research & development	$33,460	$15,247	$18,213

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing, such as fees paid to contractors, consultants and CROs in connection with our development work. Included in “Internal Staffing, Overhead and Other” is overhead, supplies, research and development employee costs (including stock option expenses), travel, regulatory and legal.

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

We determined the fair value of the warrants to purchase common stock issued in the November 2019 Financing using a Monte Carlo simulation, which is a statistical method used to generate a defined number of share price paths to develop a reasonable estimate of the range of future expected share prices. We determined the fair value of the warrants, using the black-scholes method, for the February 2020 warrants. Estimates and assumptions impacting the fair value measurement include the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date. We then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share, reflected as an increase to loss to common stockholders.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and under Part II, Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2021, we issued 1,280,000 shares of common stock to Lincoln Park Capital Fund LLC as consideration for its commitment to purchase shares of our common stock under the 2021 Purchase Agreement.

On April 14, 2021, we issued 2,614,679 shares of our common stock to OyaGen, Inc., and 137,615 shares of our common stock to Procela Partners Ltd., as partial consideration in connection with the OyaGen License Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.01	Purchase and Sale Agreement, dated July 26, 2021, between the Company and Southern Research

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 9, 2021	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)