Form 10-K
period 2021-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2022-03-14
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Commission File Number 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Main Street, Suite 101 Chatham, New Jersey	07928
(Address of principal executive office)	(Zip Code)
(862) 799-8599 (Registrant’s telephone number, including area code)

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $384,121,940. For purposes of this computation, all officers and directors are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2022, there were 533,928,624, shares of registrant’s common stock outstanding.

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

Tonix Pharmaceuticals®, Tonmya®, Protectic™, Angstro-Technology™ and other trademarks and intellectual property of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

 Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing therapeutics and diagnostics to treat and prevent human disease and alleviate suffering. We are building capabilities in synthetic biology, precision medicine, protein engineering and vaccine manufacturing through internal efforts as well as through collaborations with academic institutions and contract research organizations. Our therapeutics under development include both small molecules and biologics. All of our drug, biologic and diagnostic candidates are still in development.

Tonix’s portfolio is primarily composed of immunology, central nervous system, or CNS, and infectious disease product candidates. Tonix’s immunology portfolio includes biologics to address organ transplant rejection, autoimmune diseases and cancer. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Tonix’s infectious disease portfolio of product candidates includes next-generation vaccines to prevent COVID-19, an antiviral to treat COVID-19, and a potential treatment for Long COVID. The infectious disease portfolio also includes a vaccine in development to prevent smallpox and monkeypox.

Tonix’s lead candidate within its immunology pipeline is TNX-1500*, a humanized monoclonal antibody, or mAb, directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney organ transplants in non-human primates. Preliminary results from an ongoing experiment in heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. First generation anti-CD40L mAb were associated with an increased risk of blood clots or thrombosis. In the non-human primate studies with TNX-1500, no evidence of thrombosis has been observed so far. We expect to start a Phase 1 study of TNX-1500 in the second half of 2022.

 Among the CNS candidates in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous, or i.v., cocaine. We expect to initiate a Phase 2 open-label safety study of TNX-1300 in an emergency room setting in the first half of 2022.

Our latest stage CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of CBP, designed for bedtime administration. TNX-102 SL has active INDs for fibromyalgia, or FM, posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. We also intend to develop TNX-102 SL as a treatment for Long COVID, which is also known as post-acute sequelae of COVID-19, or PASC.

TNX-102 SL is in mid-Phase 3 development for the management of FM, a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. In December 2020, we reported positive results from the Phase 3 RELIEF study of TNX-102 SL 5.6 mg for the management of FM. In July 2021, we reported pre-planned interim analysis results from a second Phase 3 study, RALLY. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We expect to report topline data from the completed study in the first quarter of 2022. We expect to analyze the RALLY results to improve the design of subsequent Phase 3 studies. In addition, we plan to employ pharmacogenomic techniques to compare the RALLY and RELIEF study populations, which may provide a path to precision medicine-based companion diagnostics for TNX-102 SL in FM. We intend to start a new Phase 3 study of TNX-102 SL in FM in the first half of 2022.

TNX-102 SL is also being developed as a potential treatment for Long COVID. We met with the FDA in the third quarter of 2021 to seek agreement on the design of a Phase 2 potential pivotal study and the overall clinical development plan to qualify TNX-102 SL as an indicated treatment for Long COVID. We intend to focus our clinical development on the subgroup of Long COVID patients whose symptoms overlap with FM, particularly with respect to widespread pain. We received the official minutes from this meeting in the third quarter of 2021 and intend to initiate a Phase 2 study in the first half of 2022.

For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. We subsequently completed a meeting with the FDA to discuss potential new endpoints for the indication of treatment of PTSD, and we expect to begin enrolling a Phase 2 study of TNX-102 SL in police in Kenya in the first half of 2022. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. Tonix does not have any near-term plans to start a Phase 2 study in AAD. The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol. Tonix does not have any near-term plans to start a Phase 2 study in AUD.

TNX-1900* (intranasal potentiated oxytocin) is in development for prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions as well binge eating disorder, or BED. TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animals to potentiate binding of oxytocin to the oxytocin receptor in the trigeminal ganglion. We received IND clearance from the FDA in the fourth quarter of 2021 and intend to initiate a Phase 2 study in migraine in the second half of 2022. Tonix also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva. TNX-1900 will be studied as a potential treatment for BED in an investigator-initiated Phase 2 clinical trial. The Phase 2 clinical trial is expected to start in the second half of 2022. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct this study. Tonix does not own an IND for BED.

TNX-2900* is another intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from Inserm, the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at the Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the Prader-Willi genes. TNX-2900 has been granted Orphan-Drug Designation for the treatment of PWS.

TNX-601 CR* (tianeptine oxalate and naloxone controlled-release tablets) is a CNS product candidate in development as a treatment for major depressive disorder, or depression, for PTSD, and for neurocognitive dysfunction associated with corticosteroid use. We completed a Phase 1 trial for formulation development outside of the U.S. Based on official minutes from a pre-IND meeting with the FDA, we expect to initiate a pharmacokinetic study in the third quarter of 2022, and a Phase 2 study in the first quarter of 2023.

Tonix’s infectious disease portfolio includes vaccines based on Tonix’s recombinant pox vaccine, or “RPV” technology platform. RPV vaccines are believed to protect against negative outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801* is an RPV live horsepox virus vaccine for percutaneous administration in the pre-IND stage of development to protect against smallpox and monkeypox. TNX-801 vaccinated non-human primates were protected from monkeypox in studies reported in the first quarter of 2020.

TNX-1800* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. Because the subsequent omicron variant has out-competed the ancestral Wuhan strain, we are now planning new vaccine versions, TNX-1840* and TNX-1850*, that are designed to express spike protein from the omicron variant and from the BA.2 variant, respectively. The COVID-19 vaccines that are approved for use, or have emergency use authorization, or EUA, in the U.S. have provided significant health benefits to the vaccinated population; however, they are showing limitations in the durability of protection conferred and, in their ability, to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

TNX-3500* (sangivamycin) is an antiviral inhibitor of SARS-CoV-2 which has demonstrated broad-spectrum activity in laboratory-based assays against the coronaviruses SARS-CoV-2 and MERS-CoV. Tonix licensed this technology from OyaGen, Inc. and intends to develop it as a treatment for COVID-19 and potentially other viral diseases. The active ingredient of TNX-3500 has been studied for safety in humans in prior studies with cancer patients at the U.S. National Cancer Institute but has not been approved for marketing in any jurisdiction. Tonix intends to conduct further animal studies in preparation for filing an IND.

TNX-3600* refers to a series of fully human mAbs generated by a human-human hybridomas from COVID-19 convalescent volunteers. Tonix is collaborating with Columbia University to produce these fully human mAbs to SARS-CoV-2 spike proteins from variants such as delta and omicron and to other viral targets. The initial focus is to develop COVID-19 therapeutic mAbs. Tonix plans to seek indications similar to current EUA therapeutic mAbs for treating individuals with mild-to-moderate COVID-19 who are at high risk for progression to severe disease. TNX-3600 mAbs may also be used in combination therapy with other COVID-19 therapeutic mAbs. Combination therapies with other anti-SARS-CoV-2 mAbs may reduce the emergence of resistant viral strains. Given the unpredictable trajectory of the SARS-CoV-2 virus and new variants, we seek to contribute to a broad set of mAbs from a variety of patients, that can be scaled up quickly and potentially combined with other mAbs. We envision the future of mAb therapy for COVID-19 to be cocktails of mAbs with specificity to variants of concern.  TNX-3600 is in the preclinical stage of development. Tonix intends to study inhibition of SARS-CoV-2 variants in tissue culture and initiate animal studies in the first half of 2022.

Tonix also is collaborating with Columbia University to better understand immune responses to SARS-CoV-2 in healthy individuals who have recovered from COVID-19, which is expected to provide a foundation for tailoring therapeutics to appropriate individuals using precision medicine.

TNX-3700* is a COVID-19 mRNA vaccine candidate employing a zinc nanoparticle (ZNP) formulation. In collaboration with Kansas State University, Tonix is developing this ZNP technology as a potential replacement for the lipid nanoparticle (LNP) technology used in current mRNA vaccines. ZNP technology potentially allows for improved stability which facilitates shipping and storage and addresses the limitations in current mRNA vaccines which require ultra-cold storage and shipping. This current requirement limits the use of mRNA vaccines in less developed countries. We plan to seek initial indications as a booster, similar to the current FDA approved mRNA vaccines. Tonix intends to conduct research with Kansas State University on ZNP SARS-CoV-2 spike based vaccines in tissue culture and animals in the first half of 2022.

TNX-2100* is an in vivo diagnostic skin test we are developing to measure SARS-CoV-2 exposure and T cell immunity. T cell immunity is more durable than antibody immunity since serum antibodies wane between six months and one year after vaccination. TNX-2100 is a potential test to measure delayed-type hypersensitivity (DTH) response to SARS-CoV-2. The DTH response for other pathogens, notably tuberculosis, can serve as an in vivo measure of functional T cell immunity. TNX-2100 is comprised of GMP peptides designed to mimic SARS-CoV-2 proteins and stimulate SARS-CoV-2 specific T cells. We initiated a first-in-human, dose-finding clinical study in the first quarter of 2022 and expect study results in the first half of 2022.

Our immunology pipeline also includes TNX-1700*. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019. TNX-1700 is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism and is in the preclinical stage of development.

Our biodefense pipeline includes TNX-701*, an undisclosed small molecule technology being developed to prevent deleterious effects of radiation exposure which has the potential to be used as a medical countermeasure to improve biodefense. TNX-701 is in the preclinical stage of development.

Finally, our CNS pipeline includes TNX-1600*, an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine, or a triple reuptake inhibitor. TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1600 is in the preclinical stage of development.

Relating to our COVID-19 and other infectious disease development programs, we are developing the resources necessary to enable internal research, development and manufacturing capabilities necessary to meet the goal of producing new vaccine candidates within 100 days of recognition and new diagnostics within weeks of obtaining sequence information. As articulated in the American Pandemic Preparedness Plan, or AP3, released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. We intend to establish the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine and skin test platforms and potentially to other vaccine, diagnostic and therapeutic platforms. This infrastructure consists of (i) our infectious disease R&D Center, or “RDC”, (ii) our Advanced Development Center, or ADC, and (iii) our Commercial Manufacturing Center, or CMC. We acquired the infectious disease RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and was operational at closing, but as of December 31, 2021, the facility was not ready for its intended use. It is our intention to have the facility ready for use in the first half of 2022. The RDC facility will focus on our development of vaccines and antiviral drugs against SARS-CoV-2, its variants, and other infectious diseases. The RDC facility is currently biosafety level 2 (BSL-2), but we intend to upgrade components to BSL-3. We are in the process of a substantial renovation of the ADC located in the New Bedford business park in Dartmouth, Massachusetts. This facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines to support Phase 1 and Phase 2 clinical trials. It is currently under construction and will be an approximately 45,000 square foot BSL-2 facility once completed. It is expected to be partially operational in the first half of 2022. We also plan to build the CMC in Hamilton, Montana, where we purchased approximately 44 acres of land. The CMC will focus on developing and manufacturing commercial scale live-virus vaccines and is also intended to be BSL-2. Site enabling work is expected to be initiated for the CMC in 2022.  Together, we expect these facilities may qualify the RPV vaccine and skin test platforms for programs that are designed to carry out the goals of AP3.

  *All of Tonix’s product candidates are investigational new drugs or biologics and have not been approved for any indication.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

Corporate Information

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp. Our common stock is listed on The NASDAQ Capital Market under the symbol “TNXP”. Our principal executive offices are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 799-8599. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com.

Our Strategy

Our objective is to develop and commercialize our product candidates. The principal components of our strategy are to:

●

Pursue CNS, infectious disease and immunology indications with high unmet medical need and significant commercial potential. Within the therapeutic areas that Tonix is focusing, we are pursuing multiple indications that are underserved with limited, effective treatment options. One of our latest stage product candidates, TNX-102 SL for the management of FM, affects between 6-12 million adults in the U.S. and fewer than half of those treated for FM receive relief from the three FDA-approved drugs. We are also pursuing a treatment for Long COVID using TNX-102 SL, a condition for which there is no currently approved therapy. Our broader development strategy is to leverage the patented formulation to explore the clinical potential of TNX-102 SL in multiple other pain, psychiatric, and addiction conditions, including PTSD, Agitation in Alzheimer’s and Alcohol Use Disorder (AUD), all of which are underserved by currently approved medications or have no approved treatment thus representing large unmet medical needs. Within CNS, Tonix is also developing TNX-1300, a treatment for cocaine intoxication, one of the leading causes of overdose deaths and for which there is no currently approved drug. Within infectious diseases, we are currently focusing on the development of TNX-1840 and TNX-1850 for protection against COVID-19. While there are FDA-approved COVID-19 vaccines which use mRNA technology, we believe that there are limitations to these vaccines relating to durability of protection and their relative inability to block forward transmission. We believe that the live virus technology intended to be employed in TNX-1840 and TNX-1850 has the potential to solve these problems and serve as a booster or initial vaccine to the U.S. population. Finally, with TNX-1500, we are pursuing a treatment to prevent organ transplant rejection as well as autoimmune conditions. TNX-1500 is a third generation humanized mAb targeting the CD40L that has the potential to deliver efficacy without compromising safety, based on modulated binding to Fc receptors. At this time, no mAb against CD40L has been licensed anywhere in the world.

●	Maximize the commercial potential of our lead product candidates. We plan to commercialize each of our lead product candidates, including our latest stage candidate, TNX-102 SL, either on our own or through collaboration with partners. We believe our lead candidates can be marketed to U.S. physicians either by an internal sales force that we would build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for commercialization.

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the case of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. In the case of TNX-801, TNX-1800, TNX-1840 and TNX-1850, we own patent applications protecting their composition-of-matter and certain methods of use. We also own patents through in-licensing transactions for TNX-1900, TNX-1700, TNX-2900 and TNX-1300. We own patents outright for TNX-601 CR and have filed patent applications for TNX-2100, TNX-3500, TNX-3700 and TNX-1500. We plan to opportunistically apply for new patents to protect our product candidates.

●	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of TNX-102 SL for generalized anxiety disorder, depression, and fatigue related to disordered sleep. For TNX-1900, we own the rights to develop this for craniofacial pain, episodic migraine, acute migraine and insulin resistance, in addition to chronic migraine. For TNX-601 CR, we own the rights to develop this for PTSD and neurocognitive disorder from corticosteroid use, in addition to major depressive disorder. Finally, our live virus platform using our RPV technology may be developed for future pandemics, infectious diseases generally and oncology, in addition to COVID-19.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our product candidates in or nearing the clinical-stage is set forth below.

Immunology

Organ Transplant Rejection

Organ transplant rejection occurs when the immune system of the organ recipient attacks the new organ as if it was an infection or tumor. Often transplantation is the last resort for most end-stage organ failure patients, affecting either kidneys, liver, heart, lungs, and/or pancreas. Genetic disparity between organ donor and recipient is often at the root of the rejection. Mismatched or not closely matched organs triggers an immune reaction that leads to rejection. Overcoming this difficulty is paramount to a patient’s survival as organ donations are in limited supply.

Gastric and Colorectal cancers

 Gastric or stomach cancer is a disease in which malignant cancer cells line the inner lumen of the stomach. Development of this form of cancer is often influenced by age, diet and other stomach disease. This type of cancer begins to form in the mucosa, the surface of the lumen that is in direct contact with the contents of the stomach, and spreads through the outer layers of the stomach as the tumor grows.

Currently, per the National Cancer Institute, the 5-year relative survival for stomach cancer is 32.4%. The lifetime risk of developing stomach cancer is higher in men (about 1 in 96) than in women (about 1 in 152).2 In 2018, there were an estimated 120,301 people living with stomach cancer in the United States.

Colorectal cancer includes cancers in the colon and the rectum, organs that are crucial to absorption of water by the body and the elimination of food-waste. Most colorectal cancers start as a growth or polyp on the inner lining of the colon or rectum. Some types of polyps can change into cancer over time (usually many years), but not all polyps become cancer. Adenomatous polyps are the ones that turn malignant with time. Similar to gastric cancer, the malignancy begins in the mucosal layer and spreads outwards.

The 5-year relative survival rate is 64.7%. Overall, the lifetime risk of developing colorectal cancer is about 1 in 23 (4.3%) for men and 1 in 25 (4.0%) for women. In 2018, there were an estimated 1,365,135 people living with colorectal cancer in the United States.

Central Nervous System

Cocaine Intoxication

Cocaine is an illegal recreational drug taken for its pleasurable effects and associated euphoria. Pharmacologically, cocaine blocks the reuptake of the neurotransmitter dopamine from central nervous system synapses, resulting in the accumulation of dopamine within the synapse and an amplification of dopamine signaling that is related to its role in creating positive feeling. With the continued use of cocaine, however, intense cocaine cravings occur resulting in a high potential for abuse and addiction, or dependence, as well as the risk of cocaine intoxication. Cocaine intoxication refers to the deleterious effects on other parts of the body, especially those involving the cardiovascular system.  Common symptoms of cocaine intoxication include tachyarrhythmias and elevated blood pressure, either of which can be life-threatening.  As a result, individuals with known or suspected cocaine intoxication are sent immediately to the emergency department, preferably by ambulance in case cardiac arrest occurs during transit.  There are approximately 505,000 emergency room visits for cocaine abuse each year in the U.S., of which 61,000 require detoxification services.  According to the National Institute on Drug Abuse, over 15,883 individuals died of cocaine overdose in 2019.

Fibromyalgia (FM)

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

Long COVID

Long COVID, or PASC, is a condition that some survivors of COVID-19 infection experience in varying degrees of severity. It is a chronic disabling condition that is expected to result in a significant global health and economic burden. The symptoms include intense fatigue, fevers, sleep problems, pain, and cognitive issues (“brain fog”). Post infection, many patients experience one or many of the symptoms of Long COVID: some patients have initial symptoms that become prolonged; others manifest entirely new syndromes that impact more than one system or organ. According to a recent publication in the Journal of American Medical Association (JAMA), over 1 in 10 healthcare workers who had recovered from COVID-19 were still coping with at least one moderate to severe symptom eight months later. Several cohort studies have reported that persistence of symptoms following SARS-CoV-2 infection occurs in more than 30% of patients. There is currently no approved drug for the treatment of Long COVID.

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

Migraine Headaches

Migraine is a primary headache disorder characterized by recurrent headaches that are moderate to severe. Typically, episodes affect one side of the head, are pulsating in nature, and last from a few hours to three days. Associated symptoms may include nausea, vomiting, and sensitivity to light, sound, or smell. The pain is generally made worse by physical activity, although regular exercise may have prophylactic effects. Up to one-third of people affected have aura, typically a short period of visual disturbance that signals that the headache will soon occur. Occasionally, aura can occur with little or no headache following it. Approximately one billion individuals worldwide suffer from migraine (~14% of the population). Migraine is the second leading cause of years lived with disability. Chronic migraine (≥ 15 headache/migraine days per month) affects about 1-2% of individuals (~75-150 million individuals worldwide; 3-7 million in the U.S.). CGRP antibodies are the only migraine specific prophylaxis drugs approved in decades, but they require parenteral administration and there are long term safety concerns with prolonged systemic blockade of CGRP receptor.

Prader-Willi Syndrome

Prader-Willi syndrome (PWS) is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. The hallmarks of PWS are lack of suckling in infants and, in children and adults, severe hyperphagia, an overriding physiological drive to eat, leading to severe obesity and other complications associated with significant mortality. PWS is an orphan disease that occurs in approximately one in 15,000 births. There is currently no approved treatment for the obesity and hyperphagia in adults and older children associated with PWS.

Major Depressive Disorder

According to the National Institute of Mental Health, depression affects approximately 17 million adults in the U.S., with approximately 2.5 million adults treated with adjunctive therapy. Depression is a condition characterized by symptoms such as a depressed mood or loss of interest or pleasure in daily activities most of the time for two weeks or more, accompanied by appetite changes, sleep disturbances, motor restlessness or retardation, loss of energy, feelings of worthlessness or excessive guilt, poor concentration, and suicidal thoughts and behaviors. These symptoms cause clinically significant distress or impairment in social, occupational, or other important areas of functioning. The majority of people who suffer from depression do not respond adequately to initial antidepressant therapy.

Infectious Diseases

COVID-19

SARS-CoV-2 is a contagious virus causing the disease COVID-19 that became a global pandemic in 2019 and has resulted in more than three million deaths. While the infection and mortality rates have slowed in regions of the world with high vaccination rates, the struggle with the pathogen is ongoing and evolving since SARS-CoV-2 is mutating into new variants. COVID-19 is characterized by fever, sore throat, acute shortness of breath, cough, and oxygen desaturation in the blood. At least three major variants have swept across the world in successive waves and overwhelmed healthcare systems during these waves. With new variants of the virus emerging, therapeutic research is addressing the challenge of keeping up with this rapidly mutating virus. The early vaccines have been effective in limiting the severity of disease in vaccinated individuals. Vaccines that elicit strong T cell responses are believed to have the potential to provide long-term or durable protection.

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

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force continue to be vaccinated. We are developing TNX-801 as a potential smallpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of VARV.

Lead Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. We have worldwide commercialization rights to all of our product candidates listed below. The following table summarizes our product candidates:

Product Candidate	Indication	Stage of Development
TNX-1500	Organ transplant rejection	Pre-IND; Phase 1 Start Expected 2H22
TNX-1300	Cocaine Intoxication	Phase 2 Ready
TNX-102 SL	Fibromyalgia	Mid-Phase 3
TNX-102 SL	Posttraumatic stress disorder	Phase 2 ready
TNX-102 SL	Long COVID	Pre-IND; Phase 2 Start Expected 1H22
TNX-1900	Binge eating disorder	Non-IND; Phase 2 Start Expected 2H22
TNX-1900	Migraine	Pre-IND; Phase 2 Start Expected 2H22
TNX-601 CR	Depression	Pre-IND; Phase 2 Start Expected 1Q23
TNX-801	Smallpox and monkeypox vaccine	Preclinical
TNX-1800/1840/1850	COVID-19 vaccine	Preclinical
TNX-2100	COVID-19 Skin test	Phase 1 ongoing

TNX-1500

TNX-1500 is a humanized mAb directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. TNX-1500 incorporates the antigen binding fragment (Fab) region of hu5c8, which has been extensively characterized including at the atomic level in complex with CD40-ligand.

In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with immunosuppressive drugs in heart and kidney organ transplants in non-human primates. Preliminary results from an ongoing experiment in heart transplants indicates that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/primate version of the anti-CD40L mAb 5c8. In the non-human primate studies with TNX-1500 no evidence of thrombosis has been observed so far.

CD40-ligand is a protein expressed on the surface of activated T lymphocytes that mediates T cell helper function. CD40-ligand is also known as CD154, the T cell-B cell activating molecule (T-BAM), TRAP and gp39. CD154 is a member of the Tumor Necrosis Factor (TNF) Super Family. No mAb against CD154 has been approved for commercial use anywhere in the world. Other TNF Super Family members have been successfully targeted by antagonist mAbs. Approved mAbs against TNFα include: infliximab (Remicade®), adalimumab (Humira®), certolizumab pegol (Cimzia®), and golimumab (Simponi®) for the treatment of certain autoimmune conditions. Also, etanercept (Enbrel®) is a TNFα antagonist receptor fusion protein. An approved mAb against RANKL (CD254) is denosumab (Prolia® or Xgeva®) for the treatment of osteoporosis, treatment-induced bone loss, metastases to bone, and giant cell tumor of bone.

In January 2021, the World Intellectual Property Organization has published a patent application filed under the Patent Cooperation Treaty covering TNX-1500, a humanized mAb directed against CD40-ligand, which is also known as CD154, T-BAM, 5c8 antigen, TRAP and gp39. The patent application is titled “Anti-CD154 Antibodies and Uses Thereof” and published under International Publication No. WO 2021/001458 A1. The application entered national phase in December 2021. The patent applications include claims related to proprietary anti-human CD40-ligand mAbs that were engineered to have modified effector function, including TNX-1500, which have reduced potential for Fc binding to FcγRII. The patent applications also claim uses of TNX-1500 for preventing and treating conditions, such as organ transplant rejection and autoimmune disorders. If claims are granted, a patent issuing from a national stage of this application could potentially provide U.S. patent coverage for the TNX-1500 composition of matter through 2040 excluding possible patent term extensions or patent term adjustments. We also have filed a PCT patent application, PCT/US2022/011404, in January 2022, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies.” It claims methods of inducing immune tolerance in transplant recipients using anti-CD154 antibodies having modified effector functions. We expect to start a Phase 1 study of TNX-1500 in the second half of 2022.

Remicade® and Simponi® are trademarks of Janssen; Humira® is a trademark of AbbVie Inc.; Cimzia® is a trademark of UCB S. A.; Enbrel®, Prolia® and Xgeva® are trademarks of Amgen Inc.

TNX-1300

TNX-1300 (T172R/G173Q double-mutant cocaine esterase 200 mg, i.v. solution) is being developed for the treatment of cocaine intoxication. TNX-1300 is a recombinant protein enzyme produced through rDNA technology in a non-disease-producing strain of E. coli bacteria. Cocaine Esterase (CocE) was identified in bacteria (Rhodococcus) that use cocaine as the sole source of carbon and nitrogen and that grow in soil surrounding coca plants.1 The gene encoding CocE was identified and the protein was extensively characterized.1-4 CocE catalyzes the breakdown of cocaine into metabolite ecgonine methyl ester and benzoic acid. Wild-type CocE is unstable at body temperature, so targeted mutations were introduced in the CocE gene and resulted in the T172R/G173Q double-mutant CocE, which is active for approximately 6 hours at body temperature5.

Currently there is no specific pharmacotherapy indicated for cocaine intoxication, a state characterized by acute agitation, hyperthermia, tachycardia, arrhythmias, and hypertension, with the potential life-threatening sequalae of myocardial infarction, cerebrovascular accident, rhabdomyolysis, respiratory failure, and seizures. Patients are currently managed only by supportive care for the adverse effects of cocaine overdose on the cardiovascular and central nervous systems. By targeting the cause of cocaine intoxication, rather than the symptoms like other medicines in emergency usage, we believe TNX-1300 may offer significant advantages to the current standard of care for cocaine overdose. TNX-1300 was developed by Columbia University, University of Kentucky and University of Michigan, and in-licensed by Tonix from Columbia University in 2019. TNX-1300 is designated as a breakthrough therapy by the FDA.

In a Phase 2 randomized, double-blind, placebo-controlled clinical study, TNX-1300 at 100 mg or 200 mg i.v. doses was well tolerated and interrupted cocaine effects after cocaine 50 mg i.v. challenge.6 Tonix expects to initiate a Phase 2 open-label, safety study of TNX-1300 to take place in emergency departments in the U.S. in the first half of 2022.

As a biologic and new molecular entity, TNX-1300 is eligible for 12 years of U.S. market exclusivity upon approval by the FDA, in addition to expected patent protection through 2029. Since in-licensing, Tonix has requalified existing inventory, developed a lyophilized drug product to facilitate enhanced stability and handling conditions applicable for an ER treatment, updated the process and analytical methods to current standards and are in the process of manufacturing Phase 2/3 drug product clinical supply.

1 Bresler MM, Rosser SJ, Basran A, Bruce NC. Gene cloning and nucleotide sequencing and properties of a cocaine esterase from Rhodococcus sp. strain MB1. Appl Environ Microbiol. 2000. 66(3):904-8.

2 Larsen NA, Turner JM, Stevens J, Rosser SJ, Basran A, Lerner RA, Bruce NC, Wilson IA. Crystal structure of a bacterial cocaine esterase. Nat Struct Biol. 2002. 9(1):17-21.

3 Turner JM, Larsen NA, Basran A, Barbas CF 3rd, Bruce NC, Wilson IA, Lerner RA. Biochemical characterization and structural analysis of a highly proficient cocaine esterase. Biochemistry. 2002. 41(41):12297-307.

4 Gao D, Narasimhan DL, Macdonald J, Brim R, Ko MC, Landry DW, Woods JH, Sunahara RK, Zhan CG. Thermostable variants of cocaine esterase for long-time protection against cocaine toxicity. Mol Pharmacol. 2009. 75(2):318-23.

5 Overdose Death Rates - National Institute on Drug Abuse - https://www.drugabuse.gov/related-topics/trends-statistics/overdose-death-rates; accessed May 11, 2019

6 Nasser AF, Fudala PJ, Zheng B, Liu Y, Heidbreder C. A randomized, double-blind, placebo-controlled trial of RBP-8000 in cocaine abusers: pharmacokinetic profile of rbp-8000 and cocaine and effects of RBP-8000 on cocaine-induced physiological effects. J Addict Dis. 2014;33(4):289-302.

TNX-102 SL

Overview

TNX-102 SL, in clinical development for registration in five indications. TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing TNX-102 SL as a bedtime treatment for FM, PTSD, PASC or Long Covid and AAD and AUD. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of cyclobenzaprine or CBP.

 The current TNX-102 SL sublingual tablets contain 2.8 mg of CBP. For the treatment of FM, TNX-102 SL 5.6 mg (two 2.8 mg tablets) at bedtime is in Phase 3 development. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for long-term use, and in-patient populations characterized by burdensome symptoms and sensitivity to medications.

The active ingredient in TNX-102 SL, is CBP, a serotonin-2A and alpha-1 adrenergic receptor antagonist as well as an inhibitor of serotonin and norepinephrine reuptake. In addition, TNX-102 SL acts upon other receptors in the central nervous system including muscarinic M1 and histaminergic H1 receptors.

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

We designed TNX-102 SL to be administered once-daily at bedtime and with the intention for long-term use. We believe the selected dose of TNX-102 SL and its unique pharmacokinetic profile will enable it to achieve a desirable balance of efficacy, safety, and tolerability. Our Phase 1 comparative trials showed that, on a dose-adjusted basis, TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral IR CBP tablets. It also showed that the sublingual route of administration, which largely bypasses the “first pass” hepatic metabolism that swallowed medications undergo, results in a higher plasma ratio of CBP to its main active metabolite, norcyclobenzaprine. In clinical studies, TNX-102 SL 2.8 mg and TNX-102 SL 5.6 mg were generally well-tolerated, with no drug-related serious and unexpected adverse reactions reported in these studies. Some subjects experienced transient numbness of the tongue after TNX-102 SL administration.

We have successfully completed the pivotal exposure bridging study with TNX-102 SL compared to Amrix.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, with Amrix as the reference listed drug, or RLD. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the U.S. We believe that TNX-102 SL has the potential to provide clinical benefit to FM, PTSD and Long COVID patients and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

TNX-102 SL – FM program

We are developing TNX-102 SL as a bedtime treatment for FM under an active IND application. The potential approval of TNX-102 SL for FM is expected to be under Section 505(b)(2) of the FDCA.

Clinical Development Plan

Phase 3 RALLY Study (F306)

The Phase 3 RALLY study is clinically complete. We enrolled the first patient in September 2020. The RALLY study is a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of TNX-102 SL in FM. The trial was expected to enroll approximately 670 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there was a run-in period in which patients started on TNX-102 SL 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients had the dose increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint was daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation.

The RALLY study had one pre-specified unblinded interim analysis by an Independent Data Monitoring Committee, or IDMC, to be conducted when the study has results from approximately the first 50% of efficacy-evaluable patients. In July 2021, we reported interim analysis and, based on the recommendation from the IDMC that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We expect to report topline data from the completed study in the first quarter of 2022. We expect to analyze the RALLY results to improve the design of subsequent Phase 3 studies. In addition, we plan to employ pharmacogenomic techniques to compare the RALLY and RELIEF study populations, which may provide a path to precision medicine-based companion diagnostics for TNX-102 SL in FM.

Tonix intends to initiate a new Phase 3 study in FM, F307, in the first half of 2022. Following analysis of F306 results, including pharmacogenomic comparison of RELIEF and RALLY, Tonix may modify the protocol for this next Phase 3 study.

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

In the RELIEF study, TNX-102 SL was similarly well tolerated as in the Phase 2 BESTFIT and Phase 3 AFFIRM studies, which both studied TNX-102 SL at a lower dose of 2.8 mg daily. There were no new safety signals observed in the RELIEF study at the 5.6 mg daily dose. Among participants randomized to the TNX-102 SL and placebo arms, 82.3% and 83.5%, respectively, completed the 14-week dosing period. As expected based on prior TNX-102 SL studies, administration site reactions are the most commonly reported adverse events and were higher in the TNX-102 SL treatment group, including rates of oral numbness (17.3% vs. 0.8%), oral pain/discomfort (11.7% v. 2.0%), taste impairment (6.5% vs. 0.4%), and oral tingling (5.6% v. 0.4%). Oral numbness or tingling and taste impairment were local administration site effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in almost all occurrences. The only systemic treatment-emergent adverse events that occurred at a rate of 5.0% or greater in either arm was somnolence/sedation at 5.6 percent in the TNX-102 SL arm vs. 1.2% in placebo, which was consistent with known side effects of marketed oral cyclobenzaprine. Adverse events resulted in premature study discontinuation in 8.9% of those who received TNX-102 SL compared with 3.9% of placebo recipients. There were a total of seven serious adverse events reported during the study, none of which were deemed related to investigational product; five in placebo arm, and two in TNX-102 SL arm. Of the two in the TNX-102 SL arm, one was a motor vehicle accident with multiple bone fractures, and the other was a pneumonia secondary to an infection.

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

Other NDA Requirements

The Agreed Initial Pediatric Study Plan, or Agreed iPSP, was accepted by the FDA in September 2015. An amendment to the Agreed iPSP will be submitted for FDA agreement prior to marketing application.

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

Phase 1 Bioequivalence, Bridging PK, Food-Effect and Dose-Proportionality Studies

We have completed the required Phase 1 bioequivalence, multi-dose bridging pharmacokinetic, and food effect and dose-proportionality studies.

Cyclobenzaprine Hydrochloride Nonclinical Development

In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX prescribing information, or labeling, which is necessary to support the TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of TNX-102 SL, the FDA agreed that nonclinical study to assess CBP abuse and dependency potential is not required to support the TNX-102 SL NDA filing.

Tonix is planning to develop TNX-102 SL for the treatment of FM in Japan. Cyclobenzaprine, the active ingredient of TNX-102 SL, has not been approved in Japan, and is considered a NCE (new chemical entity). In February 2022, Tonix held an End of Phase 2 Consultation with the Pharmaceuticals and Medical Devices Agency, or PMDA, an independent administrative institution responsible for ensuring the safety, efficacy and quality of pharmaceuticals and medical devices in Japan, to discuss the Japan development plan. Agreement was reached on the design of a Phase 1 bridging study (TNX-CY-F108/F108) in ethnic Japanese healthy volunteers to enable clinical studies of TNX-102 SL in Japan. PMDA also provided guidance on the overall nonclinical package to support a Japan NDA filing for TNX-102 SL for the treatment of FM.

The F108 Phase 1 study will be initiated in March 2022.

Tonix has initiated nonclinical safety, pharmacology and embryo-fetal development toxicology studies as part of the agreed IND-enabling nonclinical data package to support clinical studies of TNX-102 SL in Japan.

 TNX 102 SL – Long COVID Program

We are developing TNX-102 SL as a bedtime treatment for Long COVID. The potential approval of TNX-102 SL for Long COVID is expected to be under Section 505(b)(2) of the FDCA.

Tonix completed a pre-IND meeting with the FDA in August 2021 to develop TNX-102 as a potential treatment for Long COVID. Tonix expects to initiate a Phase 2 study of TNX-102 SL as an indicated treatment for a subset of patients affected by Long COVID whose symptoms overlap with fibromyalgia. Long COVID is a protracted syndrome experienced by many people following SARS-CoV-2 infection that can include a number of persistent disabling symptoms, including fatigue, widespread pain, sleep disturbance, brain fog or difficulty concentrating, arthralgias, diffuse myalgia, olfactory dysfunction, and headache. The Phase 2 study will focus on Long COVID patients whose primary symptoms overlap with fibromyalgia, and, therefore, the Long COVID program leverages learnings about the pharmacodynamic activity of TNX-102 SL from more than 1,000 participants who have been or are enrolled in Tonix’s fibromyalgia trials to date. Long COVID has been compared to fibromyalgia because of the common symptoms of sleep disturbance, persistent widespread pain, fatigue, and brain fog. Additionally, Long COVID, like fibromyalgia, is experienced by women at a rate approximately four times that of men.

TNX-102 SL – Posttraumatic Stress Disorder Program

We are developing TNX-102 SL as a bedtime treatment of PTSD under an active IND application. The potential approval of TNX-102 SL for PTSD is expected to be under Section 505(b)(2) of the FDCA.

Phase 3 RECOVERY Study (P302)

We initiated the RECOVERY study (P302) in March 2019. The RECOVERY Phase 3 study was a double-blind, randomized, placebo-controlled study of TNX-102 SL 5.6 mg (2 x 2.8 mg sublingual tablets) over 12 weeks of treatment. The RECOVERY study was conducted at approximately 30 U.S. sites.  The study planned to enroll 250 participants with civilian and military-related PTSD.  RECOVERY restricts enrollment of study participants to individuals with PTSD who experienced an index trauma within nine years of screening. The two previous PTSD studies of TNX-102 SL (P201 and P301) restricted enrollment to participants who experienced traumas during military service since 2001.  The primary efficacy endpoint in P302 was the Week 12 mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with TNX-102 SL and those receiving placebo.  Based on interim analysis results of the first 50% of enrolled participants, an Independent Data Monitoring Committee recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but we continued studying those participants currently enrolled until completion and proceeded with a full analysis of the unblinded data to determine the next steps in this program. Topline data was reported during the fourth quarter of 2020, which revealed that the RECOVERY study did not achieve statistical significance in the prespecified primary efficacy endpoint of change from baseline to Week 12 in the CAPS-5 between TNX-102 SL and placebo (p=0.343). TNX-102 SL separated from placebo in the first key secondary endpoint, CGI-S scale (p=0.024) and in the PGIC, (p=0.007). TNX-102 SL also trended for improvement on the PROMIS Sleep Disturbance scale (p=0.055), consistent with the proposed mechanism of targeting the PTSD sleep disturbance. TNX-102 SL is generally well tolerated and no new safety signals were observed. Tonix met with the FDA to discuss potential new endpoints for the indication of treatment of PTSD. The new PTSD study can use 1 month look-back CAPS-5 as endpoint v. 1 week look-back.

Tonix intends to initiate a new Phase 2 study of TNX-102 SL in police in Kenya in the first half of 2022.

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

TNX-1900

TNX-1900 (intranasal potentiated oxytocin) is a proprietary formulation of oxytocin in development for BED, prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions. In 2020, TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University. TNX-1900 is a drug-device combination product, based on an intranasal actuator device that delivers oxytocin into the nose.

Oxytocin is a naturally occurring human hormone that acts as a neurotransmitter in the brain. Oxytocin has no recognized addiction potential. It has been observed that low oxytocin levels in the body can lead to increase in migraine headache frequency, and that increased oxytocin levels can relieve migraine headaches. Certain other chronic pain conditions are also associated with decreased oxytocin levels. Migraine attacks are caused, in part, by the activity of pain-sensing trigeminal nerve cells which, when activated, release of CGRP which binds to receptors on other nerve cells and starts a cascade of events that is believed to result in headache. Oxytocin when delivered via the nasal route, concentrates in the trigeminal system1 resulting in binding of oxytocin to receptors on neurons in the trigeminal system, inhibiting the release of CGRP and transmission of pain signals.2 Blocking CGRP release is a distinct mechanism compared with CGRP antagonist and anti-CGRP antibody drugs, which block the binding of CGRP to its receptor.

With TNX-1900, the addition of magnesium to the oxytocin formula enhances oxytocin receptor binding3 as well as its effects on trigeminal neurons and craniofacial analgesic effects in animal models5. Intranasal oxytocin has been well tolerated in several clinical trials in both adults and children4. Targeted nasal delivery results in low systemic exposure and lower risk of non-nervous system, off-target effects which could potentially occur with systemic CGRP antagonists such as anti-CGRP antibodies6. For example, CGRP has roles in dilating blood vessels in response to ischemia, including in the heart. We believe nasally targeted delivery of oxytocin could translate into selective blockade of CGRP release in the trigeminal ganglion and not throughout the body, which could be a potential safety advantage over systemic CGRP inhibition. In addition, daily dosing is more quickly reversible, in contrast to monthly or quarterly dosing, as is the case with anti-CGRP antibodies, giving physicians and their patients greater control.

We intend to initiate a Phase 2 study in chronic migraine in the second half of 2022. We also plan to develop TNX-1900 for treatment of episodic migraine, craniofacial pain and insulin resistance. Tonix has a license with the University of Geneva to use TNX-1900 for the treatment of insulin resistance and related conditions. TNX-1900 is also being studied as a potential treatment for binge eating disorder in an investigator-initiated Phase 2 clinical trial. The Phase 2 clinical trial is expected to start in the second half of 2022. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct this study. Tonix does not own this IND.

1 Yeomans DC, et al. Transl Psychiatry. 2021. 11(1) :388.

2 Tzabazis A, et al. Cephalalgia. 2016. 36(10):943-50.

3 Antoni FA and Chadio SE. Biochem J. 1989. 257(2):611-4.

4 Yeomans, DC et al. 2017. US patent US2017368095.

5 Cai Q, et al., Psychiatry Clin Neurosci. 2018. Mar;72(3):140-151.

6 MaassenVanDenBrink A, et al. Trends Pharmacol Sci. 2016. 37(9):779-788.

TNX-2900

TNX-2900 is based on Tonix’s patented intranasal potentiated oxytocin formulation, or TNX-1900, but being developed for Prader-Willi syndrome. Tonix licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (Inserm). The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. Prader-Willi syndrome is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in infants or the obesity and hyperphagia in older children associated with Prader-Willi syndrome. Since Prader-Willi syndrome is an orphan disease that occurs in approximately one in 15,000 births, Tonix has been granted Orphan Drug Designation for TNX-2900 by the FDA.

In 2022, Tonix entered into a research collaboration with Inserm involving in vitro and in vivo animal studies designed to validate and characterize the role of oxytocin in suckling and in the maturation of feeding behavior during infancy in order to support an intranasal therapeutic approach to restore a normal nutritive suckling. The studies will include mice that have been engineered to precisely recapitulate the genetic issue underlying Prader-Willi in humans. The mechanisms involved in suckling activity required for normal feeding and the role of oxytocin system in this process will be investigated. The results of this work are expected to be useful in the clinical care of infants requiring support to achieve efficient suckling behavior. Intranasal oxytocin has previously been shown to improve suckling in newborn animals and suppress feeding behaviors in adult animal models.

Our preclinical pipeline of drugs and biologic candidates includes TNX-801, a smallpox vaccine, TNX-3500, a COVID-19 antiviral; TNX-3600, a COVID-19 therapeutic platform; TNX-3700, a COVID-19 vaccine; TNX-701, a drug candidate for radioprotection; TNX-1700 a preclinical candidate for cancers of the gastrointestinal system and TNX-1600, a preclinical candidate for PTSD, ADHD and depression.

TNX-601 CR

TNX-601 CR is a novel oral formulation of tianeptine oxalate designed for once-daily daytime dosing that is currently in development for the treatment of major depressive disorder (MDD), but may also be developed for PTSD and neurocognitive disorder from corticosteroids. Tianeptine sodium (amorphous) immediate release was first marketed for depression in France in 1989 and has been available for decades in Europe, Russia, Asia, and Latin America for the treatment of depression. Tianeptine sodium has an established safety profile from decades of use in these jurisdictions. Currently there is no tianeptine-containing product approved in the U.S. and no controlled-release tianeptine product approved in any jurisdiction. Tonix discovered a novel oxalate salt of tianeptine that may provide improved stability, consistency, and manufacturability compared to known forms of tianeptine. Tianeptine is believed to work in depression as a modulator of the glutamatergic system. Tianeptine modulates the glutamatergic system indirectly since it does not directly bind to NMDA, AMPA or kainate receptors. In animals, tianeptine has been shown to reverse the adverse neuroplastic changes that are observed during periods of stress and elevated corticosteroid exposure. Tianeptine and its MC5 metabolite are weak µ-opioid receptor agonists. Tonix has added naloxone to the TNX-601 CR tablet to mitigate potential for parenteral abuse as tianeptine has been linked to illicit misuse at much higher doses than the reported therapeutic dose in the treatment of MDD. Neither tianeptine nor MC5 have been shown to bind other neurotransmitter receptors. Tianeptine’s reported pro-cognitive and anxiolytic effects as well as its ability to attenuate the neuropathological effects of excessive stress responses suggest that it may also be used to treat post-traumatic stress disorder by a different mechanism of action than TNX-102 SL.

We intend to develop TNX-601 CR under Section 505(b)(2) of the FDCA. Tonix completed a Phase 1 clinical trial for formulation development outside of the U.S in 2019. Based on this study, the final formulation of TNX-601 CR to be used in Phase 2 testing will be 39.4 mg tianeptine oxalate and 1 mg naloxone for once daily treatment of MDD. Naloxone is included in the formulation to mitigate the potential for high dose parenteral abuse. Tianeptine has weak off-target activity at the µ-opioid receptor that presents the potential for parenteral abuse with doses on the order of eight to 80 times the therapeutic daily dose for depression. Based on official minutes from a pre-IND meeting with the FDA, we expect to initiate a pharmacokinetic study, in the third quarter of 2022, and a Phase 2 study in the first quarter of 2023.

The Phase 2 study, expected to start in the first quarter of 2023, is expected to be a randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy and safety of TNX-601 CR monotherapy compared to placebo in MDD. Treatment duration will be six weeks, preceded by up to five weeks in screening and followed by a two-week safety follow-up period (total up to 13 weeks of participation). We plan to randomize approximately 260 individuals with MDD at a 1:1 ratio to two arms of 130 each for drug and placebo at approximately 25-30 U.S. sites. The primary efficacy endpoint will be the change from baseline to Week 6 in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score.

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

We have filed a patent application to protect the TNX-801 vaccine candidate. In addition, we expect that TNX-801 will be eligible for 12 years of non-patent-based exclusivity under the Patient Protection and Affordable Care Act, or PPACA. Following the passage of the 21st Century Cures Act, a law designed to help accelerate medical product development, we believe TNX-801 will qualify as a medical countermeasure and would therefore be eligible for a Priority Review Voucher upon receiving FDA approval. However, the Priority Review Voucher program provision of the 21st Century Cures Act is set to expire in 2023. If TNX-801 does not receive FDA approval by 2023, we may not be able to capitalize on the incentives contained in the 21st Century Cures Act unless the provision allowing for the Priority Review Voucher Program is extended until such time as TNX-801 is approved by the FDA.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan for TNX-801, to establish the safety and effectiveness evidence to support the licensure TNX-801. We are currently working to develop a vaccine that meets cGMP quality to support a clinical study.

TNX-1840 and TNX-1850 – Potential COVID-19 Vaccines

Tonix’s infectious disease portfolio includes a platform for vaccines for COVID-19. TNX-1800 is live virus vaccine based on Tonix’s RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain. Because the subsequent omicron variant has out-competed the ancestral Wuhan strain, we are now planning new versions of this vaccine, TNX-1840 and TNX-1850, that express spike protein from the omicron variant and from the BA.2 variant, respectively. Each of these RPV vaccines is being developed to protect against COVID-19 primarily by eliciting T cell responses. The COVID-19 vaccines that are approved for use, or have emergency use authorization, or EUA, in the U.S. have provided significant health benefits to the vaccinated population; however, they are showing limitations in the durability of protection conferred and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission.

We reported positive efficacy data for the TNX-1800 (spike from Wuhan strain) from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen. This study of non-human primates compared TNX-1800 (modified horsepox virus encoding CoV-2 spike protein) to TNX-801 (horsepox virus, live vaccine) at two doses. A control group received a placebo. Each of these five groups (TNX-1800 high and low dose; TNX-801 high and low dose and placebo) included four animals. At day 41 after vaccination (or placebo), each animal was exposed to SARS-COV-2 by intra-tracheal (1 x 106 TCID50) and intra-nasal (1 x 106 TCID50) administration. Upper airway virus was studied by oropharyngeal swabs and lower airway virus by tracheal lavage using qRT-PCR to determine the number of genome copies of SARS-CoV-2 present in the samples. Six days after challenge, no (0/8) samples taken from animals vaccinated with TNX-1800 showed infection (more than 1,000 genome copies of SARS CoV-2) in either upper or lower airway samples. In contrast, all (8/8) animals vaccinated with the control vaccine TNX-801 showed infection in either the upper or lower airway samples as did all (4/4) monkeys vaccinated with vehicle control. At day 14 after a single vaccination, all eight of the TNX-1800 vaccinated animals made anti-CoV-2 neutralizing antibodies (≥1:40 titer) and, as expected, none of the eight TNX-801 vaccinated control animals, or any of the four animals in the placebo group made anti-CoV-2 neutralizing antibodies (≤1:10 titer). At 6 days after CoV-2 challenge, TNX-1800 vaccinated animals showed neutralizing antibody titers of (≥1:1280 titer). The level of neutralizing anti-CoV-2 antibody production was similar between the low and high dose TNX-1800 groups (1 x 106 Plaque Forming Units [PFU] and 3 x 106 PFU, (respectively). For unvaccinated animals challenged with SARS-CoV-2, neutralizing antibodies were measurable after vaccination (≥1:40 titer) that were lower and appeared later than neutralizing antibodies in TNX-1800 vaccinated animals. TNX-1800 and TNX-801 were well tolerated at both doses. Further, as an expected additional outcome, all 16 animals vaccinated with either dose of TNX-1800 or the control TNX-801 manifested a “take”, or cutaneous response, signaling that the horsepox vector elicits a strong T cell immune response. These results support the expectation that TNX-1800 at the low dose of 1 x 106 PFU is an appropriate dose for a one-shot vaccine in humans and indicate that 100 doses per vial is the target format for commercialization, which is well suited to manufacturing and distribution at large scale.

Together, these data show that TNX-1800 induces protection against SARS-COV-2 infection in non-human primates. These data confirm that “take” is a biomarker of protection of upper and lower airways from SARS-CoV-2 challenge, and a biomarker of immunological response to TNX-1800’s cargo COVID-19 antigen, which is the CoV-2 spike protein. Tonix completed a pre-IND meeting with the FDA to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure of TNX-1800. We believe that the animal data and manufacturing process information that we have developed for TNX-1800 will facilitate expedited development of TNX-1840 and TNX-1850. In addition, we believe the RPV platform can be engineered to express relevant protein antigens from different infectious diseases to make a variety of vaccines.

 In June 2020, we announced a partnership with FUJIFILM Diosynth Biotechnologies (FDBT) to provide contract manufacturing and development services to support the manufacturing of our COVID-19 vaccine candidate at the time, TNX-1800, for clinical trial supply. In February 2022, this contract ended. We continue to work with other third party CMOs for the manufacturing and development of TNX-1800, TNX-1840 and TNX-1850, in addition to ultimately planning to utilize our in-house manufacturing capabilities which are currently in development.

We have filed patent applications on the COVID-19 vaccines TNX-1800, TNX-1840 and TNX-1850 and also expect 12 years of non-patent-based exclusivity under PPACA.

 TNX-2100

TNX-2100 is a diagnostic product candidate (a COVID skin test) comprising three different mixtures of synthetic peptides (TNX-2110, -2120 and -2130), which are designed to represent different protein components of the SARS-CoV-2 virus. TNX-2110 (SARS-CoV-2 multi-antigen peptides) represents epitopes of multiple proteins from SARS-CoV-2. TNX-2120 (SARS-CoV-2 spike peptides) represents only the spike protein. TNX-2130 (SARS-CoV-2 non-spike peptides) represents non-spike proteins. Each of these three synthetic peptide mixtures is expected to be administered as part of the same procedure, at separate locations on the forearm, and each is expected to elicit a DTH response after approximately 48 hours in individuals with pre-existing T cell immunity to peptides in that mixture. Individuals who have been infected by or exposed to SARS-CoV-2 would be expected to respond to all three mixtures. In contrast, a successfully vaccinated individual who has not been exposed or infected by SARS-CoV-2 would be expected to respond only to TNX-2120 (SARS-CoV-2 spike peptides), since the currently available vaccines only encode spike protein. In the clinical protocol for testing TNX-2100, positive skin test controls are being used to confirm that study participants have intact T cell immunity and are not immunodeficient.

The test is designed to be administered in the same manner as skin tests for tuberculosis, or TB, sold as Tubersol® or Aplisol® or generically as the Mantoux tuberculin purified protein derivative (PPD) test. A thin gauge needle is used to apply each of the three separate TNX-2100 peptide mixtures into the skin, or intradermally, on the inner surface of the forearm between the wrist and the elbow. In a typical positive test, the skin surrounding the injection site is expected to become red, raised and hardened, or “indurated”, after approximately 48 hours. Induration above a threshold level would signify a positive result and the diameter of the induration would indicate the amount of T cell immunity to the test peptides. DTH skin test responses are believed to reflect functional in vivo immunity. Clinical trials are expected to correlate skin test results with clinical history and laboratory findings to inform estimates about the sensitivity and specificity of the test as a marker of T cell immunity in individuals who are pre- and post-COVID-19 vaccination, recovered from COVID-19, or exposed but asymptomatic.

Discovered in 1882 by Robert Koch, the DTH reaction has been used for more than a century as a clinical test for T cell-mediated immune reactions1. In the 1940s, Landsteiner and Chase demonstrated that the reaction was mediated by the cellular and not the antibody arm of the immune system2. The DTH reaction has been shown to be dependent on the presence of memory T cells. Both the CD4+ and CD8+ T cells have been shown to participate in this response. DTH skin tests have been commonly used to detect T cell responses to tuberculosis, fungal pathogens, and mumps virus.

TNX-2100 has the potential to serve as: (i) a biomarker for T cell protective immunity and durability of vaccine protection; (ii) a personalized approach for vaccine boosters; (ii) a method to stratify participants in COVID-19 vaccine trials with a more complete picture of immune status; (iv) an endpoint in COVID-19 vaccine trials for vaccines that elicit T cell immunity, and (v) public health surveillance. Tonix received IND clearance in the fourth quarter of 2021 and initiated enrollment in a first-in-human study of TNX-2100 in the first quarter of 2022. We expect topline data from this study in the first half of 2022.

1 Black CA. Delayed type hypersensitivity: current theories with an historic perspective. Dermatol Online J. 1999;5:7.

2 Landsteiner K, Chase MW. Studies on the sensitization of animals with simple chemical compounds: vii. Skin sensitization by intraperitoneal injections. J Exp Med. 1940;71:237.

Tubersol® is a trademark of Sanfi Pasteur.

Aplisol® is a trademark of Par Pharmaceutical, Inc.

Tonix’s Facilities Overview

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

The Infectious Disease Research & Development Center (RDC)

We acquired the infectious disease RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and was operational at closing, but as of December 31, 2021, the facility was not ready for its intended use. It is our intention to have the facility ready for use in the first half of 2022. The RDC facility will focus on our development of vaccines and antiviral drugs against COVID-19, its variants, and other infectious diseases. The RDC facility is currently biosafety level 2 (BSL-2) but we intend to upgrade components to BSL-3. At full capacity, the RDC can employ 80-100 scientists and technical support staff.

The Advanced Development Center (ADC)

We are in the process of a substantial renovation of the ADC located in the New Bedford business park in Dartmouth, Massachusetts. This facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines to support Phase 1 and Phase 2 clinical trials. Plans for the ADC include single-use bioreactors and purification suites with equipment for Good Manufacturing Practice (GMP) production of vaccines for clinical trials, including when fully operational, the capability of producing sterile vaccines in glass bottles.

The ADC is currently being constructed and will be an approximately 45,000 square foot BSL-2 facility, once completed. At full capacity, the facility can employ up to 70 researchers, scientists, manufacturing, and technical support staff. It is expected to be partially operational in the first half of 2022.

The Commercial Manufacturing Center (CMC)

We intend to build the CMC in Hamilton, Montana where we purchased approximately 44 acres of land. The site is on land designated by Ravalli County as a Target Economic Development District. The CMC will focus on developing and manufacturing Phase 3 and commercial scale live-virus vaccines and is also intended to be BSL-2. Site enabling work is expected to be initiated for the CMC in 2022.

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

Anti-CD40-ligand mAbs

Tonix is aware of several companies developing biologics that target CD40-L or CD40, including UCB S.A., Belgium/Biogen Inc., Eledon Pharmaceuticals, Inc., Horizon Therapeutics Plc. and Sanofi S.A. Furthermore, Tonix is aware of several companies developing antagonistic anti-CD40 mAbs including Novartis, Boehringer Ingelheim, Kiniska Pharmaceuticals, and Boston Immune Technologies.

Cocaine Intoxication

There are no approved antidotes for the treatment of cocaine intoxication. Patients generally receive supportive care. Tonix is not aware of any drugs in development for the treatment of cocaine intoxication.

Fibromyalgia

 Products approved for the treatment of fibromyalgia include Lyrica® (pregabalin), marketed by Pfizer; Cymbalta (duloxetine), marketed by Eli Lilly; and Savella (milnacipran), marketed by Allergan (acquired by AbbVie). Tonix is aware of several other companies developing treatments for fibromyalgia, including Aptinyx, Virios Therapeutics, Teva Pharmaceuticals, and Axsome Therapeutics.

Long COVID (Post-Acute Sequelae of COVID-19 or PASC)

There currently are no approved products for the treatment of Long COVID/PASC. Tonix is aware of several other companies developing therapeutics for Long COVID, including PureTech Health, Direct Biologics, American CryoStem, HopeBiosciences, Axcella Health Inc., Ampio Pharmaceuticals, CytoDyn, Pieris Pharmaceuticals, Resolve Therapeutics, PaxMedia, GeNeuro and Organicell.

PTSD

Products approved for the treatment of PTSD include Paxil® (paroxetine), marketed by GlaxoSmithKline and Zoloft® (sertraline), marketed by Pfizer. Tonix is aware of other companies working to develop therapeutics for the treatment of PTSD including Bionomics, Otsuka/Lundbeck, Aptinyx, Nobilis Therapeutics, the Multidisciplinary Association of Psychedelic Studies (MAPS) and Tryp Therapeutics.

Chronic or Episodic Migraine Prophylaxis

Currently there are several classes of drugs that are approved for the prophylactic treatment of chronic or episodic migraine, including generic beta blockers (propranolol, timolol), and anticonvulsants (divalproex, topiramate). Other drug classes that are used off-label to treat migraine prophylaxis, include tricyclic antidepressants (e.g., amitriptyline). Also, Allergan markets Botox® (onabotulinumtoxinA). More recently, several products have received FDA approval for the treatment of migraine, including Aimovig® (erenumab), which is marketed by Amgen/Novartis; Ajovy® (fremanezumab), which is marketed by Teva Pharmaceuticals; Emgality® (galcanezumab) which is marketed by Eli Lilly; and Yvepti® (eptinezumab), which is marketed by Lundbeck. Other therapies are approved as abortive treatment for acute migraine.

Prader-Willi Syndrome

There are no FDA approved therapies for the treatment of Prader-Willi syndrome. Patients generally receive care to best manage individual symptom presentation. Tonix is aware of several companies developing treatments for Prader-Willi syndrome including Aadvark Therapeutics, Radius, Levo Therapeutics, ConSynance Therapeutics, Soleno Therapeutics, Lipidio Pharma, Helsinn, Inversago Pharma, Saniona, 9 Meters Biopharma, Neuren Pharmaceuticals, Neuracle Science, Harmony Biosciences, Notitia Biotechnologies, and Taysha Gene Therapies.

 Major Depressive Disorder

Many antidepressant medications are beyond their patent life and are generally produced by generic drug companies, including several compounds in the tricyclic class (e.g., amitriptyline), the serotonin-selective reuptake inhibitor class (e.g, fluoxetine, paroxetine and sertraline), the serotonin-norepinephrine reuptake inhibitor class (e.g., venlafaxine, duloxetine), as well as the norepinephrine-dopamine reuptake inhibitor, bupropion. A number of companies are marketing prescription drugs for depression, including Johnson & Johnson’s Janssen division. Tonix is aware of several companies developing novel prescription medicines for depression including Axsome Therapeutics, Janssen, Neumora Therapeutics (formerly BlackThorn Therapeutics), Sage Therapeutics, Relmada Therapeutics, Clexio Biosciences Ltd., Allergan (acquired by AbbVie) and Otsuka.

Smallpox vaccines and antivirals

Vaccines approved for the treatment of smallpox include ACAM2000, marketed by Emergent BioSolutions and JYNNEOS®, marketed by Bavarian Nordic. Approved antivirals include TPOXX®, marketed by SIGA and TEMBEXA®, marketed by Chimerix. Tonix is aware of other companies developing treatments for smallpox including EpiVax, HK inno.N, and BioFactura.

COVID-19 Vaccine

The environment for developing vaccines for COVID-19 is competitive and includes over 150 companies and academic institutions in various stages of development. Vaccines granted full FDA regulatory approval include Comirnaty (BNT162b2), marketed by Pfizer-BioNTech, and Spikevax (mRNA-1273), marketed by Moderna. Ad.26.COV2S, developed by Janssen, has received emergency use authorization (EUA) from the FDA. Other vaccines have received EUA in international markets. Tonix is aware of 120 vaccines currently in clinical trials, and more than 75 vaccines in preclinical development.

Skin Test for COVID-19 (measure of T cell immune response)

There currently is no standardized laboratory test available to measure T cell immune responses to SARS-CoV-2, however the FDA granted EUA to T-Detect™ COVID test by Adaptive Biotechnologies Corporation in March 2021. The only other currently available methods to detect T cell immunity to SARS-CoV-2 require several tubes of blood from the test subject, a multi-step sample preparation process including isolation of peripheral blood mononuclear cells, tissue culture with in vitro T cell stimulation in highly specialized laboratories that have fluorescent activated cells sorting (FACS) flow cytometry technology, methodologies that have not been amenable to standardization or scalability for commercial clinical services. Tonix is aware of other companies developing diagnostics to identify T cell immune response to SARS-CoV-2 , including Biovaxys.

 Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-1800, TNX-801, TNX-102 SL and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to various compositions and methods of use related to our product candidates. As of March 8, 2022, the patents we are either the owner of record of or own the contractual right to include 31 issued U.S. patents and 213 issued non-U.S. patents. We are actively pursuing an additional 31 U.S. patent applications, of which 4 are provisional and 27 are non-provisional, 13 international patent applications, and 218 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our five most advanced product candidates as of March 8, 2022 are summarized below.

TNX-1500 — anti-CD40L Therapeutics

We are collaborating with Harvard Medical School to develop TNX-1500, a humanized mAb that targets CD40L for the prevention and treatment of organ transplant rejection.  In this regard, we filed International Application No. PCT/EP2020/068589, entitled “Anti-CD154 antibodies and uses thereof” on July 1, 2020 (nationalized in 15 countries). We also filed International Patent Application No. PCT/US2020/028002 on April 13, 2020, entitled “Inhibitors of CD40-CD154 Binding” (nationalized in Canada, European Patent Office and Japan). We also filed International Patent Application No. PCT/US2022/011404, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies” on January 6, 2022.

 TNX-1300 — Cocaine Intoxication Treatment

We have licensed rights from The Trustees of Columbia University in the City of New York, The Regents of the University of Michigan, and University of Kentucky Research Foundation to develop a potential product, TNX-1300, for the treatment of cocaine intoxication.  The licensed patents are directed to mutant cocaine esterase polypeptides and methods of using these polypeptides as anti-cocaine therapeutics.  They include U.S. Patent Nos. 8,318,156 and 9,200,265, entitled “Anti-Cocaine Compositions and Treatment” and various counterpart patents outside of the U.S (e.g., European Patent 2046368). These patents provide TNX-1300 with US market exclusivity until February 2029, and market exclusivity outside of the U.S. until July 10, 2027, subject to any patent term extensions.

TNX-102 SL — Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, for acute stress disorder, for sleep disturbances in fibromyalgia, for alcohol abuse, for disordered sleep, for sexual dysfunction, for depression in fibromyalgia and for agitation in neurodegenerative conditions, e.g., AAD, utilizing these compositions and formulations.

Certain eutectic compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for TNX-102 SL relating to the Eutectic Technology includes patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating PTSD and other CNS conditions utilizing eutectic CBP compositions and formulations, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patents, such as U.S. Patent No. 9,636,408, U.S. Patent No. 9,956,188, U.S. Patent No. 10,117,936, U.S. Patent No. 10,357,465; and U.S. Patent No. 10,864,175. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034 or 2035, excluding any patent term adjustments or extensions.

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

On September 13, 2017, European patent 2,501,234, entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. This patent recites the use of CBP for the treatment of PTSD, which covers the use of TNX-102 SL for the treatment of PTSD, since the active ingredient in TNX-102 SL is CBP and provides TNX-102 SL with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for PTSD.  In response to an opposition filed in June 2018 by a German law firm, the European Patent Office’s Opposition Division in October 2019 upheld the patent in unamended form.  Opponent has appealed.

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

On April 16, 2019, Chinese Patent No. ZL 201480024011.1 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite pharmaceutical compositions comprising eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions.

On July 23, 2019, U.S. Patent No. 10,357,465 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. The claims recite pharmaceutical compositions comprising eutectics of cyclobenzaprine hydrochloride and mannitol and methods of making those compositions.

On December 11, 2019, European patent 2968992, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. This patent recites pharmaceutical compositions comprising a eutectic of mannitol and Cyclobenzaprine HCl and methods of making the same. In response to an opposition filed in September 2020 by Hexal AG, the European Patent Office’s Opposition Division upheld the patent in unamended form in the January 2022 oral proceedings. The written decision is pending.

On December 25, 2019, European patent 2,683,245, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine”, issued. The claims recite the use of CBP for the treatment of depression in a FM patient.  This patent provides TNX-102 SL with European market exclusivity until March 2032 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for depression in a FM patient. In September 2020, Hexal AG filed an opposition against this patent. The European Patent Office’s Opposition Division upheld the patent claims in unamended form at the February 2022 oral proceedings. The written decision is pending.

On December 15, 2020, U.S. Patent No. 10,864,175 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a eutectic comprising cyclobenzaprine hydrochloride and beta-mannitol.

On April 8, 2021, U.S. non-provisional Patent Application No. 17/226,058 and International Patent Application No. PCT/US2021/026492 were filed, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction”. The claims are directed to methods using pharmaceutical compositions and combinations for treating sexual dysfunction with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

On October 25, 2016 and July 28, 2020, U.S. Patent No. 9,474,728 and U.S. Patent No. 10,722,478, entitled “Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine”, issued, respectively. The claims are directed to a method for monitoring the effectiveness of cyclobenzaprine treatment for disordered sleep and method for reducing CAP rates A2 or A3 by treating a subject with a pharmaceutical composition comprising cyclobenzaprine.

TNX-1900 — Oxytocin-based treatments for Migraine, Pain, Insulin Resistance, Diabetes and Obesity

We have acquired the migraine and pain treatment technologies of Trigemina, Inc., and have assumed its license rights to related technologies from The Board of Trustees of the Leland Stanford Junior University. TNX-1900, an enhanced formulation of nasal oxytocin, has demonstrated activity in several non-clinical studies in pain, including migraine. As part of our acquisition, we acquired International Patent Application No. PCT/US2016/012512, filed on January 7, 2016, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use” (nationalized in 13 countries). We also acquired U.S. Patent No. 9,629,894, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use”, which will expire in January 2036, excluding any patent term extensions. We also have rights to International Patent Application No. PCT/US2019/020419, filed on April 12, 2017, entitled “Labeled Oxytocin and Method of Manufacture and Use” (nationalized in the U.S., European Patent Office and Japan).

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

TNX-2900 — Oxytocin-based therapeutics for Prader-Willi syndrome

We have licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (INSERM). The co-exclusive license relates to TNX-2900, an intranasal potentiated oxytocin, for the treatment of Prader-Willi syndrome and other feeding disorders. Under the license, we have rights to European Patent No. EP2575853B1, entitled “Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient”; U.S. Patent No. 8,853,158, entitled “Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor”; and U.S. Patent No. 9,125,862, entitled “Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor”. The U.S. and non-U.S. patents expire in May 2031, excluding any patent term extensions.

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

On March 16, 2021, U.S. Patent No. 10,946,027 issued. The claims recite pharmaceutical compositions of anhydrous crystalline oxalate salts of tianeptine and provides TNX-601 with US market exclusivity until 2037, excluding any patent term extensions.

Our patent portfolio for TNX-601 also includes International Patent Application PCT/IB2017/001709 (now nationalized in 16 countries). It includes claims directed to crystalline tianeptine oxalate and compositions of those crystal forms, and disclosures directed to methods of using those crystalline forms and their compositions.

TNX-801 — Live Horsepox Vaccine for Prevention of Smallpox and Monkeypox

We own the rights to develop a potential biodefense technology, TNX-801, a live horsepox that is being developed as a new smallpox and monkeypox preventing vaccine, we have filed patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782 (nationalized in 15 countries and filed in 4 non-PCT countries). We also own the rights to develop other vaccine candidates against smallpox.  With respect to these vaccine candidates, we own U.S. Patent Application No. 14/207,727 and International Patent Application No. PCT/US2019/030486 and the non-convention and national phase applications related thereto (nationalized in 17 countries and filed in 2 non-PCT countries). The smallpox vaccine technologies relate to proprietary forms of live horsepox and vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

TNX-1800 — Live HPXV Vaccine for Prevention of COVID-19

We are developing TNX-1800, a live HPXV that is being developed as a new COVID-19 preventing vaccine. On February 26, 2021, we filed International Patent Application No. PCT/US2021/020119 (as well as applications in 2 non-PCT countries) and U.S. Application No. 17/187,678, entitled “Recombinant Poxvirus Based Vaccine Against SARS-CoV-2”. These applications are directed to synthetic poxviruses comprising a SARS-CoV-2 protein, poxvirus delivery vectors for SARS-CoV-2 proteins and methods of using these modified poxviruses to protect individuals against COVID-19.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Pancreatic Cancers

We have licensed rights from The Trustees of Columbia University in the City of New York to develop a potential product, TNX-1700, for the treatment of gastric and pancreatic cancers.  The licensed patents are directed to TFF2 compositions and methods of treatment.  The licensed patents U.S. Patent No. 10,124,037 and U.S. Patent No. 11,167,010.   The licensed patents provide TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides” (being nationalized in 11 countries).

TNX-1600 — Triple Reuptake Inhibitor to Treat PTSD

We have licensed rights from Wayne State University to develop a potential product, TNX-1600, for PTSD treatment.  The licensed patents directed to pyran-based derivatives and analogues.  They include U.S. Patent Nos. 7,915,433, 8,017,791, 8,519,159, 8,841,464, and 8,937,189, entitled “Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives” and U.S. Patent No. 9,458,124, entitled “Substituted Pyran Derivatives”.  These patents provide TNX-1600 with US market exclusivity between April 2024 and February 2034, respectively, subject to any patent term extensions.

TNX-701 — Radioprotection Biodefense Technology

We own the rights to develop a potential biodefense technology, which is a potential radioprotective therapy. For protection of our intellectual property, we have not disclosed the identity of the new development candidate. On May 7, 2021, we filed International Patent Application No. PCT/US2021/031441 and U.S. non-provisional Patent Application No. 17/315,258. They claim compounds, compositions and methods of use in radioprotection.

TNX-1200 — Smallpox Vaccine Technology

We own the rights to develop a potential biodefense technology, TNX-1200, a live vaccinia virus that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 17/050,946 and International Patent Application No. PCT/US2019/030486 (nationalized in 16 countries and filed in 3 non-PCT countries). We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

TNX-3500 — Sangivamycin for Treatment of COVID

We have entered into an exclusive license to OyaGen, Inc.’s antiviral technology for use in treating coronavirus infections (including SARS-CoV-2), Ebola virus, arenaviridae infections and poxviridae infections. This license expands our pipeline for developing a potential treatment, TNX-3500, for COVID-19 and emerging variants. Under the license, we have rights to U.S. non-provisional Patent Application No. 16/851,047 and International Patent Application Nos. PCT/US2020/028567 and PCT/US2021/016472, entitled “Methods for Treating Coronavirus Infections”. We also have rights to U.S. non-provisional Patent Application No. 16/348,867 and European Patent Application No. 17869003.8, entitled “Methods of Treating and Inhibiting Ebola Virus Infection”. We also have rights to International Patent Application Nos. PCT/US2021/027352 and PCT/US2021/027354, entitled “Method for Treating Arenaviridae Infections” and “Method for Treating Poxviridae Infection,” respectively.

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

Issued Patents

Our current patents owned or licensed include:

Anti-Cocaine Therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,318,156	Anti-Cocaine Compositions and Treatment	U.S.A.	February 14, 2029
9,200,265	Anti-Cocaine Compositions and Treatment	U.S.A.	December 30, 2027
2007272955	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2014201653	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2657246	Anti-Cocaine Compositions and Treatment	Canada	July 10, 2027
612929	Anti-Cocaine Compositions and Treatment	New Zealand	July 10, 2027
2046368 (602007045044.6 in Germany; 502016000056543 in Italy)	Anti-Cocaine Compositions and Treatment	Europe – (Germany, Spain, France, United Kingdom, and Italy)	July 10, 2027
2009/00197	Anti-Cocaine Compositions and Treatment	South Africa	July 10, 2027
305483	Anti-Cocaine Compositions and Treatment	Mexico	July 10, 2027
196411	Anti-Cocaine Compositions and Treatment	Israel	July 10, 2027

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I683660	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2018241128	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
2876902	Compositions and Methods for Transmucosal Absorption	Canada	June 14, 2033
IDP000076019	Compositions and Methods for Transmucosal Absorption	Indonesia	June 14, 2033
382516	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2020203874	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2683245	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

2501234

(AL/P/17/691 in Albania; 602010045270.0 in Germany; 3094254 in Greece; 502017000142469 in Italy; MK/P/17/000807 in Republic of North Macedonia; 56634 in Serbia; SM-T-201700578 in San Marino; 201717905 in Turkey)

	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey	November 16, 2030
HK1176235	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	Hong Kong	November 16, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031
10,722,478	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

CBP/Amitriptyline Eutectic Formulations

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,322,094	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,357,465	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
10,736,859	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,175	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,176	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
11,026,898	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034
6614724	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6717902	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034
ZL201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
ZL.201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia	March 14, 2034
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia	September 18, 2035
I661825	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
I740136	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034
IDP000063221	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia	September 18, 2035
IDP000076872	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034

2968992

(1211591 in Austria, CZ2014-762323 in Czechia, 602014058260.5 in Germany, E018723 in Estonia, P20200055 in Croatia, 201361792757 P in Ireland, 2020.67 in Monaco, P-2020/0094 in Serbia, 201431487 in Slovenia, 33269 in Slovakia, 2020000045 in San Marino)

	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office -Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2035
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
387402	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico	September 18, 2035
388137	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa	March 14, 2034
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa	September 18, 2035
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil	March 14, 2034
2904812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada	March 14, 2034
HK1218727	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034
MY-186047-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia	September 18, 2035

 Oxytocin therapeutics

Patent No.	Title	Country / Region	Expiration Date
9,629,894	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11201705591P	Magnesium-Containing Oxytocin Formulations and Methods of Use	Singapore	January 7, 2036
Not Yet Assigned	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico	January 7, 2036
2575853	Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient	Europe – (Spain, France, and United Kingdom)	May 25, 2031
8,853,158	Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
9,125,862	Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031

2571511	New Uses of Oxytocin-like Molecules and Related Methods	Europe – (Switzerland, Spain, France, United Kingdom, and Ireland)	May 17, 2031
9,101,569	Methods for the Treatment of Insulin Resistance	U.S.A.	June 22, 2031

Nociceptin/Orphanin FQ therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,551,949	Methods for treatment of pain	U.S.A.	August 11, 2031
9,238,053	Methods for treatment of pain	U.S.A.	October 12, 2030
2010281436	Methods for treatment of pain	Australia	July 27, 2030
ZL 201080042858.4	Methods for treatment of pain	China	July 27, 2030
2459183 (602010028120.5 in Germany)	Methods for treatment of pain	Europe – (Switzerland, Germany, Denmark, France, and United Kingdom)	July 27, 2030
1169804	Methods for treatment of pain	Hong Kong	July 27, 2030
329837	Methods for treatment of pain	Mexico	July 27, 2030
597763	Methods for treatment of pain	New Zealand	July 27, 2030
10201406930U	Methods for treatment of pain	Singapore	July 27, 2030
201200584	Methods for treatment of pain	South Africa	July 27, 2030

Tianeptine Oxalate – Salts and Crystalline Forms

Patent No.	Title	Country / Region	Expiration Date
10,449,203	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037
10,946,027	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037
2019/04185	Tianeptine Oxalate Salts and Polymorphs	South Africa	December 28, 2037

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany)	Method for Treating Neurodegenerative Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029
3246031 (602009057284.9 in Germany)	Method for Treating Neurocognitive Dysfunction	Europe – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029

Triple reuptake inhibitor therapeutics

Patent No.	Title	Country / Region	Expiration Date
7,915,433	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	March 10, 2028
8,017,791	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A.	April 14, 2024
8,519,159	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	December 7, 2025
8,841,464	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	April 15, 2025
8,937,189	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	January 12, 2027
9,458,124	Substituted Pyran Derivatives	U.S.A	February 6, 2034

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033
11,167,010	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Pending Patent Applications

Our current pending patent applications are as follows:

CD40 and CD154 Therapeutics

Application No.	Title	Country / Region
17/623,710	Anti-CD154 antibodies and uses thereof	U.S.A.
Not Yet Assigned	Anti-CD154 antibodies and uses thereof	Australia
BR112021026410-8	Anti-CD154 antibodies and uses thereof	Brazil
Not Yet Assigned	Anti-CD154 antibodies and uses thereof	Canada
Not Yet Assigned	Anti-CD154 antibodies and uses thereof	China
20764933.6	Anti-CD154 antibodies and uses thereof	European Patent Office
202217004870	Anti-CD154 antibodies and uses thereof	India
P00202200763	Anti-CD154 antibodies and uses thereof	Indonesia
289354	Anti-CD154 antibodies and uses thereof	Israel
2021-578262	Anti-CD154 antibodies and uses thereof	Japan
PI 2021007835	Anti-CD154 antibodies and uses thereof	Malaysia
MX/a/2022/000133	Anti-CD154 antibodies and uses thereof	Mexico
Not Yet Assigned	Anti-CD154 antibodies and uses thereof	New Zealand
11202114433Y	Anti-CD154 antibodies and uses thereof	Singapore
Not Yet Assigned	Anti-CD154 antibodies and uses thereof	South Africa
PCT/US2022/011404	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	PCT
3136725	Inhibitors of CD40-CD154 Binding	Canada
20787970.1	Inhibitors of CD40-CD154 Binding	European Patent Office
2021-560713	Inhibitors of CD40-CD154 Binding	Japan

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
17/121,547	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
17/082,949	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2020289838	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
BR122020020968-2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
3,119,755	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada
201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China
202011576351.9	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
19214535.7	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
42020003105.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
42020019748.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
42021036749.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong

277814	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same (Allowed)	Israel
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
201717013182	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India
2021-105582	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan

2021-169539	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan

Application No.	Title	Country / Region
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
768064	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W 10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore Singapore

2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina

BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil
BR122019024508-8	Compositions and Methods for Transmucosal Absorption	Brazil
3,118,913	Compositions and Methods for Transmucosal Absorption	Canada
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
13804115.7	Compositions and Methods for Transmucosal Absorption	European Patent Office
2013/24661 2013/37088	Compositions and Methods for Transmucosal Absorption Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council Gulf Cooperation Council
2013/40660	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
15110186.6	Compositions and Methods for Transmucosal Absorption	Hong Kong
42020020336.2	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2021 01421	Compositions and Methods for Transmucosal Absorption	Indonesia
236268	Compositions and Methods for Transmucosal Absorption (Allowed)	Israel

2021-100154	Compositions and Methods for Transmucosal Absorption	Japan
MX/a/2021/005317	Compositions and Methods for Transmucosal Absorption	Mexico
PI 2014703784	Compositions and Methods for Transmucosal Absorption	Malaysia
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore

2013-000737	Compositions and Methods for Transmucosal Absorption	Venezuela
2015/00288	Compositions and Methods for Transmucosal Absorption (Allowed)	South Africa

CBP – PTSD

Application No.	Title	Country / Region
15/915,688	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.

Assessing Clinical Response – PTSD

Application No.	Title	Country / Region
PCT/US2022/015327	An Improved Method of Assessing Clinical Response in the Treatment of PTSD Symptoms	PCT

CBP – Fatigue

Application No.	Title	Country / Region
16/903,965	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

CBP – Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
16/215,952	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.

2018383098	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Australia
BR112020011345-0	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Brazil
3,083,341	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Canada
201880079917.1	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China
18847270.8	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	European Patent Office
P00202004178	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Indonesia
275289	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Israel
202017023747	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	India
2020-531611	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
MX/a/2020/006140	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Mexico
PI2020002800	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Malaysia
765792	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	New Zealand
520412146	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Saudi Arabia
11202004799T	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Singapore
2020/03243	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	South Africa
6202002246.2	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
62021029558.5	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong

CBP – Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine (Allowed)	Canada
19214568.8	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office

Analogs of CBP

Application No.	Title	Country / Region
16/630,832 CA3069699 201880050758.2 EP18831505.5

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

Analogs of Cyclobenzaprine and Amitryptilene

U.S.A. Canada China European Patent Office
2020-526592	Analogs of Cyclobenzaprine and Amitryptilene	Japan

CBP – ASD and PTSD

Application No.	Title	Country / Region
2019/38140	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Gulf Cooperation Council
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
17/269,106	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.
2019323764	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Australia
PI2021000802	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Malaysia
772889	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand

CBP – Fibromyalgia

Application No.	Title	Country / Region
PCT/US2021/062244	Cyclobenzaprine Treatment for Fibromyalgia	PCT

CBP – Alcohol Use Disorder

Application No.	Title	Country / Region
PCT/US2021/060011	Cyclobenzaprine Treatment for Alcohol Use Disorder	PCT

CBP/Amitriptyline – Single Nucleotide Polymorphisms as Predictive Markers

Application No.	Title	Country / Region
63/301,313	Single Nucleotide Polymorphisms (SNPs) as Predictive Markers for Treatment with Cyclobenzaprine or Amitriptyline	U.S.A.

Application No.	Title	Country / Region
280921	Cyclobenzaprine or Amitriptyline Containing Compositions for Use in Treating Stress Disorders	Israel
2021-509201	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
BR1120210033107-3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Brazil
MX/a/2021/002012	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Mexico
CA 3109258	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Canada
11202101443W	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Singapore
2021/01121	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	South Africa
P00202101716	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Indonesia
202117011223	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	India
201980062283.3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China
19802247.7	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	European Patent Office
62021045278.0	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
62022046260.5	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong

CBP – Sexual dysfunction

Application No.	Title	Country / Region
PCT/US2021/026492	Cyclobenzaprine Treatment for Sexual Dysfunction	PCT
17/226,058	Cyclobenzaprine Treatment for Sexual Dysfunction	U.S.A

Oxytocin therapeutics

Application No.	Title	Country / Region
15/541,991	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
2020286221	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
BR1120170145456	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil
2972975	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
201680013809.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
16735422.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
18112297.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
253347	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	Israel
2017-535877	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	Japan
2021-179295	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
1020177021998	Magnesium-Containing Oxytocin Formulations and Methods of Use	Republic of Korea
734097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
771693	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
201705176	Magnesium-Containing Oxytocin Formulations and Methods of Use	South Africa
16/976,912	Labeled Oxytocin and Method of Manufacture and Use	U.S.A.
19710979.6	Labeled Oxytocin and Method of Manufacture and Use	European Patent Office
2020-545532	Labeled Oxytocin and Method of Manufacture and Use	Japan
16/093,104	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
2017250505	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
3,020,179	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
2017800361853	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
17783080.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
19128645.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
2018-553235	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
MX/a/2018/012351	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico
747221	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
63/237,727	Cationic Oxytocin Peptide Analogs	U.S.A.

Nociceptin/Orphanin FQ therapeutics

Application No.	Title	Country / Region
BR122021007932-3	Methods for Treatment of Pain	Brazil
2,769,347	Methods for Treatment of Pain (Allowed)	Canada
1614/CHENP/2012	Methods for Treatment of Pain	India

Tianeptine Oxalate – Salts and Crystalline Forms

Application No.	Title	Country / Region
2017385958	Tianeptine Oxalate Salts and Polymorphs (Allowed)	Australia
BR112019013244-9	Tianeptine Oxalate Salts and Polymorphs	Brazil
3,048,324	Tianeptine Oxalate Salts and Polymorphs	Canada
201780085697.9	Tianeptine Oxalate Salts and Polymorphs	China
17844642.3	Tianeptine Oxalate Salts and Polymorphs	European Patent Office
62020006380.3	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
62020006381.1	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
P00201906474	Tianeptine Oxalate Salts and Polymorphs	Indonesia
267708	Tianeptine Oxalate Salts and Polymorphs, Compositions Comprising Same and Uses Thereof	Israel
201917029300	Tianeptine Oxalate Salts and Polymorphs	India
2019-535330 MX/a/2019/007891 PI2019003711 754797 519402021 11201905974W

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Japan Mexico Malaysia New Zealand Saudi Arabia Singapore

Tianeptine Neurocognitive Dysfunction

Application No.	Title	Country / Region
16/937,919	Method for Treating Neurocognitive Dysfunction	U.S.A.

Tianeptine and Naloxone – Major Depressive Disorder

Application No.	Title	Country / Region
63/161,441	Tianeptine Oxalate and Naloxone Treatment for Major Depressive Disorder	U.S.A.

Novel Smallpox Vaccines

Application No.	Title	Country / Region
14/207,727	Novel Smallpox Vaccines	U.S.A.

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
15/802,189	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
2017/41626	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan R.O.C.
2017353868	Synthetic Chimeric Poxviruses	Australia
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
201780078546.0	Synthetic Chimeric Poxviruses	China
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Israel Japan
PI2019002462	Synthetic Chimeric Poxviruses	Malaysia
MX/a/2019/005102 752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Mexico New Zealand Singapore
2019/02868	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
62020003675.9	Synthetic Chimeric Poxviruses	Hong Kong

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
2019/37492	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
2019/41458	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
20190101165	Synthetic Chimeric Vaccinia Virus	Argentina
108115290	Synthetic Chimeric Vaccinia Virus	Taiwan R.O.C.
17/050,946	Synthetic Chimeric Vaccinia Virus	U.S.A.
2019262149	Synthetic Chimeric Vaccinia Virus	Australia
BR112020022181-3	Synthetic Chimeric Vaccinia Virus	Brazil
3099330	Synthetic Chimeric Vaccinia Virus	Canada
201980029677.9	Synthetic Chimeric Vaccinia Virus	China
19796145.1	Synthetic Chimeric Vaccinia Virus	European Patent Office
202017052398	Synthetic Chimeric Vaccinia Virus	India
P00202008694	Synthetic Chimeric Vaccinia Virus	Indonesia
278419	Synthetic Chimeric Vaccinia Virus	Israel
2020-560920	Synthetic Chimeric Vaccinia Virus	Japan
PI 2020005696	Synthetic Chimeric Vaccinia Virus	Malaysia
MX/a/2020/011586	Synthetic Chimeric Vaccinia Virus	Mexico
768999	Synthetic Chimeric Vaccinia Virus	New Zealand
11202010272P	Synthetic Chimeric Vaccinia Virus	Singapore
2020/06350	Synthetic Chimeric Vaccinia Virus	South Africa
62021036744.2	Synthetic Chimeric Vaccinia Virus	Hong Kong
62021038254.0	Synthetic Chimeric Vaccinia Virus	Hong Kong

Stem cells-scPV treatment

Application No.	Title	Country / Region

2019/37505	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
2019/41460	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
20190101166	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Argentina
108115294	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Taiwan R.O.C.
17/049,741	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	U.S.A.
2019262150	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Australia
3098145	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Canada
201980029672.6	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	China
19797026.2	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	European Patent Office
278420	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Israel
2020-561064	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Japan
62021038255.7	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Hong Kong
62021031667.0	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Hong Kong

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
PCT/US2021/020119	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	PCT
17/187,678	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
110107179	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Taiwan
20210100512	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Argentina
63/315,520	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.

Salts of glutathione

Application No.	Title	Country / Region
17/442,258	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	U.S.A.
2020249868	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Australia
3,134,875	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Canada
202080034626.8	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	China
20727359.0	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	European Patent Office
286730	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Israel
2021-557223	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Japan

TFF2 therapeutics

Application No.	Title	Country / Region
17/638,760	Modified TFF2 polypeptides	U.S.A.
Not yet assigned	Modified TFF2 polypeptides	Australia
Not yet assigned	Modified TFF2 polypeptides	Canada
Not yet assigned	Modified TFF2 polypeptides	China
Not yet assigned	Modified TFF2 polypeptides	European Patent Office
Not yet assigned	Modified TFF2 polypeptides	India
290910	Modified TFF2 polypeptides	Israel
2022-513154	Modified TFF2 polypeptides	Japan
MX/a/2022/002337	Modified TFF2 polypeptides	Mexico
Not yet assigned	Modified TFF2 polypeptides	New Zealand
Not yet assigned	Modified TFF2 polypeptides	South Africa

Radioprotection therapeutics

Application No.	Title	Country / Region
PCT/US2021/031441	Radio- and Chemo-Protective Compounds	PCT
17/315,258	Radio-Protective and Chemo-Protective Substituted Thiols	U.S.A.

Detecting SARS-CoV-2

Application No.	Title	Country / Region
PCT/US2021/042102	Skin-based Testing for Detection of Cell-Mediated Immune Responses to SARS-CoV-2	PCT
17/378,642	Skin-based Testing for Detection of Cell-Mediated Immune Responses to SARS-CoV-2	U.S.A.
110126495	Skin-based Testing for Detection of Cell-Mediated Immune Responses to SARS-CoV-2	Taiwan

Clinical data statistical analysis

Application No.	Title	Country / Region
PCT/US2021/056213	Randomization Honoring Methods to Assess the Significance of Interventions on Outcomes in Disorders	PCT
17/508,182	Randomization Honoring Methods to Assess the Significance of Interventions on Outcomes in Disorders	U.S.A.

Sangivamycin and nucleoside analogs – Ebola virus

Application No.	Title	Country / Region
16/348,867	Methods of Treating and Inhibiting Ebola Virus Infection	U.S.A.
3040540	Methods of Treating and Inhibiting Ebola Virus Infection	Canada
17869003.8	Methods of Treating and Inhibiting Ebola Virus Infection	European Patent Office

Sangivamycin and nucleoside analogs – Coronavirus

Application No.	Title	Country / Region
PCT/US2020/028567	Method for Treating Coronavirus Infections	PCT
PCT/US2021/016472	Method for Treating Coronavirus Infections	PCT
16/851,047	Method for Treating Coronavirus Infections	U.S.A.

Sangivamycin and nucleoside analogs – Arenaviridae

Application No.	Title	Country / Region
PCT/US2021/027352	Method for Treating Arenaviridae Infections	PCT

Sangivamycin and nucleoside analogs – Poxviridae

Application No.	Title	Country / Region
PCT/US2021/027354	Method for Treating Poxviridae Infections	PCT

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014) and TONMYA (Reg. No. 4868328, issued December 8, 2015).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 88/064191, filed August 3, 2018), MODALTIN (Serial No. 88/196892, filed November 16, 2018), RAPONTIS  (Serial  No. 88/196897, filed November 16, 2018), PROTECTIC (Serial No. 88/196912, filed November 16, 2018), TONIX PHARMACEUTICALS (Serial No. 88/896150, filed April 30, 2020), and ANGSTRO-TECHNOLOGY (Serial No. 88/690384, filed November 13, 2019) and TONMYA (Serial No. 97/185424, filed December 22, 2021).

 Research and Development

We have approximately 52 employees dedicated to research and development. Our research and development operations are located in Chatham, NJ, Dartmouth, MA, Frederick, Maryland, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies. We acquired the infectious disease RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and was operational at closing, but as of December 31, 2021, the facility was not ready for its intended use. It is our intention to have the facility ready for use in the first half of 2022.

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

On September 28, 2020, we completed the purchase of our 40,000 square foot facility in Massachusetts, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines. As of December 31, 2021, the facility was not ready for its intended use.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2021, the facility was not ready for its intended use.

On March 5, 2021, the Company announced that it entered into a $2.9 million non-binding Purchase and Sale Agreement in connection with a property in Massachusetts, which is expected to close in the second quarter of 2022. The Property is intended for process development activities.

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

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit an NDA under Section 505(b)(2) for TNX-102 SL for FM, PTSD and Long COVID; TNX-1900, TNX-2900 and TNX-601 CR. The FDA may not agree that these product candidates are approvable as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required, the time and financial resources required to obtain FDA approval could substantially and materially increase, and be less likely to be approved. If the FDA requires a full NDA, or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If reference listed products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated 505(b)(2) NDAs, and we may be required to follow the requirements of Section 505(b)(1).

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

Human Capital Resources

As of March 14, 2022, we had 73 full-time employees, of whom 12 hold M.D. or Ph.D. degrees. We have 52 employees dedicated to research and development. None of our employees are represented by a collective bargaining agreement. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. Our research and development operations are located in Chatham, NJ, San Diego, CA, Dartmouth, MA, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees.

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

Corporate Information

We lease the space for our principal executive offices, which are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 799 8599. Our website addresses are www.tonixpharma.com, www.tonix.com, and www.krele.com. We do not incorporate the information on our websites into this annual report, and you should not consider such information part of this annual report.

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp.

Item 1A. Risk Factors

Summary of Risk Factors

●	We have a history of operating losses and may never generate revenues or achieve profitability.
●	We expect our operating results to fluctuate, which may make it difficult to predict our future performance.
●	Our product candidates are novel and still in development.
●	We do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	We are largely dependent on the success of our product candidates and cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized.
●	Clinical studies required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

●	We are subject to extensive and costly government regulation.
●	We have never submitted an NDA before, and may be unable to do so for our product candidates we are developing.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	We may be unable to meet our anticipated development and commercialization timelines for approval of any of our product candidates.
●	Any breakthrough, fast track or orphan drug designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor assure FDA approval of our product candidates.
●	Even if approved, our products may not be accepted by the market.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.
●	We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.
●	We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.
●	Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.
●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
●	We rely on third parties to manufacture the compounds used in our studies, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.
●

Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA with respect to our product candidates could delay or prevent the completion of clinical studies, the approval of any product candidates or the commercialization of our products.

●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	Our internal computer systems, or those of our CRO’s or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	Corporate and academic collaborators may take actions to delay, prevent, or undermine the success of our products.
●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.
●	Our product candidates may face competition sooner than expected.
●	If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

●	Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
●	We face the risk of product liability claims and may not be able to obtain insurance.

●	We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	If we retain collaborative partners and our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.
●	We may be unsuccessful in obtaining a priority review voucher for material threat medical countermeasures.
●	Government entities may take actions that directly or indirectly have the effect of limiting opportunities for our vaccines for COVID-19.
●	If technology developed for the purposes of developing new medicines or vaccines can be applied to the creation or development of biological weapons, then our technology may be considered “dual use” technology and be subject to limitations on public disclosure or export.
●	We face risks in connection with existing and future collaborations with respect to the development, manufacture, and commercialization of our product candidates.
●	We face risks in connection with the testing, production and storage of our vaccine product candidates.
●	An active trading market for our common stock may not be sustained.
●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.
●	We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.
●	We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.
●	If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.
●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.
●	Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, TNX-102 SL, in Phase 3 development for the treatment of FM and Phase 2 development for the treatment of PTSD. The success of our business currently depends on the successful development, approval and commercialization of our product candidates and TNX-102 SL. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

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

We are largely dependent on the success of our lead product candidates, and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We have not yet submitted an NDA or foreign equivalent or received marketing approval for our lead product candidates anywhere in the world. The clinical development programs may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or foreign regulatory authorities because our clinical studies fail to demonstrate to their satisfaction that this product candidate is safe and effective or a clinical program may be put on hold due to unexpected safety issues. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical study process. Any failure or delay in completing clinical studies or obtaining regulatory approvals for our lead product candidates in a timely manner would have a material adverse impact on our business and our stock price.

We may not commence or advance clinical trials for COVID-related products if the COVID-19 disease outbreak subsides.

Disease outbreaks are unpredictable. For example, the SARS virus disappeared just four months after it caused a global panic. In the event that COVID-19 has a similar disease cycle, we may be forced to abandon or delay the development of our COVID-related products due to a lack of patients or government funding.

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

We have never submitted an NDA before, and may be unable to do so for our product candidates we are developing.

The conduct of pivotal clinical studies and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development and clinical testing of drug candidates and the commercialization of drug, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete this planned clinical study in a way that leads to NDA submission and approval of our product candidates we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies would prevent or delay commercialization of TNX-102 SL and other product candidates we are developing.

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

TNX-102 SL for FM and PTSD are our most advanced development programs which are in the Phase 3 and 2 stages, respectively. The timeline for filing and review of our NDA for TNX-102 SL for FM and PTSD is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

Any breakthrough, fast track or orphan drug designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

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

Because we have limited financial and human resources, we are currently focusing on development of our lead product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

 RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS; COMPETITION

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2021 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through the end of 2022, but not beyond. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities and the buildout of our research and development and manufacturing facilities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through the end of 2022, but not beyond. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

Except for the oppositions to European Patents 2501234, 2968992, and 2683245 (the Opposition Division in each of those oppositions maintained our claims in unamended form; Opponent has appealed that decision in the ‘234 Opposition and we expect the opponents to appeal the decisions in the ‘992 and ‘245 oppositions), there are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation or administrative proceedings could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the Phase 2 AtEase study, Phase 3 HONOR study, the Phase 3 RECOVERY study, Phase 3 RELIEF study and the Phase 3 RALLY study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

We have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We intend to rely on CMOs to manufacture some or all of our product candidates in clinical studies and our products that reach commercialization. Completion of our clinical studies and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. We have contracted with outside sources to manufacture our development compounds. If, for any reason, we become unable to rely on our current sources for the manufacture of our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for nonclinical, preclinical, clinical, and commercial purposes. Although we are in discussions with other manufacturers we have identified as potential alternative CMOs of TNX-102 SL, we may not be successful in negotiating acceptable terms with any of them.

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

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of the Ukraine, the withdrawal of the United Kingdom from the European Union, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, our information security systems and those of our CROs are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information gathered and used in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

●	additional clinical trials to be conducted prior to obtaining approval;
●	changes to manufacturing methods;

●	recalls, replacements, or discontinuance of one or more of our products; and
●	additional recordkeeping.

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

Government entities may take actions that directly or indirectly have the effect of limiting opportunities for our vaccine candidates for COVID-19.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share if we ultimately receive regulatory approval for our vaccines as a vaccine for COVID-19. COVID-19 vaccines may also be subject to government pricing controls, which could adversely affect the profitability of any COVID-19 vaccine we are able to develop and commercialize.

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

Although our common stock is listed on the NASDAQ Capital Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

 The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;
●	actual or anticipated fluctuations in our financial and operating results;
●	risks and uncertainties associated with the ongoing COVID-19 pandemic;
●	the timing and allocations of new product candidates;
●	public perception of our product candidates and competitive products;
●	changes in financial estimates or recommendations by securities analysts;
●	changes in the reimbursement policies of third party insurance companies or government agencies; and
●	overall general market fluctuations.

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

We have had in the past, and may in the future, have difficulty satisfying Nasdaq listing requirements for our common stock. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance prior to August 29, 2022. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq. In such event:

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

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2021.

ITEM 2 – PROPERTIES

We maintain our principal office at 26 Main Street, Suite 101, Chatham, New Jersey 07928. Our telephone number at that office is (862) 799-8599 and our fax number is (212) 923-5700. On August 28, 2020, we entered into a lease, whereby we agreed to lease new office space, commencing September 2020 and expiring December 2025. In connection therewith, we maintain a letter of credit, which has a remaining balance of $139,729 as of December 31, 2021, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our principal office space is approximately 4,269.

On December 6, 2018, we entered into a lease amendment, whereby we agreed to lease new office space in New York, New York, commencing January 15, 2019, and expiring on November 30, 2020. In August 2020, we signed a one-year extension, expiring in November 2021. In September 2021, we signed a one-year extension, expiring in November 2022. In connection therewith, we maintain a letter of credit, which has a remaining balance of $100,314 as of December 31, 2021, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit. The total square footage of our office space is approximately 2,658.

 On October 1, 2021, we completed the purchase of a research and development facility in Maryland totaling $17.5 million, to process development activities. As of December 31, 2021, the asset was operational but the asset was not ready for its intended use. It is our intention to have the facility ready for use in the first half of 2022.

On March 5, 2021, we announced that we had entered into a $2.9 million non-binding Purchase and Sales Agreement in connection with a property in Massachusetts that is expected to close in the second quarter of 2022. The Property is intended for process development activities.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2021, the facility was not ready for its intended use.

On September 28, 2020, we completed the purchase of our 40,000 square foot facility in Massachusetts for $4.0 million, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines. As of December 31, 2021, the facility was not ready for its intended use.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2022	$511
2023	169
2024	145
2025	150
975
Included interest	(19)
$956

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 11, 2022, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $0.22 per share. On March 11, 2022, there were 233 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6 – RESERVED

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing therapeutics and diagnostics to treat and prevent human disease and alleviate suffering. We are building capabilities in synthetic biology, precision medicine, protein engineering and vaccine manufacturing through internal efforts as well as through collaborations with academic institutions and contract research organizations. Our therapeutics under development include both small molecules and biologics. All of our drug, biologic and diagnostic candidates are still in development.

Tonix’s portfolio is primarily composed of immunology, central nervous system, or CNS, and infectious disease product candidates. Tonix’s immunology portfolio includes biologics to address organ transplant rejection, autoimmune diseases and cancer. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Tonix’s infectious disease portfolio of product candidates includes next-generation vaccines to prevent COVID-19, an antiviral to treat COVID-19, and a potential treatment for Long COVID. The infectious disease portfolio also includes a vaccine in development to prevent smallpox and monkeypox.

Tonix’s lead candidate within its immunology pipeline is TNX-1500*, a humanized monoclonal antibody, or mAb, directed against CD40-ligand, or CD40L, engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney organ transplants in non-human primates. Preliminary results from an ongoing experiment in heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. First generation anti-CD40L mAbs were associated with an increased risk of blood clotting or thrombosis. In the non-human primate studies with TNX-1500, no evidence of thrombosis has been observed so far. We expect to start a Phase 1 study of TNX-1500 in the second half of 2022.

 Among the CNS candidates in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous, or i.v., cocaine. We expect to initiate a Phase 2 open-label safety study of TNX-1300 in an emergency room setting in the first half of 2022.

Our latest stage CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of CBP, designed for bedtime administration. TNX-102 SL has active INDs for fibromyalgia, or FM, posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD. We also intend to develop TNX-102 SL as a treatment for Long COVID, which is also known as post-acute sequelae of COVID-19, or PASC.

TNX-102 SL is in mid-Phase 3 development for the management of FM, a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. In December 2020, we reported positive results from the Phase 3 RELIEF study of TNX-102 SL 5.6 mg for the management of FM. In July 2021, we reported pre-planned interim analysis results from a second Phase 3 study, RALLY. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We expect to report topline data from the completed study in the first quarter of 2022. We expect to analyze the RALLY results to improve the design of subsequent Phase 3 studies. In addition, we plan to employ pharmacogenomic techniques to compare the RALLY and RELIEF study populations, which may provide a path to precision medicine-based companion diagnostics for TNX-102 SL in FM. We intend to start a new Phase 3 study of TNX-102 SL in FM in the first half of 2022.

TNX-102 SL is also being developed as a potential treatment for Long COVID. We met with the FDA in the third quarter of 2021 to seek agreement on the design of a Phase 2 potential pivotal study and the overall clinical development plan to qualify TNX-102 SL as an indicated treatment for Long COVID. We intend to focus our clinical development on the subgroup of Long COVID patients whose symptoms overlap with FM, particularly with respect to widespread pain. We received the official minutes from this meeting in the third quarter of 2021 and intend to initiate a Phase 2 study in the first half of 2022.

For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. We subsequently completed a meeting with the FDA to discuss potential new endpoints for the indication of treatment of PTSD, and we expect to begin enrolling a Phase 2 study of TNX-102 SL in police in Kenya in the first half of 2022. The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. Tonix does not have any near-term plans to start a Phase 2 study in AAD. The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol. Tonix does not have any near-term plans to start a Phase 2 study in AUD.

TNX-1900* (intranasal potentiated oxytocin) is in development for prophylaxis of chronic migraine and for the treatment of craniofacial pain, insulin resistance and related conditions as well as binge eating disorder, or BED. TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animals to potentiate binding of oxytocin to the oxytocin receptor in the trigeminal ganglion. We received IND clearance from the FDA in the fourth quarter of 2021 and intend to initiate a Phase 2 study in migraine in the second half of 2022. Tonix also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva. TNX-1900 will be studied as a potential treatment for BED in an investigator-initiated Phase 2 clinical trial. The Phase 2 clinical trial is expected to start in the second half of 2022. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct this study. Tonix does not own an IND for BED.

TNX-2900* is another intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from Inserm, the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at the Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the Prader-Willi genes. TNX-2900 has been granted Orphan-Drug Designation for the treatment of PWS.

TNX-601 CR* (tianeptine oxalate and naloxone controlled-release tablets) is a CNS product candidate in development as a treatment for major depressive disorder, or depression, for PTSD, and for neurocognitive dysfunction associated with corticosteroid use. We completed a Phase 1 trial for formulation development outside of the U.S. Based on official minutes from a pre-IND meeting with the FDA, we expect to initiate a pharmacokinetic study, in the third quarter of 2022, and a Phase 2 study in the first quarter of 2023.

Tonix’s infectious disease portfolio includes vaccines based on Tonix’s recombinant pox vaccine, or “RPV” technology platform. RPV vaccines are believed to protect against negative outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801* is an RPV live horsepox virus vaccine for percutaneous administration in the pre-IND stage of development to protect against smallpox and monkeypox. TNX-801 vaccinated non-human primates were protected from monkeypox in studies reported in the first quarter of 2020.

TNX-1800* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. Because the subsequent omicron variant has out-competed the ancestral Wuhan strain, we are now planning new vaccine versions, TNX-1840* and TNX-1850*, that are designed to express spike protein from the omicron variant and from the BA.2 variant, respectively. The COVID-19 vaccines that are approved for use, or have emergency use authorization, or EUA, in the U.S. have provided significant health benefits to the vaccinated population; however, they are showing limitations in the durability of protection conferred and, in their ability, to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

TNX-3500* (sangivamycin) is an antiviral inhibitor of SARS-CoV-2 which has demonstrated broad-spectrum activity in laboratory-based assays against the coronaviruses SARS-CoV-2 and MERS-CoV. Tonix licensed this technology from OyaGen, Inc. and intends to develop it as a treatment for COVID-19 and potentially other viral diseases. The active ingredient of TNX-3500 has been studied for safety in humans in prior studies with cancer patients at the U.S. National Cancer Institute but has not been approved for marketing in any jurisdiction. Tonix intends to conduct further animal studies in preparation for filing an IND.

TNX-3600* refers to a series of fully human mAbs generated by a human-human hybridomas from COVID-19 convalescent volunteers. Tonix is collaborating with Columbia University to produce these fully human mAbs to SARS-CoV-2 spike proteins from variants such as delta and omicron and to other viral targets. The initial focus is to develop COVID-19 therapeutic mAbs. Tonix plans to seek indications similar to current EUA therapeutic mAbs for treating individuals with mild-to-moderate COVID-19 who are at high risk for progression to severe disease. TNX-3600 mAbs may also be used in combination therapy with other COVID-19 therapeutic mAbs. Combination therapies with other anti-SARS-CoV-2 mAbs may reduce the emergence of resistant viral strains. Given the unpredictable trajectory of the SARS-CoV-2 virus and new variants, we seek to contribute to a broad set of mAbs from a variety of patients, that can be scaled up quickly and potentially combined with other mAbs. We envision the future of mAb therapy for COVID-19 to be cocktails of mAbs with specificity to variants of concern. TNX-3600 is in the preclinical stage of development. Tonix intends to study inhibition of SARS-CoV-2 variants in tissue culture and initiate animal studies in the first half of 2022.

Tonix also is collaborating with Columbia University to better understand immune responses to SARS-CoV-2 in healthy individuals who have recovered from COVID-19, which is expected to provide a foundation for tailoring therapeutics to appropriate individuals using precision medicine.

TNX-3700* is a COVID-19 mRNA vaccine candidate employing a zinc nanoparticle (ZNP) formulation. In collaboration with Kansas State University, Tonix is developing this ZNP technology as a potential replacement for the lipid nanoparticle (LNP) technology used in current mRNA vaccines. ZNP technology potentially allows for improved stability which facilitates shipping and storage and addresses the limitations in current mRNA vaccines which require ultra-cold storage and shipping. This current requirement limits the use of mRNA vaccines in less developed countries. We plan to seek initial indications as a booster, similar to the current FDA approved mRNA vaccines. Tonix intends to conduct research with Kansas State University on ZNP SARS-CoV-2 spike based vaccines in tissue culture and animals in the first half of 2022.

TNX-2100* is an in vivo diagnostic skin test we are developing to measure SARS-CoV-2 exposure and T cell immunity. T cell immunity is more durable than antibody immunity, since serum antibodies wane between six months and one year after vaccination. TNX-2100 is a potential test to measure delayed-type hypersensitivity (DTH) response to SARS-CoV-2. The DTH response for other pathogens, notably tuberculosis, can serve as an in vivo measure of functional T cell immunity. TNX-2100 is comprised of GMP peptides designed to mimic SARS-CoV-2 proteins and stimulate SARS-CoV-2 specific T cells. We initiated a first-in-human, dose-finding clinical study in the first quarter of 2022 and expect study results in the first half of 2022.

Our immunology pipeline also includes TNX-1700*. TNX-1700 is a recombinant modified form of Trefoil Family Factor 2, or rTFF2, that was licensed from Columbia University in 2019. TNX-1700 is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism and is in the preclinical stage of development.

Our biodefense pipeline includes TNX-701*, an undisclosed small molecule technology being developed to prevent deleterious effects of radiation exposure which has the potential to be used as a medical countermeasure to improve biodefense. TNX-701 is in the preclinical stage of development.

Finally, our CNS pipeline includes TNX-1600*, an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine, or a triple reuptake inhibitor. TNX-1600 was licensed from Wayne State University in 2019 and is being developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1600 is in the preclinical stage of development.

Relating to our COVID-19 and other infectious disease development programs, we are developing the resources necessary to enable internal research, development and manufacturing capabilities necessary to meet the goal of producing new vaccine candidates within 100 days of recognition and new diagnostics within weeks of obtaining sequence information. As articulated in the American Pandemic Preparedness Plan, or AP3, released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. We intend to establish the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine and skin test platforms and potentially to other vaccine, diagnostic and therapeutic platforms. This infrastructure consists of (i) our infectious disease R&D Center, or “RDC”, (ii) our Advanced Development Center, or ADC, and (iii) our Commercial Manufacturing Center, or CMC. We acquired the infectious disease RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and was operational at closing, but as of December 31, 2021, the facility was not ready for its intended use. It is our intention to have the facility ready for use in the first half of 2022. The RDC facility will focus on our development of vaccines and antiviral drugs against SARS-CoV-2, its variants, and other infectious diseases. The RDC facility is currently biosafety level 2 (BSL-2), but we intend to upgrade components to BSL-3. We are in the process of a substantial renovation of the ADC located in the New Bedford business park in Dartmouth, Massachusetts. This facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines to support Phase 1 and Phase 2 clinical trials. It is currently under construction and will be an approximately 45,000 square foot BSL-2 facility once completed. It is expected to be partially operational in the first half of 2022. We also plan to build the CMC in Hamilton, Montana, where we purchased approximately 44 acres of land. The CMC will focus on developing and manufacturing commercial scale live-virus vaccines and is also intended to be BSL-2. Site enabling work is expected to be initiated for the CMC in 2022.  Together, we expect these facilities may qualify the RPV vaccine and skin test platforms for programs that are designed to carry out the goals of AP3.

  *All of Tonix’s product candidates are investigational new drugs or biologics and have not been approved for any indication.

 Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Fiscal year Ended December 31, 2021 Compared to Fiscal year Ended December 31, 2020

The following table sets forth our operating expenses for the fiscal years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
COSTS AND EXPENSES:
Research and development	$68,838	$36,157
General and administrative	23,474	14,354
Total operating expenses	92,312	50,511
Operating loss	(92,312)	(50,511)
Interest income, net	25	48
Net loss	$(92,287)	$(50,463)

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2021 were $68.8 million, an increase of $32.6 million, or 90%, from $36.2 million for the fiscal year ended December 31, 2020. This increase is predominately due to increased non-clinical expenses of $14.0 million, manufacturing expenses of $10.9 million, employee-related expenses of $5.3 million and regulatory/legal expenses of $1.9 million, offset by a decrease in clinical expenses of $0.7 million. We expect research and development expenses to increase during 2022 as we move our clinical development programs forward and continue to invest in our development pipeline.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2021, and 2020.

	December 31,
	(in thousands)
	2021	2020	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$13,974	$14,889	$(915)
Direct expenses – TNX - 1800	8,049	3,682	4,367
Direct expenses – TNX – 601 CR	4,602	776	3,826
Direct expenses – TNX - 1300	5,882	1,678	4,204
Direct expenses – TNX - 1500	5,334	1,044	4,290
Direct expenses – TNX - 1900	2,429	2,853	(424)
Direct expenses – TNX - 2100	3,410	1,015	2,395
Direct expenses – TNX - 3500	5,368	137	5,231
Direct expenses – Other programs	4,942	3,728	1,214
Internal staffing, overhead and other	14,848	6,355	8,493
Total research & development	$68,838	$36,157	$32,681

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

 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2021 were $23.5 million, an increase of $9.1 million, or 63%, from $14.4 million incurred in the fiscal year ended December 31, 2020. The increase is primarily due to employee-related expenses of $4.9 million, an increase in legal fees of $0.7 million due to increased patent prosecution costs, an increase in investor relations/public relations expenses of $0.6 million, an increase in financial reporting expenses of $1.2 million, and an increase in insurance premiums of $0.4 million.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2021 was $92.3 million, compared to a net loss of $50.5 million for the year ended December 31, 2020.

License Agreements

On April 14, 2021, we entered into an exclusive License Agreement (the “OyaGen License Agreement”) with OyaGen, Inc. (“OyaGen”), pursuant to which OyaGen granted to us an exclusive license to certain patents and technical information related to an antiviral inhibitor of SARS-CoV-2, sangivamycin, and to develop and commercialize products thereunder, and to acquire rights to any technology based thereon for the prevention or treatment of Covid-19 developed by OyaGen during the term of the License Agreement.

As consideration for entering into the License Agreement, we paid a low-seven digit license fee to OyaGen, and issued to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of our common stock, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the our shareholders in accordance with management’s recommendations. The shares were valued at $3.0 million, which was recorded as research and development expense. The OyaGen License also provides for single-digit royalties and contingent milestone payments.

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was previously recorded to research and development expenses in the statement of operations. We are obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

We paid a six-digit license fee to Columbia as consideration for entering into the License Agreement. We are obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were previously recorded to research and development expenses.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $167.3 million, comprised primarily of cash and cash equivalents of $178.7 million and prepaid expenses and other of $10.4 million, offset by $13.3 million of accounts payable, $7.9 million of accrued expenses and other current liabilities and $0.5 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program.

The following table provides a summary of operating, investing and financing cash flows for the years ended December 31, 2021, and 2020, respectively (in thousands):

	December 31,
	2021	2020
Net cash used in operating activities	$(75,557)	$(48,566)
Net cash used in investing activities	(35,307)	(8,564)
Net cash provided by financing activities	212,487	123,105

For the years ended December 31, 2021 and 2020, we used approximately $75.6 million and $48.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities. For the year ended December 31, 2021 and 2020, net proceeds from financing activities were $212.5 million and $123.1 million, respectively, predominately from the sale of our common stock and exercise of warrants.

Cash used by investing activities for the years ended December 31, 2021 and 2020 was approximately $35.3 million and $8.6 million, respectively, related to the purchase of property and equipment.

For the year ended December 31, 2021 and 2020, net proceeds from financing activities were $212.5 million and $123.1 million, respectively, predominately from the sale of our common stock and exercise of warrants.

We believe that our cash resources at December 31, 2021 and the proceeds that we raised from equity offerings in the first quarter of 2022 will meet our operating and capital expenditure requirements through the end of 2022, but not beyond.

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

Purchase Agreement with Lincoln Park

On December 3, 2021, we entered into a purchase agreement (the “Purchase Agreement with Lincoln Park”) and a registration rights agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement with Lincoln Park, Lincoln Park has agreed to purchase from us up to $80,000,000 of our common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Lincoln Park Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement with Lincoln Park.

Pursuant to the terms of the Purchase Agreement with Lincoln Park, at the time we signed the Purchase Agreement with Lincoln Park and the Lincoln Park Registration Rights Agreement, we issued 2,909,091 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement with Lincoln Park. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement with Lincoln Park.

No shares were sold during the year ended December 31, 2021, under the Purchase agreement with Lincoln Park. Subsequent to December 31, 2021, we have sold 22.0 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million.

2021 Lincoln Park Transaction

On May 14, 2021, we entered into a purchase agreement (the “2021 Purchase Agreement”) and a registration rights agreement (the “2021 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2021 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $80,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2021 Purchase Agreement. Pursuant to the terms of the 2021 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2021 Purchase Agreement.

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

During the year ended December 31, 2021, we sold an aggregate of approximately 64.5 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $41.3 million.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2021 Purchase Agreement (approximately 64.5 million shares) to Lincoln Park under the 2021 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2021 Purchase Agreement equals or exceeds a threshold amount. As we have issued approximately 64.5 million shares to Lincoln Park, during the year end December 31, 2021, under the 2021 Purchase Agreement at less than the threshold amount, we will not sell any additional shares under the 2021 Purchase Agreement without shareholder approval.

 February 2021 Financing

On February 8, 2021, we entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of our common stock, in a registered direct public offering (“the February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate amount of $4.9 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

January 2021 Financing

On January 11, 2021, we entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 50,000,000 shares of its common stock in a registered direct public offering (“the January 2021 Financing”), with AGP as placement agent. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $2.8 million. We incurred other offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $36.9 million, after deducting the fees and other offering expenses.

At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $240.0 million in at-the-market offerings (“ATM”) sales. On the same day, we filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2021, we sold approximately 110.2 million shares of common stock under the Sales Agreement, for net proceeds of approximately $69.3 million. Subsequent to December 31, 2021, we sold 15.6 million shares of common stock under the Sales Agreement, for net proceeds of approximately $4.3 million.

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

During the year ended December 31, 2020, we sold an aggregate of approximately 464,471 shares of common stock under the 2019 Purchase Agreement, for gross proceeds of approximately $0.3 million.

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2021, 16,085,796 shares were available for future grants under the Amended and Restated 2020 Plan. As of March 11, 2022, there are 32,939,410 shares available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020, was $1.06 and $0.66 per share, respectively.

Stock-based compensation expense relating to options granted of $7.9 million, of which $5.5 million and $2.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2021. Stock-based compensation expense relating to options granted of $2.9 million, of which $2.0 million and $0.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2020.

As of December 31, 2021, we had approximately $14.2 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.91 years.

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of our common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of December 31, 2021, 7 shares were available for future sales under the 2020 ESPP.

 The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2021, and 2020, $89,000 and $23,000, respectively, was expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In July 2021, 116,505 shares that were purchased as of June 30, 2021, under the 2020 ESPP, were issued. Accordingly, during July 2021, approximately $68,000 of employee payroll deductions accumulated at June 30, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. In January 2022, 129,041 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $47.9 million at December 31, 2021 for future work to be performed.

We have entered into a construction contract with outstanding commitments aggregating approximately $30.1 million at December 31, 2021 for future work to be performed.

On March 3, 2021, we entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase is expected to close during the second quarter of 2022.

Operating Leases

Future minimum lease payments under operating leases were as follows (in thousands):

Year Ending December 31,
2022	$511
2023	169
2024	145
2025	150
975
Included interest	(19)
$956

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

Accounting for sale of Class B Units in February 2020 including beneficial conversion feature. In connection with the February 2020 underwritten offering, we issued warrants to purchase our common stock and convertible preferred stock. To account for the transaction, we calculated the relative fair value of each instrument issued in the financing. We also determined if a beneficial conversion feature existed. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. A conversion feature is in the money if its conversion price is less than the current fair value of the share. For purposes of measuring a beneficial conversion feature, the effective conversion price should be based on the proceeds allocated to the convertible instrument.

We determined the fair value of the warrants, using the Black Scholes method, for the February 2020 warrants. Estimates and assumptions impacting the fair value measurement include the number of shares for which the warrants are exercisable, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. We estimate expected share volatility based on our historical volatility for a term equal to the contractual term of the warrants adjusted for a discount that a market participant would have taken when pricing the instrument. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% expected dividend yield based on the fact that we have never paid or declared dividends and do not intend to do so in the foreseeable future. In general, the assumptions used in calculating the fair value of the warrant represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. We determine the fair value of the convertible preferred stock utilizing the price of the common stock on the commitment date. We then allocated the relative fair value between the preferred shares and the warrants. Since the effective conversion price of the Preferred Stock is less than the fair value of the underlying common stock at the date of commitment, there is a beneficial conversion feature at the commitment date. Since the Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the beneficial conversion feature was charged to additional paid in capital as a “deemed dividend” and impacted earnings per share, reflected as an increase to loss to common stockholders.

 Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retain or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Accrual for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its expenses resulting from its obligations under contracts with vendors, clinical research organizations and under clinical site agreements in connection with conducting clinical trials. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company’s accrual for clinical trial expenses of approximately $2.8 million is included in accrued expenses and other current liabilities in the December 31, 2021 consolidated balance sheet. The Company also recorded prepaid clinical trial expenses of approximately $7.7 million within prepaid expenses and other in the December 31, 2021 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimates of the unpaid and prepaid clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

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

EISNERAMPER LLP

Iselin, New Jersey

March 14, 2022

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In Thousands, Except Par Value and Share Amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$178,660	$77,068
Prepaid expenses and other	10,389	10,921
Total current assets	189,049	87,989

Property and equipment, net	50,558	8,571

Operating lease right-to-use assets	914	1,258
Security deposit	19	5
Restricted cash	240	240
Intangible asset	120	120

Total assets	$240,900	$98,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,282	$4,598
Accrued expenses and other current liabilities	7,945	4,626
Lease liability, short term	489	595
Total current liabilities	21,716	9,819

Lease liability, long term	467	716

Total liabilities	22,183	10,535

Commitments (See Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 5,313 shares designated as of both December 31, 2021 and 2020; issued and outstanding - None	—	—
Series A Convertible Preferred stock, 0 shares designated as of both December 31, 2021 and 2020; issued and outstanding - None	—	—

Common stock, $0.001 par value; 800,000,000 and 400,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 496,245,564 and 206,008,683 shares issued and outstanding as of December 31, 2021 and 2020, respectively and 129,041 and 54,447 shares to be issued as of December 31, 2021 and December 31, 2020, respectively	496	206
Additional paid in capital	578,133	355,037
Accumulated deficit	(359,820)	(267,533)
Accumulated other comprehensive loss	(92)	(62)

Total stockholders’ equity	218,717	87,648

Total liabilities and stockholders’ equity	$240,900	$98,183

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2021	2020
COSTS AND EXPENSES:
Research and development	$68,838	$36,157
General and administrative	23,474	14,354
	92,312	50,511

Operating loss	(92,312)	(50,511)

Interest income, net	25	48

Net loss	(92,287)	(50,463)

Warrant deemed dividend	—	(451)
Preferred stock deemed dividend	—	(1,260)

Net loss available to common stockholders	$(92,287)	$(52,174)

Net loss per common share, basic and diluted	$(0.26)	$(0.55)

Weighted average common shares outstanding, basic and diluted	360,215,323	94,591,715

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2021	2020
Net loss	$(92,287)	$(50,463)

Other comprehensive loss:
Foreign currency translation loss	(30)	(16)

Comprehensive loss	$(92,317)	$(50,479)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
	Series B Convertible				Additional	Other
	Preferred stock		Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, December 31, 2020	—	$—	206,008,683	$206	$355,037	$(62)	$(267,533)	$87,648
Issuance of common stock in January 2021($0.80 per share), net of transactional expenses of $3,096	—	—	50,000,000	50	36,854	—	—	36,904
Issuance of common stock in exchange for exercise of warrants in March 2021 ($0.57 per share)	—	—	3,400	—	2	—	—	2
Issuance of common stock in February 2021($1.20 per share), net of transactional expenses of $5,002	—	—	58,333,334	58	64,939	—	—	64,997
Issuance of common stock under At-the-market offering, net of transactional expenses of $2,332	—	—	110,248,449	111	69,181	—	—	69,292
Issuance of common stock under 2021 Purchase Agreement, net of transactional expenses of $75	—	—	64,539,361	65	41,131	—	—	41,196
Issuance of commitment shares under 2021 Purchase agreement	—	—	1,280,000	—	—	—	—	—
Issuance of common stock in the acquisition of the OyaGen license	—	—	2,752,294	3	2,997	—	—	3,000
Issuance of commitment shares under Lincoln park Purchase agreement	—	—	2,909,091	3	(3)	—	—	—
Employee stock purchase plan	—	—	170,952	—	96	—	—	96
Stock-based compensation	—	—	—	—	7,899	—	—	7,899
Foreign currency transaction loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(92,287)	(92,287)
Balance, December 31, 2021	—	$—	496,245,564	$496	$578,133	$(92)	$(359,820)	$218,717

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars In Thousands Except Per Share Amounts)

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

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,287)	$(50,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	27
Common stock issued to acquire in-process research and development	3,000	1,360
Stock-based compensation	7,899	2,876
Changes in operating assets and liabilities:
Prepaid expenses	518	(6,859)
Accounts payable	3,526	1,528
Lease liabilities and ROU asset, net	(11)	51
Accrued expenses and other current liabilities	1,748	2,914
Net cash used in operating activities	(75,557)	(48,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,307)	(8,564)
Net cash used in investing activities	(35,307)	(8,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2	9,896
Proceeds from ESPP	96	2
Proceeds, net of $0 and $711 expenses, from sale of preferred stock	—	4,602
Proceeds, net of $10,505 and $4,646 expenses, from sale of common stock and warrants	212,389	108,605
Net cash provided by financing activities	212,487	123,105

Effect of currency rate change on cash	(31)	(16)

Net increase in cash, cash equivalents and restricted cash	101,592	65,959
Cash, cash equivalents and restricted cash beginning of the period	77,308	11,349

Cash, cash equivalents and restricted cash end of period	$178,900	$77,308

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,730	$—
Warrants deemed dividend	$—	$451
Series A Convertible preferred stock and deemed dividend	$—	$1,260

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2021, the Company had working capital of approximately $167.3 million. At December 31, 2021, the Company had an accumulated deficit of approximately $359.8 million. The Company held cash and cash equivalents of approximately $178.7 million as of December 31, 2021.

The Company believes that its cash resources at December 31, 2021 and the proceeds that it raised from equity offerings in the first quarter of 2022 (See Note 19), will meet its operating and capital expenditure requirements through the end of 2022, but not beyond.

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2021 and December 31, 2020, cash equivalents, which consisted of money market funds, amounted to $120.4 million and $ 40.4 million , respectively. Restricted cash at both December 31, 2021 and December 31, 2020 of approximately $240,000, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York City (see Note 16).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$178,660	$77,068
Restricted cash	240	240
Total	$178,900	$77,308

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation on assets begin when the asset is placed in service. Depreciation and amortization expense for the years ended December 31, 2021, and 2020 was $50,000 and $27,000, respectively. The Company’s property and equipment is located in the United States.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of December 31, 2021, and 2020, the Company believed that no impairment existed.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

Per Share Data

The computation of basic and diluted loss per share for the years ended December 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

 All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the years ended December 31, 2021 and 2020, as results of operations were a loss for the period.

Potentially dilutive securities (See Note 14 and Note 15) excluded from the computation of basic and diluted net loss per share, as of December 31, 2021 and 2020, are as follows:

	2021	2020
Warrants to purchase common stock	638,991	648,306
Options to purchase common stock	25,780,262	10,209,286
Totals	26,419,253	10,857,592

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31	December 31
	2021	2020
	(in thousands)
Property and equipment, net:
Land	$7,911	$5,713
Construction in progress	41,921	2,800
Office furniture and equipment	756	385
Laboratory equipment	347	—
Leasehold improvements	23	23
	50,958	8,921
Less: Accumulated depreciation and amortization	(400)	(350)
	$50,558	$8,571

 On October 1, 2021, the Company completed the acquisition of a research and development facility in Maryland totaling $17.5 million, to process development activities. Of the total purchase price, $2.1 million was allocated to the value of land acquired, and $13.9 million was allocated to construction in progress, as the building was not ready for its intended use, and approximately $1.5 million was allocated to Office furniture and equipment and Laboratory equipment. Of the $1.5 million, $1.0 million is included in Construction in progress as those assets were not ready for their intended use. Additionally, we have incurred approximately $1.1 million in work-in-process, which is included in construction in progress as of December 31, 2021. As of December 31, 2021, the asset was operational, but the asset was not ready for its intended use.

On September 28, 2020, the Company completed the purchase of its 40,000 square foot facility in Massachusetts for $4.0 million, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to construction in progress, as the building was not ready for its intended use. Additionally, we have incurred approximately $22.8 million in work-in-process, which is included in construction in progress as of December 31, 2021. As of December 31, 2021, the asset the asset was not ready for its intended use.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2021, the asset the asset was not ready for its intended use.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2021	2020
	(in thousands)
Prepaid expenses and other:
Contract-related	$7,726	$7,627
Insurance	1,482	1,634
Other	1,181	1,660
	$10,389	$10,921

Accrued expenses and other current liabilities:
Contract-related	$2,832	$2,169
Compensation and compensation-related	2,868	2,005
Construction in progress	1,572	—
Professional fees and other	673	452
	$7,945	$4,626

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

As of December 31, 2021, and December 31, 2020, the Company used Level 1 quoted prices in active markets to value cash equivalents of $120.4 million and $40.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both December 31, 2021 and 2020.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially provided with a 180 calendar day period, or until March 2, 2022, in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. As the Company did not regain compliance within this 180-day period, the Company requested and received an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, and provided written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

On February 10, 2022, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 800,000,000 to 1,600,000,000.

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Tonix’s option, a total of approximately $3.4 million. Pursuant to the terms of the Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 10 – LICENSE AGREEMENT WITH OYAGEN

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

As consideration for entering into the License Agreement, Tonix paid a low-seven digit license fee to OyaGen, and issued to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of the Company’s common stock, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The shares were valued at $3.0 million, which was recorded as research and development expense. The OyaGen License also provides for single-digit royalties and contingent milestone payments.

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LICENSE AGREEMENT WITH INSERM

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

As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 12 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

The Company paid a five-digit license fee to Columbia as consideration for entering into the Columbia License Agreement, which was previously recorded to research and development expenses in the statement of operations. The Company is obligated to use Commercially Reasonable Efforts, as defined in the Columbia License Agreement, to develop and commercialize the TFF2 Product, and to achieve specified developmental milestones.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid a six-digit license fee to Columbia as consideration for entering into the License Agreement. The Company is obligated to use Commercially Reasonable Efforts, as defined in the License Agreement, to develop and commercialize the Product, and to achieve specified developmental milestones. The first 50% of the license fee was paid by June 30, 2019, while the remaining 50% license fee, was paid during the second quarter of 2020. Both installments of the license fee were previously recorded to research and development expenses.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2021, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SALE OF COMMON STOCK

Purchase Agreement with Lincoln Park

On December 3, 2021, the Company entered into a purchase agreement (the “Purchase Agreement with Lincoln Park”) and a registration rights agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the Purchase Agreement with Lincoln Park, Lincoln Park has agreed to purchase from the Company up to $80,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement with Lincoln Park. Pursuant to the terms of the Lincoln Park Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement with Lincoln Park.

Pursuant to the terms of the Purchase Agreement with Lincoln Park, at the time the Company signed the Purchase Agreement with Lincoln Park and the Lincoln Park Registration Rights Agreement, the Company issued 2,909,091 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement with Lincoln Park. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement with Lincoln Park.

No shares were sold during the year ended December 31, 2021, under the Purchase Agreement with Lincoln Park. Subsequent to December 31, 2021, the Company has sold 22.0 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million.

2021 Lincoln Park Transaction

On May 14, 2021, the Company entered into a purchase agreement (the “2021 Purchase Agreement”) and a registration rights agreement (the “2021 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2021 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $80,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2021 Purchase Agreement. Pursuant to the terms of the 2021 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2021 Purchase Agreement.

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

During the year ended December 31, 2021, the Company sold an aggregate of approximately 64.5 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $41.3 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the 2021 Purchase Agreement (approximately 64.5 million shares) to Lincoln Park under the 2021 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the 2021 Purchase Agreement equals or exceeds a threshold amount. As the Company has issued approximately 64.5 million shares to Lincoln Park, during the year end December 31, 2021, under the 2021 Purchase Agreement at less than the threshold amount, the Company will not sell any additional shares under the 2021 Purchase Agreement without shareholder approval.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2021 Financing

On February 8, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of its common stock, in a registered direct public offering (“the February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate amount of $4.9 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

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

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $240.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2021, the Company sold approximately 110.2 million shares of common stock under the Sales Agreement, for net proceeds of approximately $69.3 million. Subsequent to December 31, 2021, the Company has sold 15.6 million shares of common stock under the Sales Agreement, for net proceeds of approximately $4.3 million

2020 Lincoln Park Transaction

On September 3, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $30,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 – STOCK-BASED COMPENSATION

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2021, 16,085,796 shares were available for future grants under the Amended and Restated 2020 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

 A summary of the stock option activity and related information for the Plans for the years ended December 31, 2021, and 2020 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	109,036	$199.57	8.60	$—
Grants	10,100,250	$0.81	—	—
Exercised	—	—
Forfeitures or expirations	—	—
Outstanding at December 31, 2020	10,209,286	$2.93	9.26	$131,558
Grants	15,572,190	$1.28	—	$—
Exercised	—	—
Forfeitures or expirations	(1,214)	$2,155.81

Outstanding at December 31, 2021	25,780,262	$1.83	8.83	$—
Exercisable at December 31, 2021	5,747,787	$3.91	8.21	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020, was $1.06 and $0.66 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the year ended December 31, 2021 and 2020 were as follows:

	2021	2020
Risk-free interest rate	0.79% to 1.63%	0.36% to 1.25%
Expected term of option	5.5 to 6 years	5.5 to 6 years
Expected stock price volatility	124.37% to 137.73%	120.62% to 129.29%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Stock-based compensation expense relating to options granted of $7.9 million, of which $5.5 million and $2.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2021. Stock-based compensation expense relating to options granted of $2.9 million, of which $2.0 million and $0.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2020.

As of December 31, 2021, the Company had approximately $14.2 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.91 years.

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

The 2020 ESPP allows eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock. Under the 2020 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2020 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2020 ESPP, subject to the statutory limit under the Code. As of December 31, 2021, 7 shares were available for future sales under the 2020 ESPP.

 The 2020 and 2019 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2021, and 2020, $89,000 and $23,000, respectively, was expensed. In January 2020, 1,578 shares that were purchased as of December 31, 2019, under the 2019 ESPP, were issued. Accordingly, during the first quarter of 2020, approximately $2,000 of employee payroll deductions accumulated at December 31, 2019, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. As of December 31, 2020, approximately $32,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In July 2021, 116,505 shares that were purchased as of June 30, 2021, under the 2020 ESPP, were issued. Accordingly, during July 2021, approximately $68,000 of employee payroll deductions accumulated at June 30, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $7,000 was returned to the employees. In January 2022, 129,041 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	24,920	November 2024
$0.57	123,500	February 2025
$35.00	490,571	December 2023
	638,991

During the year ended December 31, 2021, 3,400 warrants from the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $2,000.

During the year ended December 31, 2021, 5,441 and 474 warrants with a per share exercise price of $630 and $687.50, respectively, expired.

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2021, the Company has right-of-use assets of $0.9 million and a total lease liability for operating leases of $1.0 million of which $0.5 million is included in long-term lease liabilities and $0.5 million is included in current lease liabilities.

At December 31, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2022	$511
2023	169
2024	145
2025	150
975
Included interest	(19)
$956

During the year ended December 31, 2021, the Company entered into lease amendments, resulting in the Company recognizing an operating lease liability of approximately $467,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $467,000.

During the year ended December 31, 2020, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $1.4 million based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $1.4 million.

Operating lease expense was $0.6 and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Other information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:	December 31, 2021	December 31, 2020
Operating cash flow from operating leases (in thousands)	$632	$540

Weighted Average Remaining Lease Term
Operating leases	2.71 years	3.27 years

Weighted Average Discount Rate
Operating leases	1.34%	1.42%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $47.9 million at December 31, 2021 for future work to be performed.

The Company entered into a construction contract with outstanding commitments aggregating approximately $30.1 million at December 31, 2021 for future work to be performed.

On March 3, 2021, the Company entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase is expected to close during the second quarter of 2022.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $0.4 million and $0.1 million for the year ended December 31, 2021, and 2020, respectively, for contributions under the 401(k) Plan.

NOTE 18 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2021	2020
Foreign	$(73,689)	$(41,155)
Domestic	(18,598)	(9,308)
Total	$(92,287)	$(50,463)

In 2021, the foreign losses are comprised of $71.9 million related to the Irish operations and $1.8 million related to the Bermudan operations of Tonix International Holding. In 2020, the foreign losses were primarily comprised of $40.4 million related to the Bermudan operations of Tonix International Holding.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income tax	(21.0)%	(21.0)%
Change in valuation allowance	15.0%	3.9%
Foreign loss not subject to income tax	7.0%	16.9%
Attribute reduction from control change	(1.2)%	0.3%
Other	0.2%	(0.1)%
Income Tax Provision	0.0%	0.0%

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) and related valuation allowance as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets/(liabilities):
Net operating loss carryforward	$13,297	$2,193
Stock-based compensation	5,832	3,662
Other	2,285	220
Total deferred assets	21,414	6,075

Valuation allowance	(21,414)	(6,075)

Net deferred tax assets	$—	$—

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2021 have been reduced to $0.0 million to reflect IRC section 383 ownership changes through December 31, 2021 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2021, the Company has $66.4 million of Ireland NOL carryforwards that do not expire. At December 31, 2021, the Company has NOL carryforwards of $21.0 million, which do not expire, but their utilization is limited to 80% of taxable income. Additionally, a portion of the federal NOL carryforward is subject to annual limitation in their use in accordance with IRC section 382. As of December 31, 2021, the Company’s Federal NOL carryforwards of $12.9 million have an annual limitation of $2.4 million, and $8.6 million are not subject to limitations. At December 31, 2021, the Company has New Jersey NOL carryforwards of $6.6 million, which expire in 20 years, are subject to annual limitations in their use in accordance with IRC section 382. The New Jersey NOL carryforwards at December 31, 2021 have been reduced to reflect IRC section 382 ownership changes through December 31, 2021 and resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase in the valuation allowance for the years ended December 31, 2021 and 2020 were $15.3 million, and $2.2 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2021 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2018 and after.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

On February 15, 2022, the Company granted options to purchase an aggregate of 15,480,690 shares of the Company’s common stock to employees with an exercise price of $0.21, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 24,750,000 shares of the Company’s common stock to certain employees with 10% of such options vesting on the first anniversary of issuance, 10% on the second anniversary of issuance, 40% on the third anniversary of issuance, and 40% on the fourth anniversary of issuance, and expiring 10 years from the date of issuance. One-third of the stock options granted have an exercise price per share of $0.414; one-third of the stock options granted have an exercise price per share of $0.621; and one-third of the stock options granted have an exercise price per share of $0.828.

On February 10, 2022, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 800,000,000 to 1,600,000,000.

Subsequent to December 31, 2021, the Company sold 15.6 million shares of common stock under the Sales Agreement with AGP for net proceeds of approximately $4.3 million.

Subsequent to December 31, 2021, the Company sold 22.0 million shares of common stock under the Purchase Agreement with Lincoln Park for net proceeds of approximately $4.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2021, our internal control over financial reporting was effective.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	64	President, CEO and Chairman of the Board of Directors
Richard Bagger	61	Director
Margaret Smith Bell	62	Director
Daniel Goodman	61	Director
David Grange	74	Director
Adeoye Olukotun	77	Director
Carolyn Taylor	62	Director
James Treco	66	Lead Director
Jessica Morris	44	Chief Operating Officer
Bradley Saenger	48	Chief Financial Officer and Treasurer
Gregory Sullivan	56	Chief Medical Officer and Secretary

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of us (“Tonix Sub”) in 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; TNX-102 SL’s pharmacokinetic profile and related therapeutic properties, and the use of TNX-102 SL for posttraumatic stress disorder (PTSD). Dr. Lederman served as an Associate Professor at Columbia University, between 1996 and 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand, or CD154 and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. TNX-1500 is a mAb directed against CD154 invented by Dr. Lederman. Dr. Lederman has been a Manager of L&L Technologies LLC, or L&L, since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since 2007 and the Managing Member of Lederman & Co, LLC, or Lederman & Co, since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and Managing Member of Plumbline LLC since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between 2007 and 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Dr. Lederman was the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc., between 2013 and 2018, when the entity was dissolved. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

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

Brigadier General David Grange (U.S. Army retired) became a director in February 2018. BG Grange has been President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, since 2011. BG Grange was Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, from April 2017 to October 2019. Prior to founding OGS, BG Grange was a member of the Board of Pharmaceutical Product Development, Inc. (Nasdaq: PPDI), a contract research organization, from 2003 to 2009, and Chief Executive Officer from 2009 to 2011. Prior to PPDI he served in the McCormick Tribune Foundation for 10 years most recently as Chief Executive Officer and President, where he also oversaw the support of Veteran Programs. BG Grange served 30 years in the U.S. Army as a Ranger, Green Beret, Aviator, Infantryman and a member of special operating units. At the Pentagon, he was Director of Army Current Operations, Readiness, and Mobilization.BG Grange commanded the Ranger Regiment and the First Infantry Division (the Big Red One).BG Grange holds a master’s degree in Public Service from Western Kentucky University. BG Grange’s extensive experience in the pharmaceutical industry and service with the U.S. military was instrumental in his selection as a member of our Board.

Adeoye Olukotun, MD became a Director in September 2018. Dr. Olukotun is a board member of Arrowhead Pharmaceuticals. Dr Olukotun is a member of management of Genesis Unicorn Corporation, a special acquisition company recently listed on Nasdaq (GENQU). Dr. Olukotun has been the Chief Executive Officer of CR Strategies, LLC, a medical products consulting company, since 2000, and was the Chief Executive Officer of EpiGen Pharmaceuticals, Inc., a pharmaceutical company, from 2014 to January of 2018. Dr. Olukotun served as Vice Chairman of CardoVax, Inc., a pharmaceutical company, from 2012 to 2016, and as its Chief Executive Officer from 2006 to 2012. He is also co-founder of VIA Pharmaceuticals, Inc., a pharmaceutical company, and served as the company’s Chief Medical Officer from 2004 to 2008. Dr. Olukotun’s extensive medical background and experience in the pharmaceutical industry was instrumental in his selection as a member of our Board.

Carolyn Taylor became a Director in July 2021. Ms. Taylor was general counsel of Strike Protocols Inc., a financial technology company, from 2019 to 2020, and held positions of varying responsibility, including partner, and most recently, of counsel, at the law firm of Covington & Burling LLP from 1989 to 2000 and 2004 to 2015. From 2000 to 2003, Ms. Taylor served as Executive Vice President and General Counsel of Longitude, Inc., a financial services company. Ms. Taylor graduated from Columbia Law School and earned a B.A. from Brown University. Ms. Taylor’s broad transactional experience was instrumental in her selection as a member of the Board.

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

Jessica Morris is our Chief Operating Officer and has worked for the Company since April 2013, first as a consultant (April 2013 – September 2013), then as SVP of Finance (September 2013 – October 2015), followed by Chief Administrative Officer (October 2015 – January 2016), Acting Chief Financial Officer (January 2016 – February 2016), and Executive Vice President, Operations (February 2016 – January 2018). Prior to joining the Company, Ms. Morris was a Vice President in investment management at Zhong Rong Group. Previously, Ms. Morris was a Senior Associate in the Sponsor Finance Group at American Capital, a Vice President of the mezzanine debt fund at Calvert Street Capital Partners, an Associate in the commercial finance department of Silicon Valley Bank, and a Financial Analyst in the investment banking group at Deutsche Bank. Ms. Morris earned a B.S. in Commerce and a B.A. in Music from the University of Virginia, where she was an Echols Scholar.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Richard Bagger, Margaret Smith Bell, Daniel Goodman, David Grange, Adeoye Olukotun, Carolyn Taylor and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2021, the Board held 11 meetings, the Audit Committee held eight meetings, the Compensation Committee held nine meetings and the Nominating and Corporate Governance Committee held six meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Bagger			*
Margaret Smith Bell	*	**
Daniel Goodman	*		*
David Grange		*	*
Adeoye Olukotun		*
Carolyn Taylor		*
James Treco	**		**

*	Member of Committee

**	Chairman of Committee

Audit Committee

Our Audit Committee consists of Margaret Smith Bell, Daniel Goodman and James Treco, Chair of the Committee. Our Board has determined each of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2021.

Compensation Committee

Our Compensation Committee consists of Margaret Smith Bell, Chair of the Committee, David Grange, Carolyn Taylor and Adeoye Olukotun. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Our Nominating and Corporate Governance Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating and Corporate Governance Committee identifies and evaluates the qualifications of all candidates for nomination for election as directors, and seeks director nominees that complement and enhance the effectiveness of the existing Board to ensure that its members have varied and relevant backgrounds, skills, knowledge, perspectives and experiences. Our Board currently includes two female directors and one director who contributes racial/ethnic diversity. In addition, the Nominating and Corporate Governance Committee is responsible for developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2021 compensation strategy included the following:

●	An emphasis on pay for performance. A significant portion of our executive officers’ total compensation is variable and at risk and tied directly to measurable performance, including pre-specified corporate, strategic or developmental goals, which aligns the interests of our executives with those of our stockholders;

●	Performance results are linked to Company and individual performance. When looking at performance over the year, we equally weigh individual performance as well as that of the Company as a whole. Target annual compensation is positioned to allow for above-median compensation to be earned through an executive officer’s and the Company’s extraordinary performance;

●	Equity as a key component to align the interests of our executives with those of our stockholders. Our Compensation Committee believes that keeping executives interests aligned with those of our stockholders is critical to driving toward achievement of long-term goals of both our stockholders and the Company. Accordingly, a significant portion of our executives’ compensation are stock based, including stock options that are exercisable at a percentage above market value at the time of grant; and

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

In 2021, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

●	Limited personal benefits. Our executive officers are eligible for the same benefits as our non-executive salaried employees, and they do not receive any additional perquisites.

●	No retirement benefits. We do not provide our executive officers with a traditional retirement plan, or with any supplemental deferred compensation or retirement benefits.

●	No tax gross-ups. We do not provide our executive officers with any tax gross-ups.

●	No single-trigger cash change in control benefits. We do not provide cash benefits to, or accelerate the vesting of unvested equity grants issued to, our executives upon a change in control, absent an actual termination of employment.

At our annual meeting in May 2019, we conducted our tri-annual advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote. At that time, a majority of the votes affirmatively cast on the advisory say-on-pay proposal were voted in favor of the compensation of our named executive officers. The Compensation Committee understood this level of approval to indicate strong stockholder support for our executive compensation policies and programs generally, and as a result, our Compensation Committee made no fundamental changes to our executive compensation programs. We will hold our next say-on-pay vote at the 2022 annual meeting. Our Compensation Committee and our Board will consider shareholder feedback through the say-on-pay vote and remains committed to engaging with shareholders and are open to feedback from shareholders.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2021 and 2020.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2021	675,000	506,250	—	6,527,139	—	—	—	7,708,389
Chief Executive Officer	2020	614,250	460,688	—	2,799,884	—	—	—	3,874,822

Bradley Saenger	2021	425,000	170,000	—	1,174,885	—	—	—	1,769,885
Chief Financial Officer	2020	404,250	181,913	—	505,645	—	—	—	1,091,808

Gregory Sullivan	2021	440,000	176,000	—	1,631,785	—	—	—	2,247,785
Chief Medical Officer	2020	420,000	256,200	—	706,220	—	—	—	1,382,420

(1)

Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2021

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2021.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/23/2021	3,000,000	1.22		3,285,830
	2/23/2021	3,000,000	1.53	(2)	3,241,309

Bradley Saenger	2/23/2021	540,000	1.22		591,449
	2/23/2021	540,000	1.53	(2)	583,436

Gregory Sullivan	2/23/2021	750,000	1.22		821,458
	2/23/2021	750,000	1.53	(2)	810,327

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 125% premium of the closing price of the Company’s common stock on the grant date.

  Outstanding Equity Awards at December 31, 2021

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	35	—		$30,000.00	5/9/2022
	68	—		$10,200.00	2/12/2023
	71	—		$15,880.00	2/11/2024
	100	—		$9,870.00	6/17/2024
	100	—		$6,680.00	10/29/2024
	189	—		$5,950.00	2/25/2025
	8	—		$5,950.00	2/25/2025
	110	—		$5,030.00	2/9/2026
	—	110	(1)	$5,030.00	2/9/2026
	160	—		$550.00	3/1/2027
	1,567	—		$340.00	2/13/2028
	1,567	—		$425.00	2/13/2028
	2,195	132	(2)	$18.90	2/26/2029
	2,194	133	(2)	$23.60	2/26/2029
	11,175	1,801	(3)	$20.50	5/6/2029
	11,175	1,801	(3)	$25.60	5/6/2029
	73,335	46,665	(4)	$0.40	2/25/2030
	73,335	46,665	(4)	$0.50	2/25/2030
	1,055,555	944,445	(5)	$0.77	5/4/2030
	1,055,555	944,445	(5)	$0.96	5/4/2030
	—	3,000,000	(6)	$1.22	2/23/2031
	—	3,000,000	(6)	$1.53	2/23/2031
Bradley Saenger	11	—		$9,870.00	6/17/2024
	11	—		$6,680.00	10/29/2024
	13	—		$5,950.00	2/25/2025
	15	—		$5,030.00	2/9/2026
	—	60	(1)	$2,420.00	5/27/2026
	20	—		$2,420.00	5/27/2026
	48	—		$550.00	3/1/2027
	392	—		$340.00	2/13/2028
	392	—		$425.00	2/13/2028
	492	25	(2)	$18.90	2/26/2029
	491	26	(2)	$23.60	2/26/2029
	2,482	402	(3)	$20.50	5/6/2029
	2,482	402	(3)	$25.60	5/6/2029
	14,670	9,330	(4)	$0.40	2/25/2030
	14,670	9,330	(4)	$0.50	2/25/2030
	190,000	170,000	(5)	$0.77	5/4/2030
	190,000	170,000	(5)	$0.96	5/4/2030
	—	540,000	(6)	$1.22	2/23/2031
	—	540,000	(6)	$1.53	2/23/2031
Gregory Sullivan	27	—		$9,870.00	6/17/2024
	27	—		$6,680.00	10/29/2024
	27	—		$5,950.00	2/25/2025
	30	—		$5,030.00	2/9/2026
	—	30	(1)	$5,030.00	2/9/2026
	75	—		$550.00	3/1/2027
	588	—		$340.00	2/13/2028
	588	—		$425.00	2/13/2028
	732	44	(2)	$18.90	2/26/2029
	731	45	(2)	$23.60	2/26/2029
	3,722	604	(3)	$20.50	5/6/2029
	3,722	604	(3)	$25.60	5/6/2029
	23,835	15,165	(4)	$0.40	2/25/2030
	23,835	15,165	(4)	$0.50	2/25/2030
	263,890	236,110	(5)	$0.77	5/4/2030
	263,890	236,110	(5)	$0.96	5/4/2030
	—	750,000	(6)	$1.22	2/23/2031
	—	750,000	(6)	$1.53	2/23/2031

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $6,000.00, $7,000.00 and $8,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on February 26, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vested as to 1/3 of the shares on May 6, 2020, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on February 25, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on May 4, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(6)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2022, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2021.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	25,780,262	$1.83	16,085,803
Equity compensation plans not approved by security holders	—	—	—
Total	25,780,262	$1.83	16,085,803

(1)	Consists of the Company’s 2012 Amended and Restated Incentive Stock Option Plan, the 2014 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2017 Stock Incentive Plan, the 2018 Equity Incentive Plan, the 2019 Stock Incentive Plan, the 2020 Stock Incentive Plan, the Amended and Restated 2020 Stock Incentive Plan and the 2019 Employee Stock Purchase Plan, and the 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	Consists of shares available for future issuance under the Amended and Restated 2020 Plan and our ESPP. As of December 31, 2021, 16,085,796 shares of common stock were available for issuance under the Amended and Restated 2020 Plan and 7 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Dr. Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2022, the base salary is $675,000.  The Lederman Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Lederman Agreement, if the Company terminates Dr. Lederman’s employment without Cause (as defined in the Lederman Agreement) or Dr. Lederman resigns for Good Reason (as defined in the Lederman Agreement), Dr. Lederman is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Dr. Lederman may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Dr. Lederman and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Dr, Lederman remained continuously employed by the Company during such period.

Pursuant to the Lederman Agreement, if Dr. Lederman’s employment is terminated as a result of death or permanent disability, Dr. Lederman or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect; (2) a lump sum cash payment in an amount equal to six months of his base salary as in effect immediately prior to the date of termination; and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards.

If Dr. Lederman is terminated without Cause or resigns for Good Reason during the period commencing 90 days prior to a Change in Control (as defined below) or 12 months following a Change in Control, Dr. Lederman shall be entitled to receive, in lieu of the severance benefits described above, the following payments and benefits: (1) a lump sum cash payment in an amount equal to 36 months of his base salary as in effect immediately prior to the date of termination, except that, if and while Dr. Dr. Lederman is still entitled to the Sale Bonus (as defined below), it will only be 18 months; (2) continuation of health benefits for Dr. Lederman and his eligible dependents for a period of 24 months following the date of termination, except that, if and while Dr. Lederman is still entitled to the Sale Bonus it will only be 12 months; and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards.

If during the term of the Lederman Agreement or within 120 days after Dr. Lederman is terminated without Cause or resigns for Good Reason, following a Change in Control, the Company consummates a Change in Control transaction in which the Enterprise Value (as defined below) equals or exceeds $50 million, Dr. Lederman shall be entitled to receive a lump sum payment equal to 4.4% of the Enterprise Value (the “Sale Bonus”).  The Sale Bonus provision of the Lederman Agreement will terminate upon the Company granting Dr. Lederman long-term incentive compensation mutually agreed to by the Board and Dr. Lederman.

For purposes of the Lederman Agreement, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity; (4) gross negligence, failure to follow a material, lawful and reasonable request of the Board or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material willful misconduct by Dr. Lederman, (5) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following Dr. Lederman’s receipt of written notice from the Board stating with specificity the nature of such failure, refusal or neglect, provided that such failure to perform is not as a result of illness, injury or medical incapacity, or (6) material breach of any Company policy or any material provision of the Lederman Agreement.

For purposes of the Lederman Agreement, “Good Reason” generally means (1) a material diminution in Dr. Lederman’s title, authority, duties or responsibilities, (2) a material diminution in Dr. Lederman’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management, and such reduction is not greater than 15%, (3) a material change in the geographic location at which Dr. Lederman must perform his duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Dr. Lederman under the Lederman Agreement, or (5) the Company elects not to renew the Lederman Agreement for another term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan to serve as our Chief Medical Officer.  The base salary for Dr. Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2022, the base salary is $461,120.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Sullivan Agreement, if the Company terminates Dr. Sullivan’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Dr. Sullivan is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Dr. Sullivan may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Dr. Sullivan and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Dr. Sullivan remained continuously employed by the Company during such period.

Pursuant to the Sullivan Agreement, if Dr. Sullivan’s employment is terminated as a result of death or permanent disability, Sullivan or his estate, as applicable, is entitled to his fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

For purposes of the Sullivan Agreement, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity, (4) gross negligence, failure to follow a material, lawful and reasonable request of the Company or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material misconduct by Dr. Sullivan, (5) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following Dr. Sullivan’s receipt of written notice from the Company stating with specificity the nature of such failure, refusal or neglect, or (6) material breach of any Company policy or any material provision of the Sullivan Agreement.

For purposes of the Sullivan Agreement, “Good Reason” generally means (1) a material diminution in Dr. Sullivan’s title, authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management and such reduction is not greater than 15%, (3) a material change in the geographic location at which the executive officer must perform his duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Dr. Sullivan under the Agreement, or (5) the Company elects not to renew the Agreement for another term.

Employment Agreement with Bradley Saenger

On February 23, 2021, the Company entered into an employment agreement (the “Saenger Agreement”) with Mr. Bradley Saenger to serve as our Chief Financial Officer.  The base salary for Saenger under the Saenger Agreement was $445,400 per annum as of January 1, 2022.  The Saenger Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Saenger Agreement, if the Company terminates Mr. Saenger’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Saenger is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Mr. Saenger may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Mr. Saenger and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Saenger remained continuously employed by the Company during such period.

Pursuant to the Saenger Agreement, if Mr. Saenger’s employment is terminated as a result of death or permanent disability, Saenger or his estate, as applicable, is entitled to his fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

For purposes of the Saenger Agreement, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity, (4) gross negligence, failure to follow a material, lawful and reasonable request of the Company or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material misconduct by Mr. Saenger, (5) ongoing and repeated failure or refusal to perform or neglect of his duties as required by his employment agreement, which failure, refusal or neglect continues for 30 days following Mr. Saenger’s receipt of written notice from the Company stating with specificity the nature of such failure, refusal or neglect, or (6) material breach of any Company policy or any material provision of the Saenger Agreement.

For purposes of the Saenger Agreement, “Good Reason” generally means (1) a material diminution in Mr. Saenger’s title, authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management and such reduction is not greater than 15%, (3) a material change in the geographic location at which the executive officer must perform his duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Mr. Saenger under the Agreement, or (5) the Company elects not to renew the Agreement for another term.

Directors Compensation Table

As of May 2021, each of our non-employee directors, other than the lead director, receives an annual cash retainer of $50,000; the retainer for the lead director is $70,000. Prior to May 2021, each of our non-employee directors received an annual cash retainer of $35,000. In addition, during 2021, each of our non-employee directors received stock options to purchase shares of our common stock valued at $250,000 as determined by the Black Scholes method on the date of grant, which vest on the next annual meeting of stockholders. The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2021 for services to our Company.

Name	Cash Compensation ($)	Option Awards ($)(1)	Total ($)
Richard Bagger	$45,000	$250,000	$295,000
Margaret Smith Bell	$45,000	$250,000	$295,000
Daniel Goodman	$45,000	$250,000	$295,000
David Grange	$45,000	$250,000	$295,000
Adeoye Olukotun	$45,000	$250,000	$295,000
Carolyn Taylor	$22,984	$208,945	$231,929
James Treco (2)	$58,333	$250,000	$308,333
Total:	$306,317	$1,708,945	$2,015,262

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Treco received additional cash compensation for serving as lead director.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2022:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 26 Main Street, Suite 101, Chatham, New Jersey 07928.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
5% Stockholders
BlackRock, Inc.	Common Stock	30,631,558	(3)	5.7%
Directors and Executive Officers
Seth Lederman	Common Stock	5,355,942	(4)	1%
Jessica Morris	Common Stock	942,441	(5)	*
Bradley Saenger	Common Stock	962,023	(6)	*
Gregory Sullivan	Common Stock	1,417,130	(7)	*
Richard Bagger	Common Stock	349,632	(8)	*
Margaret Smith Bell	Common Stock	354,673	(9)	*
Daniel Goodman	Common Stock	353,883	(10)	*
David Grange	Common Stock	349,152	(11)	*
Adeoye Olukotun	Common Stock	354,232	(12)	*
Carolyn Taylor	Common Stock	237,437	(13)	*
James Treco	Common Stock	402,382	(14)	*
Officers and Directors as a Group (11 persons)	Common Stock	11,078,926	(15)	2.0%

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 14, 2022 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 533,928,624 shares of common stock issued and outstanding as of March 14, 2022.

(3) Based solely on information contained in a Schedule 13G filed with the SEC on February 4, 2022. The mailing address of this beneficial owner is 55 East 52nd street, New York, NY 10055.

(4) Includes 5,207,918 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Laboratories, Inc. (Leder Labs), 30 shares of common stock owned by Starling, 135,000 shares owned through a 401(k) account, 459 shares owned through an IRA account and 31 shares owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(5) Includes 942,424 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 942,380 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 1,317,907 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(8) Includes 339,632 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 349,282 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 348,882 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 349,152 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(12) Includes 348,882 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(13) Includes 237,437 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(14) Includes 392,382 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(15) Includes 10,776,277 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 205 shares of common stock owned by Lederman & Co, 33 shares of common stock owned by L&L, 59 shares of common stock owned by Targent, 30 shares of common stock owned by Leder Labs, 30 shares of common stock owned by Starling, 135,000 shares owned through a 401(k) account of Dr. Lederman, 459 shares owned through an IRA account of Dr. Lederman, 31 shares owned by Dr. Lederman’s spouse.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, PCAOB ID: 274.

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $312,291 and $313,320, respectively.

Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2021 and 2020.

Tax and Other Fees

We did not incur fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2021 and 2020.

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

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2020 and incorporated herein by reference.

10.19	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.20	Asset Purchase Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and Trigemina, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2020 and incorporated herein by reference. †

10.21	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.22	Assignment and Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.23	Purchase and Sale Agreement, dated July 1, 2020, between Tonix Pharmaceuticals Holding Corp. and Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.24	Real Property Purchase and Sale Agreement, dated October 14, 2020, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2020 and incorporated herein by reference. †

10.25	Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2020.*

10.26	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Jessica Morris, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.27	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bradley Saenger, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.28	Purchase and Sale Agreement, dated March 5, 2021, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 15, 2021 and incorporated herein by reference. †

10.29	License Agreement, dated April 14, 2021, between the Company and OyaGen, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021 and incorporated herein by reference †

10.30	Purchase Agreement, dated May 14, 2021, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2021 and incorporated herein by reference.

10.31	Purchase and Sale Agreement, dated July 26, 2021, between the Company and Southern Research, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2021 and incorporated herein by reference.

10.32	Purchase Agreement, dated December 3, 2021, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on December 3, 2021 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016 and incorporated herein by reference.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 14, 2022	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2022	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2022
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2022
Bradley Saenger

/s/ RICHARD BAGGER	Director	March 14, 2022
Richard Bagger

/s/ MARGARET SMITH BELL	Director	March 14, 2022
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 14, 2022
David Grange

/s/ DANIEL GOODMAN	Director	March 14, 2022
Daniel Goodman

/s/ ADEOYE OLUKOTUN	Director	March 14, 2022
Adeoye Olukotun
/s/ CAROLYN TAYLOR	Director	March 14, 2022
Carolyn Taylor

/s/ JAMES TRECO	Director	March 14, 2022
James Treco