Form 10-Q
period 2022-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2022-05-09
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, there were 599,679,596 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,435	$178,660
Prepaid expenses and other	12,554	10,389
Total current assets	152,989	189,049

Property and equipment, net	69,588	50,558

Right of use assets, net	760	914
Other non-current assets	379	379

Total assets	$223,716	$240,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,397	$13,282
Accrued expenses and other current liabilities	5,560	7,945
Lease liability, current	397	489
Total current liabilities	15,354	21,716

Lease liability, net of current	405	467

Total liabilities	15,759	22,183

Commitments (See Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series B Convertible Preferred stock, $0.001 par value; 0 shares designated as of both March 31, 2022 and December 31, 2021; issued and outstanding - None Series A Convertible Preferred stock, $0.001 par value; 0 shares designated as of both March 31, 2022 and December 31, 2021; issued and outstanding - None	—	—
Common stock, $0.001 par value; 1,600,000,000 and 800,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 552,827,431 and 496,245,564 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, and 129,041 shares to be issued as of December 31, 2021	553	496
Additional paid in capital	593,759	578,133
Accumulated deficit	(386,237)	(359,820)
Accumulated other comprehensive loss	(118)	(92)

Total stockholders’ equity	207,957	218,717

Total liabilities and stockholders’ equity	$223,716	$240,900

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
COSTS AND EXPENSES:
Research and development	$18,422	$15,327
General and administrative	8,014	5,409
	26,436	20,736

Operating loss	(26,436)	(20,736)

Interest and other income, net	19	83

Net loss	$(26,417)	$(20,653)

Net loss per common share, basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding, basic and diluted	522,060,899	290,106,510

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,417)	$(20,653)

Other comprehensive loss:
Foreign currency translation loss	(26)	(1)

Total other comprehensive loss	(26)	(1)

Comprehensive loss	$(26,443)	$(20,654)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

					Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2021	496,245,564	$496	$578,133	$(92)	$(359,820)	$218,717
Issuance of common stock in January and March 2022, net of transactional expenses of $507	34,452,826	35	8,453	—	—	8,488
Issuance of common stock under Purchase agreement with Lincoln Park	22,000,000	22	4,513	—	—	4,535
Employee stock purchase plan	129,041	—	40	—	—	40
Stock-based compensation	—	—	2,620	—	—	2,620
Foreign currency transaction gain	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(26,417)	(26,417)
Balance, March 31, 2022	552,827,431	$553	$593,759	$(118)	$(386,237)	$207,957

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

					Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2020	206,008,683	$206	$355,037	$(62)	$(267,533)	$87,648
Issuance of common stock upon exercise of warrants in March 2021 ($0.57 per share)	3,400	—	2	—	—	2
Issuance of common stock in January 2021 ($0.80 per share), net of transactional expenses of $3,096	50,000,000	50	36,854	—	—	36,904
Issuance of common stock in February 2021 ($1.20 per share), net of transactional expenses of $5,002	58,333,334	58	64,939	—	—	64,997
Issuance of common stock under at-the-market offering, net of transactional expenses of $230	9,517,867	10	6,769	—	—	6,779
Employee stock purchase plan	54,447	—	28	—	—	28
Stock-based compensation	—	—	1,212	—	—	1,212
Foreign currency transaction gain	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(20,653)	(20,653)
Balance, March 31, 2021	323,917,731	$324	$464,841	$(63)	$(288,186)	$176,916

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,417)	$(20,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	6
Stock-based compensation	2,620	1,212
Changes in operating assets and liabilities:
Prepaid expenses and other	(2,166)	1,971
Accounts payable	(3,113)	(1,739)
Lease liabilities and ROU asset, net	(1)	(12)
Accrued expenses and other current liabilities	(2,032)	(1,843)
Net cash used in operating activities	(31,046)	(21,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,217)	(505)
Net cash used in investing activities	(20,217)	(505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	—	2
Proceeds from ESPP	40	28
Proceeds, net of expenses of $507 and $8,328, from sale of common stock and warrants	13,023	108,680
Net cash provided by financing activities	13,063	108,710

Effect of currency rate change on cash	(25)	(1)

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,225)	87,146
Cash, cash equivalents and restricted cash beginning of the period	178,900	77,308

Cash, cash equivalents and restricted cash end of period	$140,675	$164,454

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$(1,124)	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing therapeutics to treat and prevent human disease and alleviate suffering. The therapeutics include small molecules and biologics and all drug product candidates are still in development.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2022, the Company had working capital of approximately $137.6 million. At March 31, 2022, the Company had an accumulated deficit of approximately $386.2 million. The Company held cash and cash equivalents of approximately $140.4 million as of March 31, 2022.

The Company believes that its cash resources at March 31, 2022 and the proceeds that it raised from equity offerings in the second quarter of 2022 (See Note 17), will meet its operating and capital expenditure requirements through the end of 2022, but not beyond.

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

The condensed consolidated balance sheet as of December 31, 2021 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2022 and December 31, 2021, cash equivalents, which consisted of money market funds, amounted to $120.5 million and $120.4 million, respectively. Restricted cash, which is reported within other non-current assets, at both March 31, 2022 and December 31, 2021 of approximately $240,000 collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York (see Note 15).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that amount to the total shown in the condensed consolidated statement of cash flows:

	March 31, 2022	March 31, 2021
	(in thousands)
Cash and cash equivalents	$140,435	$164,214
Restricted cash	240	240
Total	$140,675	$164,454

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 20 years for buildings and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation on assets begin when the asset is placed in service. Depreciation and amortization expense for the quarters ended March 31, 2022, and 2021 was $63,000 and $6,000, respectively. The Company’s property and equipment is located in the United States.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of March 31, 2022, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

Research and Development Costs

The Company outsources certain of its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired has been expensed as research and development costs, as such property is related to particular research and development projects and had no alternative future uses.

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

Stock-based compensation

All stock-based payments to employees and to nonemployees for their services, including grants of restricted stock units (“RSUs”), and stock options, are measured at fair value on the grant date and recognized in the condensed consolidated statements of operations as compensation or other expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

Foreign Currency Translation

Operations of the Company’s Canadian subsidiary, Tonix Pharmaceuticals (Canada), Inc., are conducted in local currency, which represents its functional currency. The U.S. dollar is the functional currency of the other foreign subsidiaries. Balance sheet accounts of the Canadian subsidiary were translated from foreign currency into U.S. dollars at the exchange rate in effect at the balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process were included in accumulated other comprehensive loss on the consolidated condensed balance sheets.

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

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2022, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

 Per Share Data

The computation of basic and diluted loss per share for the quarters ended March 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2022 and March 31, 2021, as results of operations were a loss for the period.

Potentially dilutive securities (See Note 13 and Note 14) excluded from the computation of basic and diluted net loss per share, as of March 31, 2022 and 2021, are as follows:

	2022	2021
Warrants to purchase common stock	638,991	644,906
Options to purchase common stock	66,440,340	22,983,353
Totals	67,079,331	23,628,259

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31	December 31
	2022	2021
	(in thousands)
Land	$8,011	$7,911
Construction in progress	58,875	41,921
Office furniture and equipment	830	756
Laboratory Equipment	2,312	347
Leasehold improvements	23	23
	70,051	50,958
Less: Accumulated depreciation and amortization	(463)	(400)
	$69,588	$50,558

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

On October 1, 2021, the Company completed the acquisition of a research and development facility in Maryland totaling $17.5 million, to process development activities. Of the total purchase price, $2.1 million was allocated to the value of land acquired, and $13.9 million was allocated to Construction in progress, as the building was not ready for its intended use, and approximately $1.5 million was allocated to Office furniture and equipment and Laboratory equipment. Of the $1.5 million, $0.8 million, as of March 31, 2022, is included in Construction in progress as those assets were not ready for their intended use. Additionally, as of March 31, 2022, the Company has incurred approximately $0.4 million in work-in-process, which is included in construction in progress. As of March 31, 2022, the asset was operational, but the asset was not ready for its intended use.

On September 28, 2020, the Company completed the purchase of its 40,000 square foot facility in Massachusetts for $4.0 million, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to construction in progress, as the building was not ready for its intended use. Additionally, the Company incurred approximately $17.4 million of costs during the quarter ended March 31, 2022, bringing total costs incurred-to-date to $40.2 million, of which the majority relates to the build-out of the facility, which is included in construction in progress as of March 31, 2022. As of March 31, 2022, the asset was not ready for its intended use.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of March 31, 2022, the asset was not ready for its intended use.

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

As of March 31, 2022, and December 31, 2021, the Company used Level 1 quoted prices in active markets to value cash equivalents of $120.5 million and $120.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both March 31, 2022 and December 31, 2021.

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

MARCH 31, 2022 AND 2021 (UNAUDITED)

On February 10, 2022, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 800,000,000 to 1,600,000,000.

NOTE 6 – ASSET PURCHASE AGREEMENT WITH KATANA

On December 22, 2020, the Company entered into an asset purchase agreement (the “Katana Asset Purchase Agreement”) with Katana Pharmaceuticals, Inc. (“Katana”) pursuant to which Tonix acquired Katana assets related to insulin resistance and related syndromes, including obesity (the “Katana Assets”). In connection with the acquisition of the Katana Assets, Tonix assumed Katana’s rights and obligations under that certain Exclusive License Agreement by and between Katana and The University of Geneva (“Geneva”) (the “Geneva License “Agreement”) pursuant to an Assignment and Assumption Agreement with Geneva (“Geneva Assignment and Assumption Agreement”), dated December 22, 2020. As consideration for entering into the Katana Asset Purchase Agreement, Tonix paid $0.7 million to Katana. The costs associated with the cash payments were recorded to research and development expenses in the statement of operations for the year ended December 31, 2020. Because the Katana intellectual property was acquired prior to U.S. Food and Drug Administration (FDA) approval, the cash consideration totaling $0.7 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

As consideration for entering into the License Agreement, Tonix paid a low-seven digit license fee to OyaGen, and issued to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of the Company’s common stock, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The shares were valued at $3.0 million, which was recorded as research and development expense. The OyaGen License also provides for single-digit royalties and contingent milestone payments. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

During the quarter ended March 31, 2022, the Company has sold 22.0 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million. Subsequent to March 31, 2022, the Company has sold 13.0 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $2.0 million.

February 2021 Financing

On February 8, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 58,333,334 shares of its common stock, in a registered direct public offering (the “February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate amount of $4.9 million. The Company incurred other offering expenses of approximately $0.1 million. The Company received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

January 2021 Financing

On January 11, 2021, the Company entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 50,000,000 shares of its common stock in a registered direct public offering (the “January 2021 Financing”), with AGP as placement agent. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $2.8 million. The Company incurred other offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $36.9 million, after deducting the fees and other offering expenses.

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $240.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2022, the Company sold approximately 34.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $8.5 million. During the quarter ended March 31, 2021, the Company sold approximately 9.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $6.8 million. Subsequent to March 31, 2022, the Company has sold 33.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $6.8 million.

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2022, 32,808,160 shares were available for future grants under the Amended and Restated 2020 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	25,780,262	$1.83	8.83		$—
Grants	40,660,690	0.46
Exercised	—	—
Forfeitures or expirations	(612)	1,755.85

Outstanding at March 31, 2022	66,440,340	$0.98	9.38		$372,186
Exercisable at March 31, 2022	11,150,220	$2.54	8.36	$

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2022 and 2021 was $0.18 and $1.10 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Risk-free interest rate	1.67% to 2.22%	1.00% to 1.34%
Expected term of option	6.00 to 6.25 years	6.00 years
Expected stock price volatility	131.61% to 133.20%	132.23% to 132.78%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.6 million, of which $1.9 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2022.

Stock-based compensation expense relating to options granted of $1.2 million, of which $0.8 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2021.

As of March 31, 2022, the Company had approximately $18.9 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.38 years.

  TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

Employee Stock Purchase Plans

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2020 ESPP, as defined below, by the stockholders, no further grants may be made under the 2019 ESPP Plan. On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As a result of the adoption of the 2022 ESPP, as defined below, by the stockholders, no further grants may be made under the 2020 ESPP Plan. On May 6, 2022, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan (the “2022 ESPP”, and together with the 2019 ESPP and the 2020 ESPP, the “ESPP Plans”)).

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 3,000,000 shares of the Company’s common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of March 31, 2022, 7 shares were available for future sales under the 2020 ESPP and 3,000,000 shares were available for future sales under the 2022 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarters ended March 31, 2022 and 2021, $0 and $47,000, respectively were expensed. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In January 2022, 129,041 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees.

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.50	24,920	November 2024
$0.57	123,500	February 2025
$35.00	490,571	December 2023
	638,991

No warrants were exercised during the quarter ended March 31, 2022.

During the quarter ended March 31, 2021, 3,400 warrants from the February 2020 Financing, with an exercise price of $0.57, were exercised for proceeds of approximately $2,000.

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2022, the Company has right-of-use assets of $0.8 million and a total lease liability for operating leases of $0.8 million of which $0.4 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

At March 31, 2022, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$354
2023	169
2024	145
2025	149
817
Included interest	(15)
$802

No new and amendments to operating leases were entered into by the Company during either of the quarters ended March 31, 2022 and 2021.

Operating lease expense was $0.2 million for both the quarters ended March 31, 2022 and 2021.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating cash flow from operating leases (in thousands)	$156	$158

Weighted Average Remaining Lease Term
Operating leases	2.70 years	3.54 years

Weighted Average Discount Rate
Operating leases	1.37%	1.47%

NOTE 16 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $62.7 million at March 31, 2022 for future work to be performed.

The Company entered into a construction contract with outstanding commitments aggregating approximately $18.1 million at March 31, 2022 for future work to be performed.

On March 3, 2021, the Company entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase is expected to close during the second quarter of 2022.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2022 and 2021, the Company charged operations $191,000 and $70,000, respectively, for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company sold 33.9 million shares of common stock under the Sales Agreement with AGP for net proceeds of approximately $6.8 million.

Subsequent to March 31, 2022, the Company sold 13.0 million shares of common stock under the Purchase Agreement with Lincoln Park for net proceeds of approximately $2.0 million.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring and developing therapeutics to treat and prevent human disease and alleviate suffering. Our portfolio is composed of central nervous system (CNS), rare disease, immunology and infectious disease product candidates. Our CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our lead CNS candidate, TNX-102 SL (cyclobenzaprine HCl sublingual tablet), is in mid-Phase 3 development for the management of fibromyalgia with a new Phase 3 study launched in the second quarter of 2022 and interim data expected in the first quarter of 2023. TNX-102 SL is also being developed to treat Long COVID, a chronic post-acute COVID-19 condition. We expect to initiate a Phase 2 study in Long COVID in the second quarter of 2022. TNX-102 SL is also being developed to treat posttraumatic stress disorder, or PTSD. We expect to begin enrolling a Phase 2 study in PTSD in police in Kenya in the second quarter of 2022. TNX-1300 (cocaine esterase) is a biologic designed to treat cocaine intoxication that is expected to start a Phase 2 trial in the second quarter of 2022. TNX-1300 has been granted Breakthrough Therapy Designation by the FDA. TNX-1900 (intranasal potentiated oxytocin), a small molecule in development for chronic migraine, is expected to enter the clinic with a Phase 2 study in the second half of 2022. Finally, TNX-601 CR (tianeptine oxalate and naloxone controlled-release tablets) is in development for the treatment of major depressive disorder with a Phase 2 study expected to be initiated in the first quarter of 2023. Our rare disease portfolio includes TNX-2900 (intranasal potentiated oxytocin) for the treatment of Prader-Willi syndrome. TNX-2900 has been granted Orphan-Drug Designation by the FDA.  Our immunology portfolio includes biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500 which is a humanized monoclonal antibody targeting CD40-ligand being developed for the prevention of allograft and xenograft rejection and for the treatment of autoimmune diseases. A Phase 1 study of TNX-1500 is expected to be initiated in the second half of 2022. Our infectious disease pipeline consists of a vaccine in development to prevent smallpox and monkeypox called TNX-801, next-generation vaccines to prevent COVID-19, and a platform to make fully human monoclonal antibodies to treat COVID-19. Our lead vaccine candidates for COVID-19 are TNX-1840 and TNX-1850, which are live virus vaccines based on Tonix’s recombinant pox live virus vaccine platform. Tonix initiated a first-in-human, dose-finding clinical study for TNX-2100, a diagnostic skin test to measure delayed-type hypersensitivity (DTH) reaction to SARS-CoV-2, in early January 2022. However, due to the current COVID landscape in which the U.S. Centers for Disease Control and Prevention (CDC) reports that approximately 60% of adults and approximately 75% of children and adolescents in the U.S. have been infected with SARS-CoV-2, and the current U.S. strategy of reducing or eliminating control measures such as mask-mandates, lockdowns or surveillance, Tonix has stopped enrollment in the study and is terminating further development in the US.

All of our product candidates are investigational new drugs or biologics and have not been approved for any indication.

 Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2022 were $18.4 million, an increase of $3.1 million, or 20%, from $15.3 million for the three months ended March 31, 2021. This increase is predominately due to increased non-clinical expenses of $1.0 million and increased employee-related expenses of $2.1 million. We expect research and development expenses to increase during 2022 as we move our clinical development programs forward and continue to invest in our development pipeline.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the quarters ended March 31, 2022, and 2021.

	March 31,
	(in thousands)
	2022	2021	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$3,523	$4,587	$(1,064)
Direct expenses – TNX – 601 CR	264	909	(645)
Direct expenses – TNX - 1300	1,343	3,060	(1,717)
Direct expenses – TNX - 1500	1,852	1,176	676
Direct expenses – TNX - 1800	2,976	2,416	560
Direct expenses – TNX - 1900	738	313	425
Direct expenses – TNX - 3500	633	—	633
Direct expenses – Other programs	1,965	637	1,328
Internal staffing, overhead and other	5,128	2,229	2,899
Total research & development	$18,422	$15,327	$3,095

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

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 were $8.0 million, an increase of $2.6 million, or 48%, from $5.4 million incurred in the three months ended March 31, 2021. The increase is primarily due to an increase in employee-related expenses of $1.8 million, an increase in legal fees of $0.1 million due to increased patent prosecution costs, and an increase in financial reporting expenses of $0.3 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2022 was $26.4 million, compared to a net loss of $20.7 million for the three months ended March 31, 2021, an increase of $5.7 million or 28%.

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

As consideration for entering into the License Agreement, we paid a low-seven digit license fee to OyaGen, and issued to OyaGen and an affiliated entity an aggregate of 2,752,294 shares of our common stock, which is unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The OyaGen License also provides for single-digit royalties and contingent milestone payments. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

 We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of March 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital of $137.6 million, comprised primarily of cash and cash equivalents of $140.4 million and prepaid expenses and other of $12.6 million, offset by $9.4 million of accounts payable, $5.6 million of accrued expenses and current lease liabilities of $0.4 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program.

The following table provides a summary of operating, investing and financing cash flows for the quarters ended March 31, 2022, and 2021, respectively (in thousands):

	March 31,
	2022	2021
Net cash used in operating activities	$(31,046)	$(21,058)
Net cash used in investing activities	(20,217)	(505)
Net cash provided by financing activities	13,063	108,710

For the three months ended March 31, 2022 and 2021, we used approximately $31.1 million and $21.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities. For the three months ended March 31, 2022 and 2021, net proceeds from financing activities were $13.1 million and $108.7 million, respectively, predominately from the sale of our common stock and warrants. Cash used by investing activities for the three months ended March 31, 2022 and 2021, was $20.2 million and $0.5 million respectively, related to the purchase of property and equipment.

We believe that our cash resources at March 31, 2022, and the proceeds that we raised from equity offerings subsequent to the end of the first quarter of 2022, will meet our operating and capital expenditure requirements through the end of 2022, but not beyond.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of filing of this Form 10-Q. We have the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. However, we may not be able to raise capital on terms acceptable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

During the quarter ended March 31, 2022, we sold 22.0 million shares of our common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million. Subsequent to March 31, 2022, we sold 13.0 million shares of our common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $2.0 million.

February 2021 Financing

On February 8, 2021, we entered into a securities purchase agreement (the “February 2021 Financing”) with certain institutional investors relating to the issuance and sale of 58,333,334 shares of our common stock, in a registered direct public offering (the “February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $1.20. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate amount of $4.9 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

January 2021 Financing

On January 11, 2021, we entered into a securities purchase agreement (the “January 2021 Financing”) with AGP, relating to the issuance and sale of 50,000,000 shares of our common stock, in a registered direct public offering. The public offering price for each share of common stock was $0.80. The January 2021 Financing closed on January 13, 2021. AGP purchased the shares at a seven percent discount to the then current public price, for an aggregate discount of $2.8 million. We incurred other offering expenses of approximately $0.3 million. We received net proceeds of approximately $36.9 million, after deducting the underwriting discount and other offering expenses.

At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our Common stock having an aggregate offering price of up to $240.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2022, we sold approximately 34.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $8.5 million. During the quarter ended March 31, 2021, we sold approximately 9.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $6.8 million. Subsequent to March 31, 2022, we sold 33.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $6.8 million.

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) SARs, (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan provides for the issuance of up to 10,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2022, 32,808,160 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2022 and 2021 was $0.18 and $1.10 per share, respectively.

Stock-based compensation expense relating to options granted of $2.6 million, of which $1.9 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2022.

Stock-based compensation expense relating to options granted of $1.2 million, of which $0.8 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2021.

As of March 31, 2022, we had approximately $18.9 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.38 years.

Employee Stock Purchase Plan

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2019 Employee Stock Purchase Plan (the “2019 ESPP”). As a result of adoption of the 2020 ESPP, as defined below, by the stockholders, no further grants may be made under the 2019 ESPP Plan. On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As a result of the adoption of the 2022 ESPP, as defined below, by the stockholders, no further grants may be made under the 2020 ESPP Plan. On May 6, 2022, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan (the “2022 ESPP”, and together with the 2019 ESPP and the 2020 ESPP, the “ESPP Plans”)).

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 3,000,000 shares of our common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of March 31, 2022, 7 shares were available for future sales under the 2020 ESPP and 3,000,000 shares were available for future sales under the 2022 ESPP.

 The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarters ended March 31, 2022 and 2021, $0 and $47,000, respectively were expensed. In January 2021, 54,447 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In January 2022, 129,041 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees.

Commitments

Contractual agreements

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $62.7 million at March 31, 2022 for future work to be performed.

We have entered into a construction contract with outstanding commitments aggregating approximately $18.1 million at March 31, 2022 for future work to be performed.

On March 3, 2021, we entered into a $2.9 million contingent non-binding Purchase and Sales Agreement in connection with a property in Massachusetts. The property is intended for process development activities. The purchase is expected to close during the second quarter of 2022.

Operating leases

As of March 31, 2022, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$354
2023	169
2024	145
2025	149
817
Included interest	(15)
$802

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

Not applicable.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 14, 2022 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: May 9, 2022	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)