Form 10-K
period 2022-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2023-03-13
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2022, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $50,022,154. For purposes of this computation, all officers and directors are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2023, there were 62,539,497 shares of registrant’s common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file or will file with the SEC, which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on our corporate website at www.tonixpharma.com).

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

 Business Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics and vaccines to treat and prevent human disease and alleviate suffering. We have a rich pipeline of products in development that has been curated from internal discovery, as well as licenses, acquisitions and collaborations with academic institutions and contract research organizations. We continue to build capabilities in synthetic biology, precision medicine, protein engineering, medicinal chemistry, molecular biology, pharmacogenomics and clinical-scale manufacturing. Our therapeutics under development include both small molecules and biologics.

Our portfolio consists of central nervous system, or CNS, rare disease, immunology, and infectious disease product candidates. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our rare disease portfolio focuses on developing novel therapies for patients with rare diseases, including those caused by genetic disorders which are characterized by complex symptoms and for which no drug is approved. Our immunology portfolio includes biologics to address organ transplant rejection, autoimmune diseases and cancer. Our infectious disease portfolio includes a vaccine in development to prevent smallpox and mpox (formerly known as monkeypox), next-generation vaccines to prevent COVID-19, a platform to make fully human monoclonal antibodies, or mAbs, to treat COVID-19 and humanized anti-SARS-CoV-2 mAbs. Our vaccine in development to prevent smallpox and mpox also serves as the live virus vaccine platform or recombinant pox vaccine (RPV) platform for other infectious diseases.

Our latest stage CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of cyclobenzaprine (CBP) designed for bedtime administration. TNX-102 SL has active INDs for fibromyalgia, or FM, FM-type Long COVID or PASC (post-acute sequelae of SARS-CoV-2 infection), posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD.

TNX-102 SL is in mid-Phase 3 development for the management of FM, a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. In December 2020, we reported positive results from the Phase 3 RELIEF study of TNX-102 SL 5.6 mg for the management of FM. In July 2021, we reported pre-planned interim analysis results from a second Phase 3 study, RALLY. Based on the recommendation from the independent data monitoring committee (IDMC) that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We reported topline data from the completed study in March of 2022. As expected, based on interim analysis results, TNX-102 SL did not achieve statistical significance over placebo on the primary endpoint of reduction in daily pain, and relative to the previous positive Phase 3 Study (RELIEF), RALLY had an unexpected increase in study participant adverse event-related discontinuations in both drug and placebo groups. In April 2022, we started a new potentially confirmatory Phase 3 study of TNX-102 SL in FM, RESILIENT. Interim analysis results are expected in the second quarter of 2023 and topline results are expected in the fourth quarter of 2023. Following a positive outcome of the RESILIENT study, Tonix believes we would be positioned to file a New Drug Application (NDA) for TNX-102 SL for the management of FM.

TNX-102 SL is also being developed as a potential treatment for a type of Long COVID, the symptoms of which overlap with FM, that we term FM-type Long COVID. We initiated enrollment in the Phase 2 study PREVAIL, in August 2022. The primary endpoint is a change in daily pain scores from baseline.

For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. We subsequently completed a meeting with the FDA to discuss potential new endpoints going forward for the indication of treatment of PTSD. Future studies will employ the one month look-back CAPS-5 as the primary endpoint rather than the one week look-back as used in prior studies.

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

TNX-1900* (intranasal potentiated oxytocin) is in development for the treatment of chronic migraine and obesity-associated binge eating disorder, or BED. TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animal studies to potentiate binding of oxytocin to the oxytocin receptor. We received IND clearance from the FDA in the fourth quarter of 2021 to study TNX-1900 in chronic migraine and we initiated a Phase 2 study in migraine in the first quarter of 2023. We expect interim analysis results from the first 50 percent of patients enrolled in the fourth quarter of 2023. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct an investigator-initiated Phase 2 clinical trial to study TNX-1900 in BED. The Phase 2 clinical trial is expected to start in the second quarter of 2023. We do not own an IND for BED. We also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva and also have rights to develop it as a treatment for craniofacial pain, but we are not imminently pursuing clinical trials in either of these indications at this time.

TNX-601 ER* (tianeptine hemioxalate extended-release tablets) is a CNS product candidate in development as a treatment for major depressive disorder, or depression, and with possible additional indications of PTSD, and neurocognitive dysfunction associated with corticosteroid use. TNX-601 ER represents a novel approach to treating depression in the U.S., since the active ingredient tianeptine induces a neuroprotective and resilient phenotype in both neurons and microglia under conditions of stress in animals. The dramatic and unique effects of tianeptine are illustrated in animal models by the restoration of dendritic arborization of pyramidal neurons of CA3 region of hippocampus and the dentate gyrus region new neuron formation and integration into hippocampal networks. In contrast, antidepressants that are marketed in the U.S. act by modulating the levels or receptor binding of neurotransmitters in the synapse. We have completed a Phase 1 trial for formulation development outside of the U.S. We expect to initiate a potentially pivotal Phase 2 study in the first quarter of 2023 for the treatment of major depressive disorder and we expect interim analysis results from the first 50 percent of patients enrolled in the fourth quarter of 2023.

Another CNS candidate in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous, or i.v., cocaine. In August of 2022, we received a Federal Grant from the National Institute on Drug Abuse (NIDA) to advance the development of TNX-1300 as a treatment for cocaine intoxication. We expect to initiate a potentially pivotal Phase 2 study of TNX-1300 in emergency rooms in the second quarter of 2023.

Finally, our CNS pipeline includes TNX-1600*, an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine, or a triple reuptake inhibitor. TNX-1600 was licensed from Wayne State University in 2019 and is expected to be developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1600 is in the preclinical stage of development.

Our rare disease portfolio consists of TNX-2900*, another magnesium-potentiated intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from Inserm, the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the Prader-Willi genes. TNX-2900 has been granted Orphan-Drug Designation for the treatment of PWS and is in the pre-IND stage of development.

Our lead candidate in the immunology pipeline is TNX-1500*, a humanized mAb, directed against CD40-ligand, or CD40L (also known as CD154), engineered to modulate binding to Fc receptors, that is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. In experiments at the Massachusetts General Hospital or MGH, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Preliminary results from ongoing experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. First generation anti-CD40L mAb therapies were associated with an increased risk of blood clots or thrombosis. In the non-human primate studies with TNX-1500 for the prevention of rejection in allogeneic organ transplants, no evidence of thrombosis has been observed so far. We expect to start a Phase 1 study of TNX-1500 in the second quarter of 2023. TNX-1500 also is being studied in combination with other immunosuppressive agents in xenogeneic organ transplants in non-human primates at MGH and at the University of Maryland at Baltimore or UMB. In experiments at UMB, TNX-1500 is being studied to prevent rejection of xenogeneic hearts from genetically engineered pigs developed by the Revivicor division of United Therapeutics Corporation.

Our immunology pipeline also includes TNX-1700*, a recombinant Trefoil Factor Family 2, or rTFF2, fusion protein that was licensed from Columbia University in 2019. TNX-1700 consists of TFF2 fused to human serum albumin or HSA and is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism, in combination with PD1 blockers, and is in the preclinical stage of development. We recently presented data that show a murine version of TNX-1700 consisting of a fusion protein with murine serum albumin or MSA was able to evoke anti-tumor immunity in the MC38 mouse model of colorectal cancer as monotherapy and that TNX-1700 augmented the efficacy of anti-PD1 therapy in both the MC38 model and the CT26.wt mouse models of colorectal cancer.

Our infectious disease portfolio includes vaccines based on our live virus vaccine or recombinant pox vaccine, “RPV” platform. Live virus vaccines are believed to protect against poor clinical outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801*, a live attenuated vaccine based on synthesized horsepox, is in the pre-IND stage of development to protect against smallpox and mpox. Non-human primates vaccinated with TNX-801 were protected from mpox in studies reported in the first quarter of 2020. A Phase 1 study of TNX-801 in humans is expected to start in the second half of 2023. TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector.

TNX-1850* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the BA.2 strain that has not yet been tested in animals. TNX-1800* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. Because the subsequent omicron variant out-competed the ancestral Wuhan strain, we began work on new vaccine versions, TNX-1840* and TNX-1850*, that are designed to express spike protein from the omicron variant and from the BA.2 variant, respectively. Of those, based on the trajectory of COVID-19, the focus is now on TNX-1850. The COVID-19 vaccines that are approved for use, or have emergency use authorization, or EUA, in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

TNX-2300* is a live virus vaccine based on bovine parainfluenza virus in development to protect against COVID-19. In April 2022, Tonix extended a sponsored research agreement with Kansas State University to develop a vaccine candidate, TNX-2300, for the prevention of COVID-19 that utilizes a novel live virus vaccine vector platform based on bovine parainfluenza virus. The efficacy of co-expression of the CD40-ligand, also known as CD154, to stimulate T cell immunity will also be tested. Attenuated bovine parainfluenza virus has previously been shown to be an effective antigen delivery vector in humans. Previous work by others has shown that attenuated BPI3V is well tolerated and immunogenic in non-human primates and human infants and children. We believe the vector is well suited for mucosal immunization using a nasal atomizer, and can also be delivered parenterally. TNX-2300 is in the preclinical stage of development.

TNX-3600* and TNX-3800* are mAbs directed against SARS-CoV-2 which are in development as potential therapeutic or preventative agents for COVID-19. Given the unpredictable trajectory of the SARS-CoV-2 virus and new variants, we seek to contribute a broad set of anti-SARS-CoV-2 mAbs, that can be scaled up quickly and potentially combined with other mAbs. We envision the future of mAb therapy for COVID-19 to be cocktails of mAbs with specificity to variants of concern.  TNX-3600 refers to a series of fully human mAbs generated by human-human hybridomas from COVID-19 convalescent volunteers. We are collaborating with Columbia University to produce these fully human mAbs to SARS-CoV-2 spike proteins from variants such as delta, omicron and XBB1.5 and to other viral targets. TNX-3800 refers to three humanized murine mAbs which we licensed exclusively in December 2022 from Curia Global, Inc. for the treatment or prophylaxis of SARS-CoV-2 infection. The initial focus is to develop COVID-19 therapeutic mAbs. We plan to seek indications similar to previously EUA-approved therapeutic mAbs for treating individuals with mild-to-moderate COVID-19 who are at high risk for progression to severe disease or for prophylaxis in individuals with compromised immune systems who are at high risk for severe COVID-19 disease. None of the previously EUA-approved therapeutic or preventative mAbs are still available, because each has become obsolete since the SARS-CoV-2 virus has mutated to evade their binding. TNX-3600 and TNX-3800 mAbs may also be used in combination therapy with other COVID-19 therapeutic mAbs. Combination therapies with other anti-SARS-CoV-2 mAbs may reduce the emergence of resistant viral strains. TNX-3600 and TNX-3800 are in the preclinical stage of development.

TNX-3700* is a COVID-19 mRNA vaccine candidate employing a zinc nanoparticle (ZNP) formulation. In collaboration with Kansas State University, we are developing this ZNP technology as a potential replacement for the lipid nanoparticle (LNP) technology used in current mRNA vaccines. ZNP technology potentially allows for improved stability which facilitates shipping and storage and addresses the limitations in current mRNA vaccines which require ultra-cold storage and shipping. This current requirement limits the use of mRNA vaccines in less developed countries. We plan to seek initial indications as a booster, similar to the current FDA approved mRNA vaccines for COVID-19. We intend to conduct research with Kansas State University on ZNP SARS-CoV-2 spike based vaccines in tissue culture and animals in the first half of 2023. TNX-3700 is in the preclinical stage of development.

Relating to our COVID-19 and other infectious disease development programs, we are developing the resources necessary to enable internal research, development and manufacturing capabilities necessary to meet the goal of producing new vaccine candidates within 100 days of recognition within weeks of obtaining sequence information from a novel pathogen. We seek to be a leader in the movement to re-build domestic U.S. research, development and manufacturing capabilities. Because this movement follows a protracted period when domestic research, development and manufacturing were moved out of the U.S., or “off-shore” by other companies to save on labor and other costs, the movement to reverse that trend has been described as “on-shoring” or “re-domestication”. The COVID-19 pandemic taught that national borders may close during a health emergency. Therefore, domestic capabilities are essential for the health security of the U.S., which has also been described as pandemic preparedness and biodefense. As articulated in the American Pandemic Preparedness Plan, or AP3, released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. We believe we have established the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine and potentially to other vaccine and therapeutic platforms. This infrastructure consists of (i) our R&D Center, or “RDC”, (ii) our Advanced Development Center, or “ADC”, and (iii) our Commercial Manufacturing Center, or “CMC”. We acquired the RDC in Frederick, Maryland consisting of one building totaling approximately 48,000 square feet. The acquisition closed in October 2021 and the facility is operational. The RDC facility focuses on our development of vaccines and antiviral drugs against SARS-CoV-2, its variants, and other infectious diseases. The RDC also conducts research on central nervous systema and immunology drugs. The RDC facility is mostly biosafety level 2 (BSL-2), with some components designated BSL-3. We completed the substantial renovation of the ADC located in the New Bedford business park in Dartmouth, Massachusetts, which became operational as of the fourth quarter 2022. This approximately 45,000 square foot BSL-2 facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines and biologics to support clinical trials. We also plan to build the CMC in Hamilton, Montana, where we purchased approximately 44 acres of land and have built a field office to manage construction of the facility. The CMC will focus on developing and manufacturing commercial scale live-virus vaccines and biologics and is also intended to be BSL-2. Site enabling work is expected to be initiated for the CMC in 2023. Together, we expect these facilities may qualify the RPV vaccine platform for programs that are designed to carry out the goals of AP3.

*All of our product candidates are investigational new drugs or biologics and have not been approved for any indication.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

Corporate Information

We were incorporated on November 16, 2007 under the laws of the State of Nevada as Tamandare Explorations Inc. On October 11, 2011, we changed our name to Tonix Pharmaceuticals Holding Corp. Our common stock is listed on The NASDAQ Capital Market under the symbol “TNXP”. Our principal executive offices are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 799-8599. Our website address is www.tonixpharma.com.

Our Strategy

Our strategy is to use our integrated development engine to advance innovative programs across multiple therapeutic areas into the clinic while maximizing asset potential, with the objective of developing and commercializing our product candidates. The principal components of our strategy are to:

●

Pursue CNS, rare disease, immunology, and infectious disease indications with high unmet medical need and significant commercial potential. Within the therapeutic areas that Tonix is focusing on, we are pursuing multiple indications that are underserved with limited, effective treatment options. One of our latest stage product candidates, TNX-102 SL for the management of FM, a condition which affects between 6-12 million adults in the U.S. and fewer than half of those treated for FM receive relief from the three FDA-approved drugs.

We are also pursuing a treatment using TNX-102 SL for FM-type Long COVID, a condition for which there is no currently approved therapy. Our broader development strategy is to leverage the patented formulation and proven mechanism of action to explore the clinical potential of TNX-102 SL in multiple other, psychiatric, and addiction conditions, including PTSD, Agitation in Alzheimer’s disease and Alcohol Use Disorder (AUD), all of which are underserved by currently approved medications or have no approved treatment thus representing large unmet medical needs. Within CNS, Tonix is also developing TNX-1900 to treat chronic migraine, TNX-601 ER to treat major depressive disorder and TNX-1300 to treat cocaine intoxication. Although a number of drugs are approved for chronic migraine and major depressive disorder, there remains dissatisfaction with available options. Cocaine intoxication is one of the leading causes of overdose deaths and for which there is no currently approved drug. With TNX-1500, we are pursuing a treatment to prevent organ transplant rejection as well as autoimmune conditions. TNX-1500 is a third generation humanized mAb targeting the CD40L that has the potential to deliver efficacy without compromising safety, based on modulated binding to Fc receptors. At this time, no mAb against CD40L has been licensed anywhere in the world. Within infectious diseases, we are currently focusing on the development of TNX-801 to prevent smallpox and mpox, and TNX-1850 to protect against COVID-19. While there are FDA-approved vaccines to prevent smallpox and mpox, we believe TNX-801 has potential to provide durable protection. While there are FDA-approved COVID-19 vaccines which use mRNA technology, or other technologies, we believe that there are limitations to these vaccines relating to durability of protection and their relative inability to block forward transmission.

●	Maximize the commercial potential of our lead product candidates. We plan to commercialize each of our lead product candidates, including our latest stage candidate, TNX-102 SL, either on our own or through collaboration with partners. We believe our lead candidates can be marketed to U.S. physicians either by an internal sales force that we would build or by a contract sales organization, which we would engage. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for commercialization.

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the case of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. In the case of TNX-801 and TNX-1850, we own patent applications protecting their composition-of-matter and certain methods of use. We also own patents through in-licensing transactions for TNX-1300, TNX-1900, TNX-2900, and TNX-1700. We own patents outright for TNX-601 ER and have filed patent applications for TNX-1500 and TNX-3700. We plan to opportunistically apply for new patents to protect our product candidates.

●

Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of TNX-102 SL for generalized anxiety disorder, depression, and fatigue related to disordered sleep. For TNX-1900, we own the rights to develop this for craniofacial pain, episodic migraine, acute migraine and insulin resistance, in addition to chronic migraine. For TNX-601 ER, we own the rights to develop this for PTSD and neurocognitive disorder from corticosteroid use, in addition to major depressive disorder. Finally, our live virus platform using our RPV technology may be developed as vaccines for future pandemics, infectious diseases generally and oncology, in addition to smallpox and mpox.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our product candidates in or nearing the clinical-stage is set forth below.

Central Nervous System

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

Long COVID

Long COVID, or PASC, is a condition that some survivors of COVID-19 infection experience in varying degrees of severity. It is a chronic disabling condition that is expected to result in a significant global health and economic burden. We are focusing development of TNX-102 SL on FM-type Long COVID. The symptoms include intense fatigue, sleep problems, multi-site pain, and cognitive issues (“brain fog”). The proposed indication is for the management of multi-site pain associated with PASC.

Post infection, many patients experience one or many of the symptoms of Long COVID: some patients have initial symptoms that become prolonged; others manifest entirely new syndromes that impact more than one system or organ. According to a 2021 publication in the Journal of American Medical Association (JAMA), over 1 in 10 healthcare workers who had recovered from COVID-19 were still coping with at least one moderate to severe symptom eight months later. Research shows that Long COVID occurs in approximately 13% of recovered COVID-19 patients. There is currently no approved drug for the treatment of Long COVID.

Migraine Headaches

Migraine is a primary headache disorder characterized by recurrent headaches that are moderate to severe. Typically, episodes affect one side of the head, are pulsating in nature, and last from a few hours to three days. Associated symptoms may include nausea, vomiting, and sensitivity to light, sound, or smell. The pain is generally made worse by physical activity, although regular exercise may have prophylactic effects. Up to one-third of people affected have aura, typically a short period of visual disturbance that signals that the headache will soon occur. Occasionally, aura can occur with little or no headache following it. Approximately one billion individuals worldwide suffer from migraine (~14% of the population). Migraine is the second leading cause of years lived with disability. Chronic migraine (≥ 15 headache/migraine days per month) affects about 1-2% of individuals (~75-150 million individuals worldwide; 3-7 million in the U.S.). CGRP antibodies are the only migraine specific prophylaxis drugs approved in decades, but they require parenteral administration and there are long term safety concerns with prolonged systemic blockade of CGRP or its receptor.

Major Depressive Disorder

According to the Substance Abuse and Mental Health Services Administration, an estimated 21.0 million adults in the U.S. in 2020 experienced at least one major depressive episode, representing 8.4% of all U.S. adults. According to the National Institute of Mental Health, depression affects approximately 17 million adults in the U.S., with approximately 2.5 million adults treated with adjunctive therapy. Depression is a condition characterized by symptoms such as a depressed mood or loss of interest or pleasure in daily activities most of the time for two weeks or more, accompanied by appetite changes, sleep disturbances, motor restlessness or retardation, loss of energy, feelings of worthlessness or excessive guilt, poor concentration, and suicidal thoughts and behaviors. These symptoms cause clinically significant distress or impairment in social, occupational, or other important areas of functioning. The majority of people who suffer from depression do not respond adequately to initial antidepressant therapy.

Cocaine Intoxication

Cocaine is an illegal recreational drug taken for its pleasurable effects and associated euphoria. Pharmacologically, cocaine blocks the reuptake of the neurotransmitter dopamine from central nervous system synapses, resulting in the accumulation of dopamine within the synapse and an amplification of dopamine signaling that is related to its role in creating positive feeling. With the continued use of cocaine, however, intense cocaine cravings occur resulting in a high potential for abuse and addiction, or dependence, as well as the risk of cocaine intoxication. Cocaine intoxication refers to the deleterious effects on other parts of the body, especially those involving the cardiovascular system.  Common symptoms of cocaine intoxication include tachyarrhythmias and elevated blood pressure, either of which can be life-threatening.  As a result, individuals with known or suspected cocaine intoxication are sent immediately to the emergency department, preferably by ambulance in case cardiac arrest occurs during transit.  There are approximately 505,000 emergency room visits for cocaine abuse each year in the U.S., of which 61,000 require detoxification services. According to the National Institute on Drug Abuse, cocaine-involved deaths rose nearly 54% from 2019 to 2021, resulting in over 24,486 deaths total.

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

Rare Disease

Prader-Willi Syndrome

Prader-Willi syndrome (PWS) is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. The hallmarks of PWS are lack of suckling in infants and, in children and adults, severe hyperphagia, an overriding physiological drive to eat, leading to severe obesity and other complications associated with significant morbidity and mortality. PWS is an orphan disease that occurs in approximately one in 15,000 births. There is currently no approved treatment for obesity and hyperphagia in adults and older children associated with PWS.

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

Gastric and Colorectal cancers

Gastric or stomach cancer is a disease in which malignant cancer cells line the inner lumen of the stomach. Development of this form of cancer is often influenced by age, diet and other stomach diseases. This type of cancer begins to form in the mucosa, the surface of the lumen that is in direct contact with the contents of the stomach, and spreads through the outer layers of the stomach as the tumor grows.

Currently, per the National Cancer Institute, the 5-year relative survival for stomach cancer is 33.3%. According to 2017-2019 data, approximately 0.8 percent of men and women will be diagnosed with stomach cancer during their lifetime. In 2019, there were an estimated 123,920 people living with stomach cancer in the U.S.

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

The 5-year relative survival rate is 65.1%, per the National Cancer Institute. According to 2017-2019 data, approximately 4.1 percent of men and women will be diagnosed with colorectal cancer during their lifetime. In 2019, there were an estimated 1,369,005 people living with colorectal cancer in the United States.

Infectious Diseases

Smallpox and Mpox

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Mpox is an acute contagious disease caused by the monkeypox virus or MPXV, which is also a member of the orthopoxvirus family. Mpox symptoms are similar to those of smallpox, although less severe. Mpox is emerging as an important zoonotic infection in humans in Central and West Africa. Until 2022, only a few cases of mpox had been reported outside of Africa in patients who had been infected while in Africa. Starting in May of 2022, mpox cases spread rapidly in the U.S. and other countries. More than 30,000 cases in the U.S. have been reported according to the U.S. Centers for Disease Control and Prevention.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force continue to be vaccinated. Vaccines for smallpox and mpox are stockpiled by the U.S. government in the strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of VARV.

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

Lead Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. We have worldwide commercialization rights to all of our product candidates listed below. The following table summarizes our later stage product candidates that are in or nearing the clinic:

Product Candidate	Indication	Stage of Development
TNX-102 SL	Fibromyalgia	Mid-Phase 3, >50% enrolled
TNX-102 SL	FM-type Long COVID	Phase 2 enrolling
TNX-1900	Chronic migraine	Phase 2, enrolling
TNX-601 ER	Depression	Phase 2, targeted 1Q 2023 start
TNX-1300	Cocaine Intoxication	Mid-Phase 2, targeted 2Q 2023 start
TNX-1500	Kidney Transplant Rejection	Phase 1, targeted 2Q 2023 start
TNX-801	Smallpox and Mpox vaccine	Phase 1, targeted 2H 2023 start
TNX-2900	Prader-Willi Syndrome	Phase 1

TNX-102 SL

Overview

TNX-102 SL, in clinical development for registration in five indications. TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We are developing TNX-102 SL as a bedtime treatment for FM, PTSD, PASC or Long Covid, AAD and AUD. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third-parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of cyclobenzaprine or CBP.

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

We have successfully completed the pivotal exposure bridging study with TNX-102 SL compared to Amrix.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, with Amrix as the reference listed drug, or RLD. In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the U.S. We believe that TNX-102 SL has the potential to provide clinical benefit to FM, Long COVID, and PTSD patients and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

TNX-102 SL – FM program

We are developing TNX-102 SL as a bedtime treatment for FM under an active IND application. The potential approval of TNX-102 SL for FM is expected to be under Section 505(b)(2) of the FDCA.

Clinical Development Plan

Phase 3 RESILIENT (F307)

The first patient was enrolled in the potentially pivotal Phase 3 RESILIENT study in April 2022. The RESILIENT study is a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of TNX-102 SL in FM. The two-arm trial is expected to enroll approximately 470 participants in the U.S. and was 50% enrolled as of December 2022. The first two weeks of treatment consist of a run-in period in which participants start on TNX-102 SL 2.8 mg (1 tablet) or placebo. Thereafter, all participants increase their dose to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for the remaining 12 weeks. The primary endpoint is the daily diary pain severity score change (TNX-102 SL 5.6 mg vs. placebo) from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation. An interim analysis by an IDMC will be conducted on the primary endpoint based on the first 50% of enrolled participants for a potential sample size adjustment or early stop for futility. Interim data is expected in the second quarter of 2023. Topline data is expected in the fourth quarter of 2023.

Completed Phase 3 RALLY Study (F306)

We reported pre-planned interim analysis results from a Phase 3 study, RALLY (F306), in July 2021. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We reported topline data from the completed study in March of 2022. As expected based on interim analysis results, TNX-102 SL did not achieve statistical significance over placebo on the primary endpoint of reduction in daily pain, and relative to the previous positive Phase 3 Study (RELIEF), RALLY had an unexpected increase in study participant adverse event-related discontinuations in both drug and placebo groups. The RALLY study was a double-blind, randomized, placebo-controlled adaptive design trial intended to evaluate the efficacy and safety of TNX-102 SL in FM. The trial was expected to enroll approximately 670 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there was a run-in period in which patients started on TNX-102 SL 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients had the dose increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint was daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation.

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

In the RELIEF study, TNX-102 SL was similarly well tolerated as in the Phase 2 BESTFIT and Phase 3 AFFIRM studies, which both studied TNX-102 SL at a lower dose of 2.8 mg daily. There were no new safety signals observed in the RELIEF study at the 5.6 mg daily dose. Among participants randomized to the TNX-102 SL and placebo arms, 82.3% and 83.5%, respectively, completed the 14-week dosing period. As expected, based on prior TNX-102 SL studies, administration site reactions are the most commonly reported adverse events and were higher in the TNX-102 SL treatment group, including rates of oral numbness (17.3% vs. 0.8%), oral pain/discomfort (11.7% v. 2.0%), taste impairment (6.5% vs. 0.4%), and oral tingling (5.6% v. 0.4%). Oral numbness or tingling and taste impairment were local administration site effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in almost all occurrences. The only systemic treatment-emergent adverse events that occurred at a rate of 5.0% or greater in either arm was somnolence/sedation at 5.6% in the TNX-102 SL arm vs. 1.2% in placebo, which was consistent with known side effects of marketed oral cyclobenzaprine. Adverse events resulted in premature study discontinuation in 8.9% of those who received TNX-102 SL compared with 3.9% of placebo recipients. There was a total of seven serious adverse events reported during the study, none of which were deemed related to investigational product; five in placebo arm, and two in TNX-102 SL arm. Of the two in the TNX-102 SL arm, one was a motor vehicle accident with multiple bone fractures, and the other was a pneumonia secondary to an infection.

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

Cyclobenzaprine Hydrochloride Nonclinical Development

In October 2016, we completed the six-month repeated-dose toxicology study of the active ingredient, CBP, in rats and a nine-month repeated-dose toxicology study in dogs required for the NDA filing. These chronic toxicity studies were requested by the FDA to augment the nonclinical information in the AMRIX prescribing information, or labeling, which is necessary to support the TNX-102 SL labeling for long-term use. Due to the lack of evidence of potential abuse in clinical studies of TNX-102 SL, the FDA agreed that nonclinical study to assess CBP abuse potential is not required to support the TNX-102 SL NDA filing.

We are planning to develop TNX-102 SL for the treatment of FM in Japan. Cyclobenzaprine, the active ingredient of TNX-102 SL, has not been approved in Japan, and is considered a NCE (new chemical entity). In February 2022, we held an End of Phase 2 Consultation with the Pharmaceuticals and Medical Devices Agency, or PMDA, an independent administrative institution responsible for ensuring the safety, efficacy and quality of pharmaceuticals and medical devices in Japan, to discuss the Japan development plan. Agreement was reached on the design of a Phase 1 bridging study (TNX-CY-F108/F108) in ethnic Japanese healthy volunteers to enable clinical studies of TNX-102 SL in Japan. PMDA also provided guidance on the overall nonclinical package to support a Japan NDA filing for TNX-102 SL for the treatment of FM.

The F108 Phase 1 study was initiated in March 2022 and the clinical phase was completed in May 2022 and we are awaiting the final study report at the time of this filing.

We are completing nonclinical safety, pharmacology and embryo-fetal development toxicology studies as part of the agreed IND-enabling nonclinical data package to support clinical studies of TNX-102 SL in Japan.

TNX 102 SL – FM-type Long COVID Program

We are developing TNX-102 SL as a bedtime treatment for FM-type Long COVID. The potential approval of TNX-102 SL for Long COVID is expected to be under Section 505(b)(2) of the FDCA.

Phase 2 PREVAIL Study (PA201)

We initiated a Phase 2 study of TNX-102 SL as a treatment for FM-type Long COVID, which is a subset of patients affected by Long COVID whose symptoms overlap with fibromyalgia. The trial initiated in August 2022. The study is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of TNX-102 SL for FM-type Long COVID.

We completed a pre-IND meeting with the FDA in August 2021 to develop TNX-102 SL as a potential treatment for Long COVID. Long COVID is a protracted syndrome experienced by many people following SARS-CoV-2 infection that can include a number of persistent disabling symptoms, including fatigue, widespread pain, sleep disturbance, brain fog or difficulty concentrating, arthralgias, diffuse myalgia, olfactory dysfunction, and headache. The currently enrolling Phase 2 study focuses on Long COVID patients whose primary symptoms overlap with fibromyalgia, and, therefore, the Long COVID program leverages learnings about the pharmacodynamic activity of TNX-102 SL from more than 1,000 participants who have been or are enrolled in our fibromyalgia trials to date. Long COVID has been compared to fibromyalgia because of the common symptoms of sleep disturbance, persistent widespread pain, fatigue, and brain fog. Additionally, Long COVID, like fibromyalgia, is experienced by women at a rate approximately four times that of men.

TNX-102 SL – Posttraumatic Stress Disorder Program

We are developing TNX-102 SL as a bedtime treatment of PTSD under an active IND application. The potential approval of TNX-102 SL for PTSD is expected to be under Section 505(b)(2) of the FDCA.

Phase 3 RECOVERY Study (P302)

We initiated the RECOVERY study (P302) in March 2019. The RECOVERY Phase 3 study was a double-blind, randomized, placebo-controlled study of TNX-102 SL 5.6 mg (2 x 2.8 mg sublingual tablets) over 12 weeks of treatment. The RECOVERY study was conducted at approximately 30 U.S. sites.  The study planned to enroll 250 participants with civilian and military-related PTSD.  RECOVERY restricts enrollment of study participants to individuals with PTSD who experienced an index trauma within nine years of screening. The two previous PTSD studies of TNX-102 SL (P201 and P301) restricted enrollment to participants who experienced traumas during military service since 2001.  The primary efficacy endpoint in P302 was the Week 12 mean change from baseline in the severity of PTSD symptoms as measured by CAPS-5 between those treated with TNX-102 SL and those receiving placebo.  Based on interim analysis (IA) results of the first 50% of enrolled participants, an IDMC recommended stopping the Phase 3 RECOVERY trial (P302) in PTSD for futility as TNX-102 SL was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall change from baseline in the severity of PTSD symptoms between those treated with TNX-102 SL and those receiving placebo. New enrollment for the RECOVERY study was stopped in February 2020, but we continued studying those participants currently enrolled until completion and proceeded with a full analysis of the unblinded data to determine the next steps in this program. Topline data was reported during the fourth quarter of 2020, which revealed that the RECOVERY study did not achieve statistical significance in the prespecified primary efficacy endpoint of change from baseline to Week 12 in the CAPS-5 between TNX-102 SL and placebo (p=0.343; effect size (ES)=0.15). TNX-102 SL separated from placebo in the first key secondary endpoint, CGI-S scale (p=0.024; ES=0.36) and in the PGIC, (p=0.007; ES=0.43). TNX-102 SL also trended for improvement on the PROMIS Sleep Disturbance scale (p=0.055; ES=0.30), consistent with the proposed mechanism of targeting the PTSD sleep disturbance. TNX-102 SL is generally well tolerated and no new safety signals were observed. Tonix met with the FDA to discuss potential new endpoints for the indication of treatment of PTSD. The next PTSD study can use 1 month look-back CAPS-5 as endpoint v. 1 week look-back.

Discontinued Phase 3 HONOR Study (P301)

In the third quarter of 2018, we announced the results of a randomized, double-blind, placebo-controlled Phase 3 study of TNX-102 SL, planned for enrollment of approximately 550 participants with military-related PTSD conducted at approximately 40 U.S. sites, which we refer to as the HONOR study. This study was an adaptive design study based on the results of the Phase 2 AtEase study. The study design was very similar to the Phase 2 AtEase study, except there was one planned IA and the involvement of an IDMC, which reviewed the unblinded IA results. In addition, only one active dose (5.6 mg administered as 2 x 2.8 mg tablets) was investigated, and the baseline severity entrance criterion was a CAPS-5 total score ≥ 33 in this Phase 3 study. The primary efficacy endpoint of the HONOR study was the 12-week mean change from baseline in the severity of PTSD symptoms as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, between those treated with TNX-102 SL and those receiving placebo. The CAPS-5 is a standardized structured clinical interview and serves as the standard in research for measuring the symptom severity of PTSD.  The IA was conducted when approximately 50% of the initially planned participant enrollment was evaluable for efficacy. HONOR was discontinued after the results of the IA indicated a pre-defined threshold p-value for continuing enrollment was not achieved, i.e. IDMC recommended stopping for futility.  The modified Intent-to-Treat (mITT) population analyzed at the time of the IA included 252 participants.

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

Manufacturing

TNX-102 SL drug product for Phase 3 and the associated registration batches for the NDA were manufactured at commercial cGMP facilities. We currently have 36-month stability data in the proposed packaging configurations ready for commercialization. The FDA has reviewed the proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans as part of the IND process. Tonix is ready to manufacture TNX-102 SL commercial product for the forecasted FM market.

TNX-1900 – Migraine, Craniofacial Pain and Obesity-Associated Binge Eating Disorder

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

Oxytocin is a naturally occurring human hormone that acts as a neurotransmitter in the brain. Oxytocin has no recognized addiction potential. It has been observed that low oxytocin levels in the body can lead to an increase in migraine headache frequency, and that increased oxytocin levels can relieve migraine headaches. Certain other chronic pain conditions are also associated with decreased oxytocin levels. Migraine attacks are caused, in part, by the activity of pain-sensing trigeminal nerve cells which, when activated, release CGRP which binds to receptors on other nerve cells and starts a cascade of events that is believed to result in headache. Oxytocin when delivered via the nasal route, concentrates in the trigeminal system resulting in binding of oxytocin to receptors on neurons in the trigeminal system, inhibiting the release of CGRP and transmission of pain signals. Blocking CGRP release is a distinct mechanism compared with CGRP antagonist and anti-CGRP antibody drugs, which block the binding of CGRP to its receptor.

With TNX-1900, the addition of magnesium to the oxytocin formula enhances oxytocin receptor binding as well as its effects on trigeminal neurons and craniofacial analgesic effects in animal models. Intranasal oxytocin has been well tolerated in several clinical trials in both adults and children. Targeted nasal delivery results in low systemic exposure and lower risk of non-nervous system, off-target effects which could potentially occur with systemic CGRP antagonists such as anti-CGRP antibodies. For example, CGRP has roles in dilating blood vessels in response to ischemia, including in the heart. We believe nasally targeted delivery of oxytocin could translate into selective blockade of CGRP release in the trigeminal ganglion and not throughout the body, which could be a potential safety advantage over systemic CGRP inhibition. In addition, daily dosing is more quickly reversible, in contrast to monthly or quarterly dosing, as is the case with anti-CGRP antibodies, giving physicians and their patients greater control.

We initiated a Phase 2 study in chronic migraine in the first quarter of 2023. We also plan to develop TNX-1900 for treatment of episodic migraine, craniofacial pain and insulin resistance. Tonix has a license with the University of Geneva to use TNX-1900 for the treatment of insulin resistance and related conditions. TNX-1900 is also being studied as a potential treatment for BED in an investigator-initiated Phase 2 clinical trial. The Phase 2 clinical trial is expected to start in the second quarter of 2023. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct this study. Tonix does not own this IND.

TNX-601 ER – Depression, PTSD, Neurocognitive Dysfunction from Corticosteroids

We announced the development of TNX-601 ER in July 2022, a potential abuse deterrent, extended-release formulation of tianeptine hemioxalate. TNX-601 ER is designed for once-daily daytime dosing and is being developed as a treatment for major depressive disorder (MDD), posttraumatic stress disorder, and neurocognitive dysfunction associated with corticosteroid use. TNX-601 ER represents a novel approach to treating depression in the U.S., since the active ingredient tianeptine induces a neuroprotective and resilient phenotype in both neurons and microglia under conditions of stress in animals. The dramatic and unique effects of tianeptine are illustrated in animal models by the restoration of dendritic arborization of pyramidal neurons of CA3 region of hippocampus and the dentate gyrus region new neuron formation and integration into hippocampal networks. In contrast, antidepressants that are marketed in the U.S. act by modulating the levels or receptor binding of neurotransmitters in the synapse. Tianeptine sodium (amorphous) immediate release (IR) tablets have been available in Europe and many countries in Asia and Latin America for the treatment of MDD over the more than three decades since it was first marketed in France in 1989. No tianeptine-containing product has been approved by the FDA. The proposed mechanism of action of TNX-601 ER is distinct from traditional monoaminergic antidepressants in the U.S. In addition to its glutamatergic properties central to its antidepressant effect, tianeptine has weak µ-opioid receptor agonist properties and has been linked to illicit misuse at much higher doses than those reported to be effective in the treatment of MDD (reported to be used daily at 8-80 times the antidepressant daily dose). Previously, we were developing a naloxone-containing tablet, TNX-601 CR (tianeptine oxalate and naloxone controlled-release) for MDD, that was designed to mitigate the risk of parenteral abuse.

We intend to develop TNX-601 ER under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act (FDCA). Tonix completed a Phase 1 clinical trial for formulation development outside of the U.S in 2019. Based on this study, the final formulation of TNX-601 ER to be used in Phase 2 testing will be 39.4 mg tianeptine hemioxalate for once daily treatment of MDD (which is equivalent in tianeptine content to three 12.5 mg doses of tianeptine sodium). Based on the clearance of IND 152371 by the FDA, we expect to initiate a Phase 2 study in the first quarter of 2023.

The Phase 2 study is planned to be a randomized, double-blind, placebo-controlled, parallel group study to evaluate the efficacy and safety of TNX-601 ER monotherapy compared to placebo in MDD. Treatment duration will be six weeks, preceded by up to five weeks in screening and followed by a two-week safety follow-up period (total up to 13 weeks of participation). We plan to randomize approximately 300 individuals with MDD at a 1:1 ratio to two arms of 150 each for drug and placebo at approximately 30 U.S. sites. The primary efficacy endpoint will be the change from baseline to Week 6 in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score. An IA will be conducted once the first 50 percent of the sample has completed the study, estimated to occur in the fourth quarter of 2023.

TNX-1300 – Cocaine Intoxication

TNX-1300 (T172R/G173Q double-mutant cocaine esterase 200 mg, i.v. solution) is being developed for the treatment of cocaine intoxication. TNX-1300 is a recombinant protein enzyme produced through rDNA technology in a non-disease-producing strain of E. coli bacteria. Cocaine Esterase (CocE) was identified in bacteria (Rhodococcus) that use cocaine as the sole source of carbon and nitrogen and that grow in soil surrounding coca plants. The gene encoding CocE was identified and the protein was extensively characterized. CocE catalyzes the breakdown of cocaine into metabolite ecgonine methyl ester and benzoic acid. Wild-type CocE is unstable at body temperature, so targeted mutations were introduced in the CocE gene and resulted in the T172R/G173Q double-mutant CocE, which is active for approximately 6 hours at body temperature.

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

In a Phase 2 randomized, double-blind, placebo-controlled clinical study, TNX-1300 at 100 mg or 200 mg i.v. doses was well tolerated and interrupted cocaine effects after cocaine 50 mg i.v. challenge.

In August 2022, we announced that we received a Cooperative Agreement grant from the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), to support development of TNX-1300. The Company expects to initiate a new Phase 2 clinical study of TNX-1300 for the treatment of cocaine intoxication in the second quarter of 2023, pending agreement on protocol design with the U.S. Food and Drug Administration (FDA). The Phase 2 trial is a single-blind, open-label, placebo-controlled, randomized study comparing the safety of a single 200 mg dose of TNX-1300 to standard of care alone in approximately 60 emergency department patients presenting with cocaine intoxication. A positive Phase 2a study of volunteer cocaine users in a controlled laboratory setting has been previously completed. TNX-1300 has been granted Breakthrough Therapy designation by the FDA.

As a biologic and new molecular entity, TNX-1300 is eligible for 12 years of U.S. market exclusivity upon approval by the FDA, in addition to expected patent protection through 2029. Since in-licensing, Tonix has requalified existing inventory, developed a lyophilized drug product to facilitate enhanced stability and handling conditions applicable for an ER treatment, updated the process and analytical methods to current standards and is in the process of manufacturing Phase 2/3 drug product clinical supply.

 TNX-2900 – Prader-Willi Syndrome

TNX-2900 is based on our patented intranasal potentiated oxytocin formulation, or TNX-1900, but being developed for Prader-Willi syndrome. Tonix licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (Inserm). The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. Prader-Willi syndrome is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in infants or the obesity and hyperphagia in older children associated with Prader-Willi syndrome. Since Prader-Willi syndrome is an orphan disease that occurs in approximately one in 15,000 births, Tonix has been granted Orphan Drug Designation for TNX-2900 by the FDA. Tonix completed a pre-IND meeting with the FDA in November 2022 to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the approval of TNX-2900.

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

 TNX-1500 – Organ Transplant Rejection/Autoimmune Conditions

TNX-1500 is a humanized mAb directed against CD40-ligand, or CD40L (also known as CD154), engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. TNX-1500 incorporates the antigen binding fragment (Fab) region of hu5c8, which has been extensively characterized including at the atomic level in complex with CD40-ligand.

In experiments at the Massachusetts General Hospital, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with immunosuppressive drugs in heart and kidney organ transplants in non-human primates. Preliminary results from ongoing animal experiments in kidney and heart allogeneic transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/primate version of the anti-CD40L mAb 5c8, but to date has not shown evidence of the thromboembolic adverse events associated with the first generation mAb directed against CD40L.

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

In January 2021, the World Intellectual Property Organization published a patent application filed under the Patent Cooperation Treaty covering TNX-1500, a humanized mAb directed against CD40-ligand, which is also known as CD154. The patent application is titled “Anti-CD154 Antibodies and Uses Thereof” and published under International Publication No. WO 2021/001458 A1. The application entered national phase in December 2021. The patent applications include claims related to proprietary anti-human CD40-ligand mAbs that were engineered to have modified effector function, including TNX-1500, which have reduced potential for Fc binding to FcγRII. The patent applications also claim uses of TNX-1500 for preventing and treating conditions, such as organ transplant rejection and autoimmune disorders. If claims are granted, a patent issuing from a national stage of this application could potentially provide U.S. patent coverage for the TNX-1500 composition of matter through 2040 excluding possible patent term extensions or patent term adjustments. We also have filed a PCT patent application, PCT/US2022/011404, in January 2022, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies.” It claims methods of inducing immune tolerance in transplant recipients using anti-CD154 antibodies having modified effector functions. Tonix completed a pre-IND meeting with the FDA in October 2022 to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure of TNX-1500. We expect to start a Phase 1 study of TNX-1500 in the second quarter of 2023.

Remicade® and Simponi® are trademarks of Janssen; Humira® is a trademark of AbbVie Inc.; Cimzia® is a trademark of UCB S. A.; Enbrel®, Prolia® and Xgeva® are trademarks of Amgen Inc.

TNX-801 – Potential Smallpox and Mpox Vaccine

TNX-801 is a novel potential smallpox- and mpox-preventing vaccine based on a synthetic version of live horsepox virus, grown in cell culture. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique properties that we believe indicate potential safety advantages over existing live replicating vaccinia virus vaccines, which have been associated with adverse side effects such as myopericarditis in some individuals.  Emergent BioSolutions’ ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox. We believe replicating virus vaccines have potential efficacy advantages over non-replicating vaccines, relating to the stimulation of cell mediated immunity. Bavarian Nordic’s Jynneos® is the only non-replicating virus vaccine currently approved by the FDA to protect against smallpox and mpox. We believe TNX-801 has the potential to have improved tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force, continue to be vaccinated. We are developing TNX-801 as a potential smallpox- and mpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, the virus that causes smallpox.

Mpox is a growing problem in certain regions of Africa. Starting in May of 2022, cases of mpox have been reported outside of Africa in patients who had not been infected while in Africa. More than 30,000 cases in the U.S. have been reported according to the U.S. Centers for Disease Control and Prevention.

In January 2020 at the American Society of Microbiology Biothreats conference, we reported the results of experiments on TNX-801 that were performed in collaboration with Southern Research, that showed TNX-801 vaccinated macaques were protected against monkeypox challenge. The TNX-801 vaccinated macaques showed no overt clinical signs after monkeypox challenge. Furthermore, eight of eight animals vaccinated with two different doses of TNX-801 showed no lesions after monkeypox challenge. Those studies were published as an article in the peer reviewed journal, Viruses in 2023.

We hold a U.S. Patent for TNX-801 smallpox and mpox vaccine and Recombinant Pox Virus (RPV) platform technology. This patent is expected to provide Tonix with U.S. market exclusivity until 2037, excluding any possible patent term extensions or patent term adjustments. In addition, we expect that TNX-801 will be eligible for 12 years of non-patent-based exclusivity under the Patient Protection and Affordable Care Act, or PPACA.

We intend to meet with the FDA to discuss the most efficient and appropriate investigational plan for TNX-801, to establish the safety and effectiveness evidence to support the licensure TNX-801. We are currently working to develop a vaccine that meets cGMP quality to support a clinical study. A Phase 1 study of TNX-801 is expected to be initiated in the second half of 2023.

TNX-1850 – Potential COVID-19 Vaccine

Our infectious disease portfolio includes a platform for vaccines for COVID-19. TNX-1800 is live virus vaccine based on our RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain. Because the subsequent omicron variant has out-competed the ancestral Wuhan strain, we are now planning new versions of this vaccine, TNX-1840 and TNX-1850, that are designed to express spike protein from the omicron variant and from the BA.2 variant, respectively. Each of these RPV vaccines is being developed to protect against COVID-19 primarily by eliciting T cell responses.

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

In June 2020, we announced a partnership with FUJIFILM Diosynth Biotechnologies (FDBT) to provide contract manufacturing and development services to support the manufacturing of our COVID-19 vaccine candidate at the time, TNX-1800, for clinical trial supply. In February 2022, this contract ended. We continue to work with other third party CMOs for the manufacturing and development of TNX-1850, in addition to ultimately planning to utilize our in-house manufacturing capabilities which are currently in development.

Tonix announced the issuance of U.S. Patent for TNX-801 smallpox and mpox vaccine and Recombinant Pox Virus (RPV) platform technology. This patent is expected to provide Tonix with U.S. market exclusivity until 2037, excluding any possible patent term extensions or patent term adjustments, and also expect 12 years of non-patent-based exclusivity under PPACA.

Our preclinical pipeline of drugs and biologic candidates also includes TNX-1600, a preclinical candidate for PTSD, ADHD and depression; TNX-1700 a preclinical candidate for cancers of the gastrointestinal system; TNX-2300, a live-virus vaccine based on bovine parainfluenza virus for COVID-19; TNX-3600, a COVID-19 therapeutic platform; TNX-3700, a COVID-19 vaccine; TNX-3800, a COVID-19 Therapeutic/Preventative.

Tonix’s Facilities Overview

Relating to our COVID-19 and other infectious disease development programs, we are developing the resources necessary to enable internal research, development and manufacturing capabilities necessary to meet the goal of producing new vaccine candidates within 100 days and new diagnostics within weeks of obtaining sequence information of a novel pathogen. We seek to be a leader in the movement to re-build domestic U.S. research, development and manufacturing capabilities. Because this movement follows a protracted period when domestic research, development and manufacturing were moved out of the U.S., or “off-shore” by other companies to save on labor and other costs, the movement to reverse that trend has been described as “on-shoring” or “re-domestication”. The COVID-19 pandemic taught that national borders may close during a health emergency. Therefore, domestic capabilities are essential for the health security of the U.S., which has also been described as pandemic preparedness and biodefense. As articulated in the American Pandemic Preparedness Plan, or AP3 released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. We are establishing the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine platform and potentially to other vaccine and therapeutic platforms.

The Research & Development Center (RDC)

We own the approximately 48,000 square foot RDC facility in Frederick, Maryland. The RDC facility is operational and focuses on our development of vaccines and antiviral drugs against COVID-19, its variants, and other infectious diseases. The RDC also conducts research on CNS and immunology drugs. The RDC facility is biosafety level 2 (BSL-2) with BSL-3 components. The RDC currently employs 26 staff. At full capacity, the RDC can employ 80-100 scientists and technical support staff.

The Advanced Development Center (ADC)

The ADC located in the New Bedford business park in Dartmouth, Massachusetts is operational and intended to accelerate development and clinical scale manufacturing of live-virus vaccines and biologics to support Phase 1 and Phase 2 clinical trials. ADC includes single-use bioreactors and purification suites with equipment for Good Manufacturing Practice (GMP) production of vaccines for and biologics clinical trials, including the capability of producing sterile vaccines in glass bottles.

 The ADC is an approximately 45,000 square foot BSL-2 facility that currently employs 35 staff. At full capacity, the facility can employ up to 70 researchers, scientists, manufacturing, and technical support staff.

The Commercial Manufacturing Center (CMC)

We intend to build the CMC in Hamilton, Montana where we purchased approximately 44 acres of land. The site is on land designated by Ravalli County as a Target Economic Development District. The CMC will focus on developing and manufacturing Phase 3 and commercial scale live-virus vaccines and biologics and is also intended to be BSL-2. We have constructed a field office on the site to direct construction.

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

Fibromyalgia

 Products approved for the treatment of fibromyalgia include Lyrica® (pregabalin), marketed by Pfizer; Cymbalta® (duloxetine), marketed by Eli Lilly; and Savella® (milnacipran), marketed by Allergan (acquired by AbbVie). Tonix is aware of several other companies developing treatments for fibromyalgia including Virios Therapeutics, Axsome Therapeutics, Tryp Therapeutics, Biomind Labs, Cortene, and Sorrento Therapeutics.

Chronic or Episodic Migraine Prophylaxis

Currently there are several classes of drugs that are approved for the prophylactic treatment of chronic or episodic migraine, including generic beta blockers (propranolol, timolol), and anticonvulsants (divalproex, topiramate). Other drug classes that are used off-label to treat migraine prophylaxis, include tricyclic antidepressants (e.g., amitriptyline). Also, Allergan markets Botox® (onabotulinumtoxinA). More recently, several products have received FDA approval including Aimovig® (erenumab), which is marketed by Amgen/Novartis; Ajovy® (fremanezumab), which is marketed by Teva Pharmaceuticals; Emgality® (galcanezumab) which is marketed by Eli Lilly; and Yvepti® (eptinezumab), which is marketed by Lundbeck. Also, Nurtec ODT® (Rimegepant) was more recently approved as both a preventive and an acute treatment for episodic migraine, marketed by Pfizer; and Qulipta® (atogepant) was approved for prevention of episodic migraine, marketed by AbbVie. We are aware of other companies working to develop therapeutics for the treatment or prophylaxis of migraine including Astrocyte Pharmaceuticals, Protox, Kallyope, Crystec Pharma, Pulmatrix, and Epalex.

Major Depressive Disorder

Many antidepressant medications are beyond their patent life and are generally produced by generic drug companies, including several compounds in the tricyclic class (e.g., amitriptyline), the serotonin-selective reuptake inhibitor class (e.g, fluoxetine, paroxetine and sertraline), the serotonin-norepinephrine reuptake inhibitor class (e.g., venlafaxine), as well as the norepinephrine-dopamine reuptake inhibitor, bupropion. Recently, Auvelity, developed by Axsome Therapeutics, and Vraylar, developed by Allergan, received FDA approval. Tonix is aware of several companies developing novel prescription medicines for depression including Janssen, Neumora Therapeutics (formerly BlackThorn Therapeutics), Sage Therapeutics, Relmada Therapeutics, Clexio Biosciences Ltd., Otsuka, Seelos Therapeutics, Biomind Labs, FSD Pharma, Bright Minds Bioscienes, Vistagen, Alto Neuroscience, Addex Therapeutics, and BetterLife Pharma.

Long COVID (Post-Acute Sequelae of SARS-CoV-2 Infection or PASC)

There currently are no approved products for the treatment of long COVID/PASC. Tonix is aware of several other companies developing therapeutics for long COVID including Direct Biologics, American CryoStem, HopeBiosciences, Axcella Health Inc., Ampio Pharmaceuticals, Pieris Pharmaceuticals, Resolve Therapeutics, PaxMedia, GeNeuro, Organicell, Ampio Pharmaceuticals, Lyramid, Virios Therapeutics, Berlin Cures, and Statera Biopharma.

PTSD

Products approved for the treatment of PTSD include Paxil® (paroxetine), marketed by GlaxoSmithKline and Zoloft® (sertraline), marketed by Pfizer. Tonix is aware of other companies working to develop therapeutics for the treatment of PTSD including Bionomics, Otsuka/Lundbeck, Nobilis Therapeutics, Bright Minds Biosciences, Alto Neuroscience, Addex Therapeutics, Ophidion, Artelo Biosciences, Roche, Boehringer Ingelheim, NRx Pharmaceuticals, Nanomerics, Seelos Therapeutics, and the Multidisciplinary Association of Psychedelic Studies (MAPS). Acadia Pharmaceuticals is testing Nuplazid® (pimavanserin) for the treatment of insomnia in veterans with PTSD.

Cocaine Intoxication

There are no approved antidotes for the treatment of cocaine intoxication. Patients generally receive supportive care. Tonix is not aware of any drugs in development for the treatment of cocaine intoxication.

Anti-CD40-ligand Monoclonal Antibodies

Tonix is aware of several companies developing biologics that target the CD40L molecule and block its interaction with CD40 including UCB/Biogen, Eledon Pharmaceuticals, Horizon Therapeutics Plc. (which is being acquired by Amgen), Lundbeck (in partnership with Aprilbio), and Sanofi. Furthermore, Tonix is aware of several companies developing antagonistic anti-CD40 mAbs including Novartis, Boehringer Ingelheim, Kiniska Pharmaceuticals, Boston Immune Therapies, and NapaJen Pharma, Inc.

Prader-Willi Syndrome

There are no approved products for the treatment of Prader-Willi syndrome. Patients generally receive care to best manage individual symptom presentation. Tonix is aware of two companies developing a therapeutic for Prader Willi Syndrome including Acadia (which purchased Levo Therapeutics in 2022) and OT4B. Several other companies are developing treatments for Prader-Willi syndrome including Aadvark Therapeutics, ConSynance Therapeutics, Soleno Therapeutics, Lipidio Pharma, Helsinn, Inversago Pharma, Saniona, 9 Meters Biopharma, Neuren Pharmaceuticals, Neuracle Science, Harmony Biosciences, and Notitia Biotechnologies.

Gastric and Colorectal Cancer

Tonix is developing a small peptide/biologic for the treatment of gastric and colorectal cancer. Tonix is aware of several other companies developing biologics for the treatment of gastric and colorectal cancer including Bexion Pharmaceuticals Inc., Faeth Therapeutics Inc., PDS Biotechnology Corp, and F-star Alpha Ltd.

COVID-19 Vaccine

Vaccines granted full FDA regulatory approval include Comirnaty® (BNT162b2), marketed by Pfizer-BioNTech and Spikevax® (mRNA-1273), marketed by Moderna. Ad.26.COV2S, developed by Janssen, has FDA approval for limited use. Covovax® (NVX-CoV2373), developed by Novavax, has received EUA from the FDA. Other vaccines have received EUA in international markets.

Smallpox and Mpox Vaccines and Antivirals

Vaccines approved for the prevention of smallpox include ACAM2000®, marketed by Emergent BioSolutions and JYNNEOS®, marketed by Bavarian Nordic. JYNNEOS® is also approved for the prevention of mpox. Approved antivirals for smallpox include TPOXX®, marketed by SIGA and TEMBEXA®, marketed by Chimerix. These antivirals are not FDA approved for the treatment of mpox. Tonix is aware of other companies developing treatments for smallpox and mpox including EpiVax, HK inno.N, BioFactura, Blue Water Vaccines, NightHawk Biosciences, Ascletis, and Hyundai Biosciences.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-102 SL, TNX-1300, TNX-1500, TNX-601 ER, TNX-801 and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to various compositions and methods of use related to our product candidates. As of March 8, 2023, the patents we are either the owner of record of or own the contractual right to include 34 issued U.S. patents and 271 issued non-U.S. patents. We are actively pursuing an additional 32 U.S. patent applications, of which 7 are provisional and 25 are non-provisional, 11 international patent applications, and 247 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our most advanced product candidates as of March 8, 2023 are summarized below.

TNX-102 SL — Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, for acute stress disorder, for sleep disturbances in fibromyalgia, for alcohol abuse, for disordered sleep, for sexual dysfunction, for depression in fibromyalgia, fatigue, e.g., CAP rates, post-acute sequelae of SARS-CoV-2 infection, and for agitation in neurodegenerative conditions, e.g., AAD, utilizing these compositions and formulations.

Certain eutectic compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for TNX-102 SL relating to the Eutectic Technology includes patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating PTSD and other CNS conditions utilizing eutectic CBP compositions and formulations, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patents, such as U.S. Patent No. 9,636,408, U.S. Patent No. 9,956,188, U.S. Patent No. 10,117,936, U.S. Patent No. 10,357,465, U.S. Patent No. 10,864,175, and U.S. Patent No. 11,026,898. If U.S. and non-U.S. patents claiming priority from those applications issue, those patents would expire in 2034 or 2035, excluding any patent term adjustments or extensions.

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

On September 13, 2017, European patent 2,501,234, entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. This patent recites the use of CBP for the treatment of PTSD, which covers the use of TNX-102 SL for the treatment of PTSD, since the active ingredient in TNX-102 SL is CBP and provides TNX-102 SL with European market exclusivity until 2030 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for PTSD.  In response to an opposition filed in June 2018 by a German law firm, the European Patent Office’s Opposition Division in October 2019 upheld the patent in unamended form.  Opponent has appealed. The Technical Board of the European Patent Office has canceled the April 27, 2023 Oral Proceedings pending the decision of the Enlarged Board of Appeal in G 2/21 (plausibility), which seeks to clarify whether a technical effect can be relied on when proof for the effect rests solely in post-published evidence and what role, if any, plausibility should play in this assessment.

On December 15, 2017, Japanese Patent No. 6259452, entitled “Compositions and Methods for Transmucosal Absorption,” issued.  These claims relate to the pharmacokinetic profile of TNX-102 SL.

On August 3, 2022, European Patent No. 2861223, entitled “Compositions and Methods for Transmucosal Absorption,” issued.  These claims relate to the pharmacokinetic profile of TNX-102 SL.

On March 20, 2018, U.S. Patent No. 9,918,948 entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine,” issued. The claims recite a method of using TNX-102 SL’s active ingredient cyclobenzaprine to treat PTSD and provides TNX-102 SL with US market exclusivity until 2030, excluding any patent term extensions.

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

On April 8, 2021, U.S. non-provisional Patent Application No. 17/226,058 and International Patent Application No. PCT/US2021/026492, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction” were filed. The PCT application is now nationalized in Australia, Canada, China, European Patent Office and Japan. On October 5, 2022, International Patent Application No. PCT/US2022/045791, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction” was filed. The claims of these applications are directed to methods using pharmaceutical compositions and combinations for treating sexual dysfunction with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

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

On December 11, 2018, U.S. non-provisional Patent Application No. 16/215,952 and International Patent Application No. PCT/IB2018/001509, entitled “Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions,” were filed. The PCT application is now nationalized in 16 countries. The claims are directed to methods for treating or preventing agitation, cognitive decline, psychosis, and associated symptoms thereof using pharmaceutical compositions and combinations with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

On August 20, 2019, International Patent Application No. PCT/IB2019/000940, entitled “Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder,” was filed. The PCT application is now nationalized in 18 countries. The claims are directed to methods of treating acute stress disorder or post-traumatic stress disorder in a subject who has experienced a traumatic event using pharmaceutical compositions with cyclobenzaprine, amitriptyline or pharmaceutically acceptable salts of cyclobenzaprine or amitriptyline.

On November 19, 2021, International Patent Application No. PCT/US2021/060011, entitled “Cyclobenzaprine Treatment for Alcohol Use Disorder,” was filed. The claims are directed to methods for treating alcohol use disorder and associated symptoms using pharmaceutical compositions with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

On December 7, 2021, International Patent Application No. PCT/US2021/062244, entitled, “Cyclobenzaprine Treatment for Fibromyalgia,” was filed. The claims are directed to methods for treating fibromyalgia and its associated symptoms of pain, sleep disturbance and/or fatigue by transmucosally administering a eutectic with cyclobenzaprine hydrochloride and mannitol in dosage units with a basifying agent.

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

As part of our acquisition, we acquired International Patent Application No. PCT/US2016/012512, filed on January 7, 2016, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use” (nationalized in 13 countries). We also acquired U.S. Patent Nos. 9,629,894 and 11,389,473, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use”, which will expire in January 2036, excluding any patent term extensions. We also have rights to International Patent Application No. PCT/US2019/020419, filed on April 12, 2017, entitled “Labeled Oxytocin and Method of Manufacture and Use” (nationalized in the U.S., European Patent Office and Japan).

We have entered into an exclusive license to the University of Geneva’s technology for using oxytocin to treat insulin resistance and related syndromes, including obesity. This license expands our intranasal potentiated oxytocin development program, TNX-1900, into cardiometabolic syndromes. Under the license, we have rights to European Patent No. EP2571511B1, entitled “New Uses of Oxytocin-like Molecules and Related Methods.” We also have rights to U.S. Patent No. 9,101,569, entitled “Methods for the Treatment of Insulin Resistance.” The U.S. and non-U.S. patents expire in May 2031, excluding any patent term adjustments or extensions.

TNX-2900 — Oxytocin-based therapeutics treatments for Prader-Willi syndrome

We have licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (INSERM). The co-exclusive license relates to TNX-2900, an intranasal potentiated oxytocin, for the treatment of Prader-Willi syndrome and other feeding disorders. Under the license, we have rights to European Patent No. EP2575853B1, entitled “Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient”; U.S. Patent No. 8,853,158, entitled “Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor”; and U.S. Patent No. 9,125,862, entitled “Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor.” The U.S. and non-U.S. patents expire in May 2031, excluding any patent term extensions.

TNX-601 and TNX-601 ER— Depression, Posttraumatic Stress Disorder, Neurocognitive Dysfunction

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

On February 27, 2019, European Patent No. 3,246,031 entitled “Method for Treating Neurodegenerative Dysfunction,” issued. The claims recite the use of TNX-601, or tianeptine oxalate and other salts, for treating neurocognitive dysfunction associated with corticosteroid treatment. This patent provides TNX-601 with European market exclusivity until April 2029 and may be extended based on the timing of the European market authorization of TNX-601 for neurocognitive disfunction associated with corticosteroid treatment.

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

Our patent portfolio for TNX-601 CR includes International Patent Application No. PCT/US2022/020406, entitled “Tianeptine Oxalate and Naloxone Treatment for Major Depressive Disorder,” was filed March 15, 2022. It includes claims directed to compositions with tianeptine and naloxone or pharmaceutically acceptable salts of tianeptine and naloxone and methods of preventing or treating major depressive disorder using the compositions.

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

TNX-1500 — anti-CD40L Therapeutics

We are developing TNX-1500, a humanized mAb that targets CD40L for the prevention and treatment of organ transplant rejection.  In this regard, we filed International Application No. PCT/EP2020/068589, entitled “Anti-CD154 antibodies and uses thereof” on July 1, 2020 (nationalized in 15 countries). We also filed International Patent Application No. PCT/US2020/028002 on April 13, 2020, entitled “Inhibitors of CD40-CD154 Binding” (nationalized in U.S., Canada, China, European Patent Office and Japan). We also filed International Patent Application No. PCT/US2022/011404, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies” on January 6, 2022.

TNX-801 — Live Horsepox Vaccine for Prevention of Smallpox and Mpox

We own the rights to develop a potential biodefense technology, TNX-801, a live horsepox that is being developed as a new smallpox and mpox preventing vaccine, we have filed patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications include U.S. non-provisional Patent Application No. 15/802,189 and International Patent Application No. PCT/US2017/059782 (nationalized in 15 countries and filed in 4 non-PCT countries). We also own the rights to develop other vaccine candidates against smallpox.  With respect to these vaccine candidates, we own International Patent Application No. PCT/US2019/030486 and the non-convention and national phase applications related thereto (nationalized in 17 countries and filed in 2 non-PCT countries). The smallpox vaccine technologies relate to proprietary forms of live horsepox and vaccinia vaccines which may be safer than ACAM2000, the only currently available replication competent, live vaccinia vaccine to protect against smallpox disease. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

On May 31, 2022, U.S. Patent No. 11,345,896 was issued. The claims recite a synthetic chimeric orthopoxvirus (scOPV), a synthetic chimeric horsepox virus (scHPXV), methods of generating the scOPV and scHPXV, and compositions comprising the scOPV or scHPXV.

TNX-1850 — Live Modified Horsepox Vaccine for Prevention of COVID-19

We are developing TNX-1850, a live HPXV that is being developed as a new COVID-19 preventing vaccine. On February 26, 2021, we filed International Patent Application No. PCT/US2021/020119, entitled “Recombinant Poxvirus Based Vaccine Against SARS-CoV-2.” On the same date, we also filed applications in Argentina and Taiwan and we filed U.S. Application No. 17/187,678. The PCT application is not nationalized in 18 countries. These applications are directed to synthetic poxviruses comprising a SARS-CoV-2 protein, poxvirus delivery vectors for SARS-CoV-2 proteins and methods of using these modified poxviruses to protect individuals against COVID-19.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Pancreatic Cancers

We have licensed rights from The Trustees of Columbia University in the City of New York to develop a potential product, TNX-1700, for the treatment of gastric and pancreatic cancers.  The licensed patents are directed to TFF2 compositions and methods of treatment.  The licensed patents U.S. Patent No. 10,124,037 and U.S. Patent No. 11,167,010.   The licensed patents provide TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides.” The PCT application is now nationalized in 12 countries.

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

On May 7, 2021, we filed International Patent Application No. PCT/US2021/031441, entitled “Radio-and Chemo-Protective Compounds,” and U.S. non-provisional Patent Application No. 17/315,258, entitled “Radio-Protective and Chemo-Protective Substituted Thiols.” The PCT application is now nationalized in 10 countries. The applications claim compounds, compositions and methods of use in radioprotection.

On January 31, 2023, U.S. Patent No. 11,566,032 issued. The claims recite compounds of a formula I or a pharmaceutically acceptable salt thereof or stereoisomer thereof and a pharmaceutical composition comprising a compound of formula I.

TNX-1200 — Smallpox Vaccine Technology

We own the rights to develop a potential biodefense technology, TNX-1200, a live vaccinia virus that is being developed as a new smallpox preventing vaccine, we have patent applications directed to synthetic chimeric poxviruses and methods of using these poxviruses to protect individuals against smallpox. These applications, entitled “Synthetic Chimeric Vaccinia Virus,” include U.S. non-provisional Patent Application No. 17/050,946 and International Patent Application No. PCT/US2019/030486 (now nationalized in 16 countries) and applications filed in Argentina, Taiwan and Venezuela. We believe that this technology, after further development, may be of interest to biodefense agencies in the U.S. and other countries.

TNX-2300 — Bovine Parainfluenza 3 Virus vaccine

We have an exclusive field-of-use option agreement with Kansas State University Research Foundation to develop TNX-2300, a bovine parainfluenza virus vaccine, as a new COVID-19 preventing vaccine or treatment. The patent applications in this agreement include International Patent Application No. PCT/US2020/070725, entitled “Broadly Protective Bovine Parainfluenza 3 Virus and Bovine Viral Diarrhea Virus Vaccine” (nationalized in U.S. as Patent Application No. 17/755,359), and International Patent Application No. PCT/US2022/072433, entitled “SARS-Coronavirus 2 (SARS-CoV-2) Spike Protein Subunit Vaccines.”

TNX-3700 — Zinc Nanoparticle mRNA vaccine

We have an exclusive field-of-use option agreement with Kansas State University Research Foundation to develop TNX-3700, a zinc nanoparticle mRNA vaccine, as a new COVID-19 preventing vaccine or treatment. The patent applications in this agreement include International Patent Application No. PCT/US2022/070739, entitled “RNA Stabilizing Nanoparticles,” and International Patent Application No. PCT/US2022/075944, entitled “mRNA Vaccine Formulations and Methods of Using the Same.”

TNX-3900 — antiviral drugs

We have acquired the intellectual property rights of Healion Bio, Inc. to develop antiviral drugs. These rights include International Patent Application No. PCT/US2021/032461 (nationalized in 4 countries) and U.S. Patent Application No. 18/055,596, both entitled “Compositions and Methods for Increasing Efficacy of a Drug,” as well as International Patent Application No. PCT/US2021/052664, entitled “Methods and Compositions for the Treatment of Viral Diseases.”

TNX-4100 — murine anti-SARS-CoV-2 antibodies

We have exercised the option to obtain an exclusive license from Columbia University to develop, TNX-4100, a series of murine and humanized anti-SARS-CoV-2 mAbs as new COVID-19 preventatives or treatments.

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

Issued Patents

Our current patents owned or licensed include:

Anti-Cocaine Therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,318,156	Anti-Cocaine Compositions and Treatment	U.S.A.	February 14, 2029
9,200,265	Anti-Cocaine Compositions and Treatment	U.S.A.	December 30, 2027
2007272955	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2014201653	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2657246	Anti-Cocaine Compositions and Treatment	Canada	July 10, 2027
612929	Anti-Cocaine Compositions and Treatment	New Zealand	July 10, 2027
2046368 (602007045044.6 in Germany; 502016000056543 in Italy)	Anti-Cocaine Compositions and Treatment	Europe – (Germany, Spain, France, United Kingdom, and Italy)	July 10, 2027
2009/00197	Anti-Cocaine Compositions and Treatment	South Africa	July 10, 2027
305483	Anti-Cocaine Compositions and Treatment	Mexico	July 10, 2027
196411	Anti-Cocaine Compositions and Treatment	Israel	July 10, 2027

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I683660	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2018241128	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
2876902	Compositions and Methods for Transmucosal Absorption	Canada	June 14, 2033
IDP000076019	Compositions and Methods for Transmucosal Absorption	Indonesia	June 14, 2033
382516	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033
2861223	Compositions and Methods for Transmucosal Absorption	European Patent Office – Italy, Albania, Austria, Belgium, Bulgaria, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, United Kingdom, San Marino, Serbia, Croatia, North Macedonia and Turkey	June 14, 2033
236268	Compositions for Transmucosal Delivery and Uses Thereof	Israel	June 14, 2033
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa	June 14, 2033
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil	June 14, 2033
1209361	Compositions and Methods for Transmucosal Absorption	Hong Kong	June 14, 2033
398632	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033
A059897	Compositions and Methods for Transmucosal Absorption	Venezuela	June 14, 2033
MY-194495-A	Compositions and Methods for Transmucosal Absorption	Malaysia	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2020203874	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada	March 6, 2032
2683245	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

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

2968992

(1211591 in Austria, CZ2014-762323 in Czechia, 602014058260.5 in Germany, E018723 in Estonia, P20200055 in Croatia, 201361792757 P in Ireland, 2020.67 in Monaco, P-2020/0094 in Serbia, 201431487 in Slovenia, 33269 in Slovakia, 2020000045 in San Marino, AL/P/2019/906 in Albania, MK/P/2020/67 in Republic of North Macedonia, 3102655 in Greece, 502020000007756 in Italy)

	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office -Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2035
277814	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2034
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
387402	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico	September 18, 2035
388137	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa	March 14, 2034
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa	September 18, 2035
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil	March 14, 2034
2904812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada	March 14, 2034
HK1218727	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034
MY-186047-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia	September 18, 2035
398845	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India	September 18, 2035

Oxytocin therapeutics

Patent No.	Title	Country / Region	Expiration Date
9,629,894	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11,389,473	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11201705591P	Magnesium-Containing Oxytocin Formulations and Methods of Use	Singapore	January 7, 2036
388286	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico	January 7, 2036
253347	Magnesium-Containing Oxytocin Formulations and Methods of Use	Israel	January 7, 2036
7030517	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	January 7, 2036
ZL201680013809.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	China	January 7, 2036
7093559	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	April 12, 2037
2575853	Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient	Europe – (Spain, France, and United Kingdom)	May 25, 2031
8,853,158	Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
9,125,862	Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
2571511	New Uses of Oxytocin-like Molecules and Related Methods	Europe – (Switzerland, Spain, France, United Kingdom, and Ireland)	May 17, 2031
9,101,569	Methods for the Treatment of Insulin Resistance	U.S.A.	June 22, 2031

Nociceptin/Orphanin FQ therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,551,949	Methods for treatment of pain	U.S.A.	August 11, 2031
9,238,053	Methods for treatment of pain	U.S.A.	October 12, 2030
2010281436	Methods for treatment of pain	Australia	July 27, 2030
ZL 201080042858.4	Methods for treatment of pain	China	July 27, 2030
2459183 (602010028120.5 in Germany)	Methods for treatment of pain	Europe – (Switzerland, Germany, Denmark, France, and United Kingdom)	July 27, 2030
1169804	Methods for treatment of pain	Hong Kong	July 27, 2030
329837	Methods for treatment of pain	Mexico	July 27, 2030
597763	Methods for treatment of pain	New Zealand	July 27, 2030
10201406930U	Methods for treatment of pain	Singapore	July 27, 2030
201200584	Methods for treatment of pain	South Africa	July 27, 2030
2,769,347	Methods for treatment of pain	Canada	July 27, 2030
413642	Methods for treatment of pain	India	July 27, 2030

Tianeptine Hemioxalate – Salts and Crystalline Forms

Patent No.	Title	Country / Region	Expiration Date
10,449,203	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037
10,946,027	Tianeptine Oxalate Salts and Polymorphs	U.S.A.	December 28, 2037
2019/04185	Tianeptine Oxalate Salts and Polymorphs	South Africa	December 28, 2037
2017385958	Tianeptine Oxalate Salts and Polymorphs	Australia	December 28, 2037
IDP000082485	Tianeptine Oxalate Salts and Polymorphs	Indonesia	December 28, 2037
754797	Tianeptine Oxalate Salts and Polymorphs	New Zealand	December 28, 2037

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany and E911827 in Austria)	Method for Treating Neurodegenerative Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029
3246031 (602009057284.9 in Germany)	Method for Treating Neurocognitive Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, Portugal	April 30, 2029

Triple reuptake inhibitor therapeutics

Patent No.	Title	Country / Region	Expiration Date
7,915,433	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	March 10, 2028
8,017,791	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A.	April 14, 2024
8,519,159	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	December 7, 2025
8,841,464	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	April 15, 2025
8,937,189	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	January 12, 2027
9,458,124	Substituted Pyran Derivatives	U.S.A	February 6, 2034

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033
11,167,010	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Synthetic Chimeric Poxviruses

Patent No.	Title	Country / Region	Expiration Date
11,345,896	Synthetic Chimeric Poxviruses	U.S.A	November 2, 2037
397516	Synthetic Chimeric Poxviruses	Mexico	November 2, 2037
2019/02868	Synthetic Chimeric Poxviruses	South Africa	November 2, 2037

Radioprotection therapeutics

Patent No.	Title	Country / Region	Expiration Date
11,566,032	Radio-Protective and Chemo-Protective Substituted Thiols	U.S.A	May 7, 2041

Pending Patent Applications

Our current pending patent applications are as follows:

CD40 and anti-CD154 Therapeutics

Application No.	Title	Country / Region
17/623,710	Anti-CD154 antibodies and uses thereof	U.S.A.
2020300002	Anti-CD154 antibodies and uses thereof	Australia
BR112021026410-8	Anti-CD154 antibodies and uses thereof	Brazil
3145453	Anti-CD154 antibodies and uses thereof	Canada
202080059891.1	Anti-CD154 antibodies and uses thereof	China
20764933.6	Anti-CD154 antibodies and uses thereof	European Patent Office
202217004870	Anti-CD154 antibodies and uses thereof	India
P00202200763	Anti-CD154 antibodies and uses thereof	Indonesia
289354	Anti-CD154 antibodies and uses thereof	Israel
2021-578262	Anti-CD154 antibodies and uses thereof	Japan
PI 2021007835	Anti-CD154 antibodies and uses thereof	Malaysia
MX/a/2022/000133	Anti-CD154 antibodies and uses thereof	Mexico
784548	Anti-CD154 antibodies and uses thereof	New Zealand
11202114433Y	Anti-CD154 antibodies and uses thereof	Singapore
2022/01378	Anti-CD154 antibodies and uses thereof	South Africa
62022063693.5	Anti-CD154 antibodies and uses thereof	Hong Kong
62022062573.0	Anti-CD154 antibodies and uses thereof	Hong Kong
PCT/US2022/011404	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	PCT
3136725	Inhibitors of CD40-CD154 Binding	Canada
20787970.1	Inhibitors of CD40-CD154 Binding	European Patent Office
2021-560713	Inhibitors of CD40-CD154 Binding	Japan
17/603,260	Inhibitors of CD40-CD154 Binding	U.S.A.
202080033531.4	Inhibitors of CD40-CD154 Binding	China

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
17/121,547	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
17/082,949	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
2020289838	Eutectic Formulations of Cyclobenzaprine Hydrochloride (Allowed)	Australia
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
BR122020020968-2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
3,119,755	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada
201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China
202011576351.9	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
19214535.7	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
42020003105.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
42020019748.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
42021036749.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
3392/KOLNP/2015	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India
2021-105582	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan
2021-169539	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan

Application No.	Title	Country / Region
PI 2015703142	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
PI 20233000078	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
768064	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W 10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore Singapore
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
Not Yet Assigned	Compositions and Methods for Transmucosal Absorption	Argentina
BR122019024508-8	Compositions and Methods for Transmucosal Absorption	Brazil
3,118,913	Compositions and Methods for Transmucosal Absorption	Canada
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
2013/24661 2013/37088	Compositions and Methods for Transmucosal Absorption Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council Gulf Cooperation Council
2013/40660	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
42020020336.2	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2021 01421	Compositions and Methods for Transmucosal Absorption	Indonesia
2021-100154	Compositions and Methods for Transmucosal Absorption	Japan
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore

CBP – PTSD

Application No.	Title	Country / Region
17/951,723	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.

Assessing Clinical Response – PTSD

Application No.	Title	Country / Region
PCT/US2022/015327	An Improved Method of Assessing Clinical Response in the Treatment of PTSD Symptoms	PCT

CBP – Fatigue

Application No.	Title	Country / Region
16/903,965	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.

CBP – Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
16/215,952	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.
2018383098	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Australia
BR112020011345-0	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Brazil
3,083,341	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Canada
201880079917.1	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China
18847270.8	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	European Patent Office
P00202004178	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Indonesia
275289	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Israel
202017023747	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	India
2020-531611	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
MX/a/2020/006140	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Mexico
PI2020002800	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Malaysia
765792	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	New Zealand
520412146	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Saudi Arabia
11202004799T	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Singapore
2020/03243	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	South Africa
6202002246.2	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
62021029558.5	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong

CBP – Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.
19214568.8	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office

Analogs of CBP

Application No.	Title	Country / Region
16/630,832 CA3069699 201880050758.2 EP18831505.5

Analogs of Cyclobenzaprine and Amitriptyline

Analogs of Cyclobenzaprine and Amitriptyline

Analogs of Cyclobenzaprine and Amitriptyline

Analogs of Cyclobenzaprine and Amitriptyline

Analogs of Cyclobenzaprine and Amitriptyline

U.S.A. Canada China European Patent Office
2020-526592	Analogs of Cyclobenzaprine and Amitriptyline	Japan

CBP – ASD and PTSD

Application No.	Title	Country / Region
2019/38140	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Gulf Cooperation Council
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
17/269,106	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.
2019323764	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Australia
PI2021000802	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Malaysia
772889	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand
BR112021003107-3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Brazil
3109258	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Canada
201980062283.3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China
19802247.7	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	European Patent Office
62021045278.0	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
62022046260.5	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
202117011223	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	India
P00202101716	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Indonesia
280921	Cyclobenzaprine or Amitriptyline Containing Compositions for Use in Treating Stress Disorders	Israel
2021-509201	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
MX/a/2021/002012	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Mexico
11202101443W	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Singapore
2021/01121	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	South Africa

CBP – Fibromyalgia

Application No.	Title	Country / Region
PCT/US2021/062244	Cyclobenzaprine Treatment for Fibromyalgia	PCT

CBP – Alcohol Use Disorder

Application No.	Title	Country / Region
PCT/US2021/060011	Cyclobenzaprine Treatment for Alcohol Use Disorder	PCT

CBP – Sexual dysfunction

Application No.	Title	Country / Region
PCT/US2022/045791	Cyclobenzaprine Treatment for Sexual Dysfunction	PCT
17/226,058	Cyclobenzaprine Treatment for Sexual Dysfunction	U.S.A
2021253592	Cyclobenzaprine Treatment for Sexual Dysfunction	Australia
3179754	Cyclobenzaprine Treatment for Sexual Dysfunction	Canada
202180040673.8	Cyclobenzaprine Treatment for Sexual Dysfunction	China
21721779.3	Cyclobenzaprine Treatment for Sexual Dysfunction	European Patent Office
2022-562023	Cyclobenzaprine Treatment for Sexual Dysfunction	Japan

CBP – Post-Acute Sequelae of SARS-CoV-2 (PASC)

Application No.	Title	Country / Region
63/354,215	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	U.S.A.

Oxytocin therapeutics

Application No.	Title	Country / Region
2020286221	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
BR1120170145456	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil
2972975	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
16735422.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
18112297.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
2021-179295	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
1020177021998	Magnesium-Containing Oxytocin Formulations and Methods of Use	Republic of Korea
734097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
771693	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
201705176	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	South Africa
16/976,912	Labeled Oxytocin and Method of Manufacture and Use	U.S.A.
19710979.6	Labeled Oxytocin and Method of Manufacture and Use	European Patent Office
2020-545532	Labeled Oxytocin and Method of Manufacture and Use	Japan
16/093,104	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
2017250505	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
3,020,179	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
2017800361853	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	China
2023100344997	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
17783080.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
19128645.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
2022-60727	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
MX/a/2018/012351	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico
747221	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
787097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand

Nociceptin/Orphanin FQ therapeutics

Application No.	Title	Country / Region
BR122021007932-3	Methods for Treatment of Pain	Brazil

Tianeptine Hemioxalate – Salts and Crystalline Forms

Application No.	Title	Country / Region
BR112019013244-9	Tianeptine Oxalate Salts and Polymorphs	Brazil
3,048,324	Tianeptine Oxalate Salts and Polymorphs	Canada
201780085697.9	Tianeptine Oxalate Salts and Polymorphs	China
17844642.3	Tianeptine Oxalate Salts and Polymorphs	European Patent Office
62020006380.3	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
62020006381.1	Tianeptine Oxalate Salts and Polymorphs	Hong Kong
267708	Tianeptine Oxalate Salts and Polymorphs, Compositions Comprising Same and Uses Thereof	Israel
201917029300	Tianeptine Oxalate Salts and Polymorphs	India
2019-535330 2022-180549 MX/a/2019/007891 PI2019003711 519402021 11201905974W

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Tianeptine Oxalate Salts and Polymorphs

Japan Japan Mexico Malaysia Saudi Arabia Singapore

Tianeptine and Naloxone – Major Depressive Disorder

Application No.	Title	Country / Region
PCT/US2022/020406	Tianeptine Oxalate and Naloxone Treatment for Major Depressive Disorder	PCT

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
17/827,320	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
2017/41626	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan R.O.C.
2017353868	Synthetic Chimeric Poxviruses	Australia
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
BR122023000373-0	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
201780078546.0	Synthetic Chimeric Poxviruses	China
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Israel Japan
2022-140113	Synthetic Chimeric Poxviruses	Japan
PI2019002462	Synthetic Chimeric Poxviruses	Malaysia
752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	New Zealand Singapore
2022/04981	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
62020003675.9	Synthetic Chimeric Poxviruses	Hong Kong

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
2019/37492	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
2019/41458	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
20190101165	Synthetic Chimeric Vaccinia Virus	Argentina
108115290	Synthetic Chimeric Vaccinia Virus	Taiwan R.O.C.
17/050,946	Synthetic Chimeric Vaccinia Virus	U.S.A.
2019262149	Synthetic Chimeric Vaccinia Virus	Australia
BR112020022181-3	Synthetic Chimeric Vaccinia Virus	Brazil
3099330	Synthetic Chimeric Vaccinia Virus	Canada
201980029677.9	Synthetic Chimeric Vaccinia Virus	China
19796145.1	Synthetic Chimeric Vaccinia Virus	European Patent Office
202017052398	Synthetic Chimeric Vaccinia Virus	India
P00202008694	Synthetic Chimeric Vaccinia Virus	Indonesia
278419	Synthetic Chimeric Vaccinia Virus	Israel
2020-560920	Synthetic Chimeric Vaccinia Virus	Japan
PI 2020005696	Synthetic Chimeric Vaccinia Virus	Malaysia
MX/a/2020/011586	Synthetic Chimeric Vaccinia Virus	Mexico
768999	Synthetic Chimeric Vaccinia Virus	New Zealand
11202010272P	Synthetic Chimeric Vaccinia Virus	Singapore
2020/06350	Synthetic Chimeric Vaccinia Virus	South Africa
62021036744.2	Synthetic Chimeric Vaccinia Virus	Hong Kong
62021038254.0	Synthetic Chimeric Vaccinia Virus	Hong Kong

Stem cells-scPV treatment

Application No.	Title	Country / Region

2019/37505	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
2019/41460	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Gulf Cooperation Council
20190101166	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Argentina
108115294	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Taiwan R.O.C.
17/049,741	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	U.S.A.
2019262150	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Australia
3098145	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Canada
201980029672.6	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	China
19797026.2	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	European Patent Office
278420	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Israel
2020-561064	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Japan
62021038255.7	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Hong Kong
62021031667.0	Stem Cells Comprising Synthetic Chimeric Vaccinia Virus and Methods of Using Them	Hong Kong

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
17/187,678	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
110107179	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Taiwan
20210100512	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Argentina
63/315,520	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
1202200348	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Intellectual Property Organization
AP/P/2022/014318	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Regional Intellectual Property Organization
2021226592	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Australia
BR112022016992-2	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Brazil
3173996	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Canada
202180027983.6	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	China
202292431	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Eurasian Patent Office
21715007.7	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	European Patent Office
202217053476	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	India
P00202210244	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Indonesia
295925	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Israel
2022-551297	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Japan
PI 2022004613	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Malaysia
MX/a/2022/010588	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Mexico
791924	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	New Zealand
10-2022-7033014	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Republic of Korea
522440323	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Saudi Arabia
2022/09895	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	South Africa

Salts of glutathione

Application No.	Title	Country / Region
17/442,258	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	U.S.A.
2020249868	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Australia
3,134,875	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Canada
202080034626.8	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	China
20727359.0	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	European Patent Office
286730	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Israel
2021-557223	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Japan
62022054457.6	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Hong Kong
62022057646.1	Salt forms of S-(N, N-diethylcarbamolyl) glutathione	Hong Kong

TFF2 therapeutics

Application No.	Title	Country / Region
17/638,761	Modified TFF2 polypeptides	U.S.A.
2020338947	Modified TFF2 polypeptides	Australia
3152665	Modified TFF2 polypeptides	Canada
202080071768.1	Modified TFF2 polypeptides	China
20781063.1	Modified TFF2 polypeptides	European Patent Office
202217016249	Modified TFF2 polypeptides	India
290910	Modified TFF2 polypeptides	Israel
2022-513154	Modified TFF2 polypeptides	Japan
MX/a/2022/002337	Modified TFF2 polypeptides	Mexico
786004	Modified TFF2 polypeptides	New Zealand
2022/03355	Modified TFF2 polypeptides	South Africa
62023066535.3	Modified TFF2 polypeptides	Hong Kong
62023066928.0	Modified TFF2 polypeptides	Hong Kong

Radioprotection therapeutics

Application No.	Title	Country / Region
17/991,292	Radio-Protective and Chemo-Protective Substituted Thiols	U.S.A.
17/923,831	Radio-and Chemo-Protective Compounds	U.S.A.
2021269125	Radio-and Chemo-Protective Compounds	Australia
3182014	Radio-and Chemo-Protective Compounds	Canada

Not Yet Assigned	Radio-and Chemo-Protective Compounds	China
21728771.3	Radio-and Chemo-Protective Compounds	European Patent Office
202217070148	Radio-and Chemo-Protective Compounds	India
298025	Radio-and Chemo-Protective Compounds	Israel
2022-567802	Radio-and Chemo-Protective Compounds	Japan
793900	Radio-and Chemo-Protective Compounds	New Zealand
522441204	Radio-and Chemo-Protective Compounds	Saudi Arabia
11202254727V	Radio-and Chemo-Protective Compounds	Singapore

Clinical data statistical analysis

Application No.	Title	Country / Region
PCT/US2021/056213	Randomization Honoring Methods to Assess the Significance of Interventions on Outcomes in Disorders	PCT
17/508,182	Randomization Honoring Methods to Assess the Significance of Interventions on Outcomes in Disorders	U.S.A.

Monoclonal Antibodies – anti-SARS-CoV-2 Spike

Application No.	Title	Country / Region
63/421,137	Anti-SARS-CoV-2-Spike Monoclonal Antibodies and Antigen-Binding Fragments Thereof and Use in Treating SARS-CoV-2 Infection	U.S.A.
63/421,138	Anti-SARS-CoV-2-Spike Monoclonal Antibodies and Antigen-Binding Fragments Thereof and Use in Treating SARS-CoV-2 Infection	U.S.A.
63/421,141	Anti-SARS-CoV-2-Spike Monoclonal Antibodies and Antigen-Binding Fragments Thereof and Use in Treating SARS-CoV-2 Infection	U.S.A.

Nanoparticles – T cell Immune Response

Application No.	Title	Country / Region
63/338,217	Nanoparticles for Inducing a TH1 T Cell Immune Response	U.S.A.

Nanoparticles – mRNA vaccine

Application No.	Title	Country / Region
PCT/US2022/070739	RNA Stabilizing Nanoparticles	PCT
PCT/US2022/075944	mRNA Vaccine Formulations and Methods of Using the Same	PCT

Virus Vaccine – Bovine Parainfluenza Virus Vaccine

Application No.	Title	Country / Region
17/755,359	Broadly Protective Bovine Parainfluenza 3 Virus and Bovine Viral Diarrhea Virus Vaccine	U.S.A.
PCT/US2022/072433	SARS-Coronavirus 2 (SARS-CoV-2) Spike Protein Subunit Vaccines	PCT

Antiviral Drugs – Cathepsin Inhibitors

Application No.	Title	Country / Region
63/327,431	Therapeutic Agents and Combinations for Treating Viral Diseases	U.S.A.
18/055,596	Compositions and Methods for Increasing Efficacy of a Drug	U.S.A.
2021271806	Compositions and Methods for Increasing Efficacy of a Drug	Australia
21803283.7	Compositions and Methods for Increasing Efficacy of a Drug	European Patent Office
2022-569505	Compositions and Methods for Increasing Efficacy of a Drug	Japan
202217072271	Compositions and Methods for Increasing Efficacy of a Drug	India
PCT/US2021/052664	Methods and Compositions for the Treatment of Viral Diseases	PCT

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 97/458017, filed June 14, 2022), MODALTIN (Serial No. 97/424052, filed May 23, 2022), RAPONTIS  (Serial  No. 97/424058, filed May 23, 2022), PROTECTIC (Serial No. 97/424071, filed May 23, 2022), TONIX PHARMACEUTICALS (Serial No. 88/896150, filed April 30, 2020), and ANGSTRO-TECHNOLOGY (Serial No. 88/690384, filed November 13, 2019) and TONMYA (Serial No. 97/185424, filed December 22, 2021).

Research and Development

We have approximately 94 employees dedicated to research and development. Our research and development operations are located in Chatham, NJ, Dartmouth, MA, Frederick, Maryland, San Diego, CA, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies. We acquired the RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and is operational.

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

Our smallpox- and mpox-preventing vaccine candidate is a biologic and employs a live form of horsepox. Both the drug substance (HPVX and the cell bank) and the drug product (vaccine) will be manufactured by contract cGMP-compliant facilities capable of manufacturing for nonclinical/clinical testing and licensed product.

On September 28, 2020, we completed the purchase of our 45,000 square foot facility in Massachusetts, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines and biologics. As of October 1, 2022, the facility was ready for its intended use and is operational.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2022, the facility was not ready for its intended use.

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

 Section 505(b) NDAs

There are two types of NDAs: the Section 505(b)(1) NDA, or full NDA, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs for TNX-102 SL for FM, Long COVID and PTSD, for TNX-1900 for chronic migraine and TNX-2900 for Prader Willi Syndrome and for certain other products, that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. We may need to file a Section 505(b)(1) NDA for certain other products in the future. A full NDA is submitted under Section 505(b)(1) of the FDCA, and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit an NDA under Section 505(b)(2) for TNX-102 SL for FM, Long COVID and PTSD; TNX-1900 for chronic migraine, and TNX-2900 for Prader Willi Syndrome. The FDA may not agree that these product candidates are approvable as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required, the time and financial resources required to obtain FDA approval could substantially and materially increase and be less likely to be approved. If the FDA requires a full NDA or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If reference listed products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated 505(b)(2) NDAs, and we may be required to follow the requirements of Section 505(b)(1).

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

The Impact of New Legislation and Amendments to Existing Laws

 The FDCA is subject to routine legislative amendments with a broad range of downstream effects. In addition to new legislation, such as the FDA Reauthorization Act of 2017 or the FDASIA in 2012, Congress introduces amendments to reauthorize drug user fees and address emerging concerns every five years. We cannot predict the impact of these new legislative acts and their implementation of regulations on our business. The programs established or to be established under the legislation may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. In addition, the FDA’s regulations, policies and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and our products.

We expect that additional federal and state, as well as foreign, healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Human Capital Resources

As of March 13, 2023, we had 117 full-time employees, of whom 19 hold M.D. or Ph.D. degrees. We have 94 employees dedicated to research and development. None of our employees are represented by a collective bargaining agreement. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. Our research and development operations are located in Chatham, NJ, San Diego, CA, Dartmouth, MA, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees.

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

Corporate Information

We lease the space for our principal executive offices, which are located at 26 Main Street, Suite 101, Chatham, New Jersey 07928, and our telephone number is (862) 799 8599. Our website address is www.tonixpharma.com. We do not incorporate the information on our websites into this annual report, and you should not consider such information part of this annual report.

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

We are a development-stage biopharmaceutical and our operations to date have been primarily limited to developing our technology and undertaking preclinical and nonclinical testing and clinical studies of our latest stage product candidate, TNX-102 SL for FM, Long COVID and potentially other CNS conditions. We have not yet obtained regulatory approvals for TNX-102 SL or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	delays in the commencement, enrollment and timing of clinical studies;

●	the success of our clinical studies through all phases of clinical development, including studies of our most advanced product candidate, TNX-102 SL for FM, Long COVID and potentially other CNS indications;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidate TNX-102 SL for FM and Long COVID, TNX-1900 for chronic migraine, TNX-601 ER for depression or any of our other product candidates in the United States and foreign jurisdictions;

●	potential nonclinical toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of REMS, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims;

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, TNX-102 SL, in Phase 3 development for the treatment of FM and Phase 2 development for the treatment of Long COVID, and we have three other products in Phase 2 development for the treatment of chronic migraine, depression and cocaine intoxication. The success of our business currently depends on the successful development, approval and commercialization of our product candidates and TNX-102 SL. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

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

In order to obtain FDA approval to market a new pharmaceutical product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical studies. Conducting clinical studies is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays associated with products for which we are directly conducting clinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of clinical studies may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under cGMP, for use in clinical studies; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients; modification of clinical study protocols; changes in regulatory requirements for clinical studies; the lack of effectiveness during clinical studies; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical studies due to the IRB responsible for overseeing the study at a particular study site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

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

Our current plans for filing NDAs for our most advanced product candidate, TNX-102 SL, include efforts to minimize the data we will be required to generate in order to obtain marketing approval and therefore reduce the development time. We intend to file Section 505(b)(2) NDAs for TNX-102 SL for FM, Long COVID and for other proposed indications, that might, if accepted by the FDA, save time and expense in the development and testing of TNX-102 SL.

TNX-102 SL for FM and other CNS indications is our most advanced development product candidate which is in mid-Phase 3 for FM. The timeline for filing and review of our NDA for TNX-102 SL for FM is based on our plan to submit this NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time-consuming.

We may not be able to realize a shortened development timeline for TNX-102 SL for FM, Long COVID (or other proposed indications under TNX-102 SL), and the FDA may not approve our NDA based on their review of the submitted data. If cyclobenzaprine-containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for TNX-102 SL, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2022 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the fourth quarter of 2023, but not beyond. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities and the buildout of our research and development and manufacturing facilities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the fourth quarter of 2023, but not beyond. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

There can be no assurance that any of our product candidates will be accepted by the marketplace as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA. For example, at least three vaccines for the prevention of COVID-19 have been approved to date, and we expect that other vaccines will be approved prior to the approval of our COVID-19 vaccine candidate, if it is approved at all. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that physicians and patients will accept our product(s) as a treatment of choice.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. In addition, our clinical studies, including our ongoing Phase 3 RESILIENT study, will require a sufficiently large number of fibromyalgia participants to evaluate the effectiveness and safety of TNX-102 SL in FM. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical studies may be delayed or we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the Phase 2 AtEase study, Phase 3 HONOR study, the Phase 3 RECOVERY study, Phase 3 RELIEF study, the Phase 3 RALLY study and the Phase 3 RESILIENCE study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Additionally, the Inflation Reduction Act of 2022, which took in 2023, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs.

Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the ultimate content, timing or effect of any changes to the ACA, the Inflation Reduction Act, or other federal and state healthcare policy reform efforts including those aimed at drug pricing. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

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

We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time-consuming and costly.

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

 We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical study, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $2,000,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Developing our TNX-1850 and TNX-801 vaccine candidates each require testing of challenges with monkeypox or SARS-CoV-2 viruses under controlled experimental conditions. The testing of TNX-1850 and TNX-801 may carry risk of infection and harm to individuals.

In addition, our TNX-1850 and TNX-801 vaccine candidates are both live forms of the horsepox. We have initiated vaccine-manufacturing activities to support further nonclinical testing of TNX-801. The production and storage of the synthesized horsepox virus stock and, once initiated, TNX-1850 virus stock, may carry risk of infection and harm to individuals. Any such infection could expose us to product and general liability claims, and may carry risk of infection and harm to individuals.

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

We have had in the past, and may in the future, have difficulty satisfying Nasdaq listing requirements for our common stock. If we are unable to satisfy Nasdaq listing requirements, we will cease to be eligible to trade on Nasdaq. In such event:

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

 ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2022.

ITEM 2 – PROPERTIES

We maintain our principal office at 26 Main Street, Suite 101, Chatham, New Jersey 07928. Our telephone number at that office is (862) 799-8599 and our fax number is (212) 923-5700. On August 28, 2020, we entered into a lease, whereby we agreed to lease new office space, commencing September 2020 and expiring December 2025. In connection therewith, we maintain a letter of credit, which has a remaining balance of $140,201 as of December 31, 2022, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit.

On December 6, 2018, we entered into a lease amendment, whereby we agreed to lease new office space in New York, New York, commencing January 15, 2019, and expiring on November 30, 2020. In August 2020, we signed a one-year extension, expiring in November 2021. In September 2021, we signed a one-year extension, expiring in November 2022. In May 2022, we signed a one-year extension, expiring in November 2023. In connection therewith, we maintain a letter of credit, which has a remaining balance of $100,653 as of December 31, 2022, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit.

 On October 1, 2021, we completed the purchase of a research and development facility in Maryland totaling $17.5 million, to process development activities. As of December 31, 2022, the asset was operational and the asset was ready for its intended use.

On December 23, 2020, we completed the purchase of our approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2022, the facility was not ready for its intended use.

On September 28, 2020, we completed the purchase of our 45,000 square foot facility in Massachusetts for $4.0 million, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines. As of December 31, 2022, the facility was operational and ready for its intended use.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2023	$441
2024	164
2025	159
2026	9
2027	2
775
Included interest	(15)
$760

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

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “TNXP”.

Holders

On March 10, 2023, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $0.62 per share. On March 10, 2023, there were 231 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutics and vaccines to treat and prevent human disease and alleviate suffering. We have a rich pipeline of products in development that has been curated from internal discovery, as well as licenses, acquisitions and collaborations with academic institutions and contract research organizations. We continue to build capabilities in synthetic biology, precision medicine, protein engineering, medicinal chemistry, molecular biology, pharmacogenomics and clinical-scale manufacturing. Our therapeutics under development include both small molecules and biologics.

Our portfolio consists of central nervous system, or CNS, rare disease, immunology, and infectious disease product candidates. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our rare disease portfolio focuses on developing novel therapies for patients with rare diseases, including those caused by genetic disorders which are characterized by complex symptoms and for which no drug is approved. Our immunology portfolio includes biologics to address organ transplant rejection, autoimmune diseases and cancer. Our infectious disease portfolio includes a vaccine in development to prevent smallpox and mpox (formerly known as monkeypox), next-generation vaccines to prevent COVID-19, a platform to make fully human mAbs to treat COVID-19 and humanized anti-SARS-CoV-2 mAbs. Our vaccine in development to prevent smallpox and mpox also serves as the live virus vaccine platform or recombinant pox vaccine (RPV) platform for other infectious diseases.

Our latest stage CNS product candidate is TNX-102 SL*, a proprietary sublingual tablet formulation of cyclobenzaprine (CBP) designed for bedtime administration. TNX-102 SL has active INDs for fibromyalgia, or FM, FM-type Long COVID or PASC (post-acute sequelae of SARS-CoV-2 infection), posttraumatic stress disorder, or PTSD, agitation in Alzheimer’s disease, or AAD, and alcohol use disorder, or AUD.

TNX-102 SL is in mid-Phase 3 development for the management of FM, a pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. In December 2020, we reported positive results from the Phase 3 RELIEF study of TNX-102 SL 5.6 mg for the management of FM. In July 2021, we reported pre-planned interim analysis results from a second Phase 3 study, RALLY. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We reported topline data from the completed study in March of 2022. As expected, based on interim analysis results, TNX-102 SL did not achieve statistical significance over placebo on the primary endpoint of reduction in daily pain, and relative to the previous positive Phase 3 Study (RELIEF), RALLY had an unexpected increase in study participant adverse event-related discontinuations in both drug and placebo groups. In April 2022, we started a new potentially confirmatory Phase 3 study of TNX-102 SL in FM, RESILIENT. Interim analysis results are expected in the second quarter of 2023 and topline results are expected in the fourth quarter of 2023. Following a positive outcome of the RESILIENT study, we believe we would be positioned to file a New Drug Application (NDA) for TNX-102 SL for the management of FM.

TNX-102 SL is also being developed as a potential treatment for a type of Long COVID, the symptoms of which overlap with FM, that we term FM-type Long COVID. We initiated enrollment in the Phase 2 study PREVAIL, in August 2022. The primary endpoint is a change in daily pain scores from baseline.

For TNX-102 SL in PTSD, we completed the Phase 3 RECOVERY trial and reported topline results in the fourth quarter of 2020 in which TNX-102 SL did not meet the primary efficacy endpoint. PTSD is a serious psychiatric condition that develops in response to experiencing a traumatic event. We subsequently completed a meeting with the FDA to discuss potential new endpoints for the indication of treatment of PTSD. Future studies will employ the one month look-back CAPS-5 as the primary endpoint rather than the one week look-back used in prior studies.

The AAD program is Phase 2 ready with an active IND and FDA Fast Track designation. AAD, which includes emotional lability, restlessness, irritability, and aggression, is one of the most distressing and debilitating of the behavioral complications of Alzheimer’s disease. We do not have any near-term plans to start a Phase 2 study in AAD.

The AUD program is also Phase 2 ready with an active IND. AUD is a chronic relapsing brain disease characterized by compulsive alcohol use, loss of control over alcohol intake, and a negative emotional state when not using alcohol. We do not have any near-term plans to start a Phase 2 study in AUD.

TNX-1900* (intranasal potentiated oxytocin) is in development for the treatment of chronic migraine and obesity-associated binge eating disorder, or BED. TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animal studies to potentiate binding of oxytocin to the oxytocin receptor. We received IND clearance from the FDA in the fourth quarter of 2021 to study TNX-1900 in chronic migraine and we initiated a Phase 2 study in migraine in the first quarter of 2023. We expect interim analysis results from the first 50 percent of patients enrolled in the fourth quarter of 2023. In March 2022, we announced an agreement with Massachusetts General Hospital, a teaching hospital of Harvard Medical School, to conduct an investigator-initiated Phase 2 clinical trial to study TNX-1900 in BED. The Phase 2 clinical trial is expected to start in the second quarter of 2023. We do not own an IND for BED. We also licensed technology to use TNX-1900 for the treatment of insulin resistance from the University of Geneva and also have rights to develop it as a treatment for craniofacial pain, but we are not imminently pursuing clinical trials in either of these indications at this time.

TNX-601 ER* (tianeptine hemioxalate extended-release tablets) is a CNS product candidate in development as a treatment for major depressive disorder, or depression, and with possible additional indications of PTSD, and neurocognitive dysfunction associated with corticosteroid use. TNX-601 ER represents a novel approach to treating depression in the U.S., since the active ingredient tianeptine induces a neuroprotective and resilient phenotype in both neurons and microglia under conditions of stress in animals. The dramatic and unique effects of tianeptine are illustrated in animal models by the restoration of dendritic arborization of pyramidal neurons of CA3 region of hippocampus and the dentate gyrus region new neuron formation and integration into hippocampal networks. In contrast, antidepressants that are marketed in the U.S. act by modulating the levels or receptor binding of neurotransmitters in the synapse. We have completed a Phase 1 trial for formulation development outside of the U.S. We expect to initiate a potentially pivotal Phase 2 study in the first quarter of 2023 for the treatment of major depressive disorder and we expect interim analysis results from the first 50 percent of patients enrolled in the fourth quarter of 2023.

Another CNS candidate in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of life-threatening cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous, or i.v., cocaine. In August of 2022, we received a Federal Grant from the National Institute on Drug Abuse (NIDA) to advance the development of TNX-1300 as a treatment for cocaine intoxication. We expect to initiate a potentially pivotal Phase 2 study of TNX-1300 in emergency rooms in the second quarter of 2023.

Finally, our CNS pipeline includes TNX-1600*, an inhibitor of the reuptake of neurotransmitters serotonin, norepinephrine and dopamine, or a triple reuptake inhibitor. TNX-1600 was licensed from Wayne State University in 2019 and is expected to be developed as a treatment for PTSD, depression and attention-deficit/hyperactivity disorder, or ADHD. TNX-1600 is in the preclinical stage of development.

Our rare disease portfolio consists of TNX-2900*, another magnesium-potentiated, intranasal oxytocin-based therapeutic in development for the treatment of Prader-Willi syndrome, or PWS. The technology for TNX-2900 was licensed from Inserm, the French National Institute of Health and Medical Research. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the Prader-Willi genes. TNX-2900 has been granted Orphan-Drug Designation for the treatment of PWS, and is in the pre-IND stage of development.

Our lead candidate in the immunology pipeline is TNX-1500*, a humanized mAb, directed against CD40-ligand, or CD40L (also known as CD154), engineered to modulate binding to Fc receptors, that is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. In experiments at the Massachusetts General Hospital or MGH, a teaching hospital of Harvard Medical School, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Preliminary results from ongoing experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. First generation anti-CD40L mAb therapies were associated with an increased risk of blood clots or thrombosis. In the non-human primate studies with TNX-1500 for allogeneic kidney or heart transplantation, no evidence of thrombosis has been observed so far. We expect to start a Phase 1 study of TNX-1500 in the second quarter of 2023. TNX-1500 also is being studied in combination with other immunosuppressive agents in xenogeneic organ transplants in non-human primates at MGH and at the University of Maryland at Baltimore or UMB. In experiments at UMB, TNX-1500 is being studied to prevent rejection of xenogeneic hearts from genetically engineered pigs developed by the Revivicor division of United Therapeutics Corporation.

Our immunology pipeline also includes TNX-1700*, a recombinant Trefoil Factor Family 2, or rTFF2, fusion protein that was licensed from Columbia University in 2019. TNX-1700 consists of TFF2 fused to human serum albumin or I and is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism, in combination with PD1 blockers, and is in the preclinical stage of development. We recently presented data that show a murine version of TNX-1700 consisting of a fusion protein with murine serum albumin or MSA was able to evoke anti-tumor immunity in the MC38 mouse model of colorectal cancer as monotherapy and that TNX-1700 augmented the efficacy of anti-PD1 therapy in both the MC38 mouse model and the CT26.wt models of colorectal cancer.

Our infectious disease portfolio includes vaccines based on our live virus vaccine or recombinant pox vaccine, “RPV” platform. Live virus vaccines are believed to protect against poor clinical outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801*, a live attenuated vaccine based on synthesized horsepox is in the pre-IND stage of development to protect against smallpox and mpox. Non-human primates vaccinated with TNX-801 were protected from monkeypox in studies reported in the first quarter of 2020. A Phase 1 study of TNX-801 in humans is expected to start in the second half of 2023. TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector.

TNX-1850* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the BA.2 strain that has not yet been tested in animals. TNX-1800* is a live virus vaccine that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. Because the subsequent omicron variant out-competed the ancestral Wuhan strain, we began work on new vaccine versions, TNX-1840* and TNX-1850*, that are designed to express spike protein from the omicron variant and from the BA.2 variant, respectively. Of those, based on the trajectory of COVID-19, the focus is now on TNX-1850. The COVID-19 vaccines that are approved for use, or have emergency use authorization, or EUA, in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

TNX-2300* is a live virus vaccine based on bovine parainfluenza virus in development to protect against COVID-19. In April 2022, we extended a sponsored research agreement with Kansas State University to develop a vaccine candidate, TNX-2300, for the prevention of COVID-19 that utilizes a novel live virus vaccine vector platform based on bovine parainfluenza virus. The efficacy of co-expression of the CD40-ligand, also known as CD154, to stimulate T cell immunity will also be tested. Attenuated bovine parainfluenza virus has previously been shown to be an effective antigen delivery vector in humans. Previous work by others has shown that attenuated BPI3V is tolerated and immunogenic in non-human primates and human infants and children. We believe the vector is well suited for mucosal immunization using a nasal atomizer, and can also be delivered parenterally. TNX-2300 is in the preclinical stage of development.

TNX-3600* and TNX-3800* are mAbs directed against SARS-CoV-2 which are in development as potential therapeutic or preventative agents for COVID-19. Given the unpredictable trajectory of the SARS-CoV-2 virus and new variants, we seek to contribute a broad set of anti-SARS-CoV-2 mAbs, that can be scaled up quickly and potentially combined with other mAbs. We envision the future of mAb therapy for COVID-19 to be cocktails of mAbs with specificity to variants of concern.  TNX-3600 refers to a series of fully human mAbs generated by human-human hybridomas from COVID-19 convalescent volunteers. We are collaborating with Columbia University to produce these fully human mAbs to SARS-CoV-2 spike proteins from variants such as delta, omicron and XBB1.5 and to other viral targets. TNX-3800 refers to three humanized murine mAbs which we licensed exclusively in December 2022 from Curia Global, Inc. for the treatment or prophylaxis of SARS-CoV-2 infection. The initial focus is to develop COVID-19 therapeutic mAbs. We plan to seek indications similar to previously EUA-approved therapeutic mAbs for treating individuals with mild-to-moderate COVID-19 who are at high risk for progression to severe disease or for prophylaxis in individuals with compromised immune systems who are at high risk for severe COVID-19 disease. None of the previously EUA-approved therapeutic or preventative mAbs are still available, because each has become obsolete since the SARS-CoV-2 virus has mutated to evade their binding. TNX-3600 and TNX-3800 mAbs may also be used in combination therapy with other COVID-19 therapeutic mAbs. Combination therapies with other anti-SARS-CoV-2 mAbs may reduce the emergence of resistant viral strains. TNX-3600 and TNX-3800 are in the preclinical stage of development.

TNX-3700* is a COVID-19 mRNA vaccine candidate employing a zinc nanoparticle (ZNP) formulation. In collaboration with Kansas State University, we are developing this ZNP technology as a potential replacement for the lipid nanoparticle (LNP) technology used in current mRNA vaccines. ZNP technology potentially allows for improved stability which facilitates shipping and storage and addresses the limitations in current mRNA vaccines which require ultra-cold storage and shipping. This current requirement limits the use of mRNA vaccines in less developed countries. We plan to seek initial indications as a booster, similar to the current FDA approved mRNA vaccines for COVID-19. We intend to conduct research with Kansas State University on ZNP SARS-CoV-2 spike based vaccines in tissue culture and animals in the first half of 2023. TNX-3700 is in the preclinical stage of development.

Relating to our COVID-19 and other infectious disease development programs, we are developing the resources necessary to enable internal research, development and manufacturing capabilities necessary to meet the goal of producing new vaccine candidates within 100 days of recognition within weeks of obtaining sequence information of a novel pathogen. We seek to be a leader in the movement to re-build domestic U.S. research, development and manufacturing capabilities. Because this movement follows a protracted period when domestic research, development and manufacturing were moved out of the U.S., or “off-shore” by other companies to save on labor and other costs, the movement to reverse that trend has been described as “on-shoring” or “re-domestication”. The COVID-19 pandemic taught that national borders may close during a health emergency. Therefore, domestic capabilities are essential for the health security of the U.S., which has also been described as pandemic preparedness and biodefense. As articulated in the American Pandemic Preparedness Plan, or AP3, released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. We believe we have established the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine and potentially to other vaccine and therapeutic platforms. This infrastructure consists of (i) our R&D Center, or “RDC”, (ii) our Advanced Development Center, or ADC, and (iii) our Commercial Manufacturing Center, or CMC. We acquired the RDC in Frederick, Maryland consisting of one building totaling approximately 48,000 square feet. The acquisition closed in October 2021 and the facility is operational. The RDC facility focuses on our development of vaccines and antiviral drugs against SARS-CoV-2, its variants, and other infectious diseases. The RDC also conducts research on central nervous system and immunology drugs. The RDC facility is mostly biosafety level 2 (BSL-2), with some components designated BSL-3. We completed the substantial renovation of the ADC located in the New Bedford business park in Dartmouth, Massachusetts, which became operational as of the fourth quarter 2022. This approximately 45,000 square foot BSL-2 facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines and biologics to support clinical trials. We also plan to build the CMC in Hamilton, Montana, where we purchased approximately 44 acres of land and have built a field office to manage construction of the facility. The CMC will focus on developing and manufacturing commercial scale live-virus vaccines and biologics and is also intended to be BSL-2. Site enabling work is expected to be initiated for the CMC in 2023. Together, we expect these facilities may qualify the RPV vaccine platform for programs that are designed to carry out the goals of AP3.

*All of our product candidates are investigational new drugs or biologics and have not been approved for any indication.

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

Fiscal year Ended December 31, 2022 Compared to Fiscal year Ended December 31, 2021

The following table sets forth our operating expenses for the fiscal years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
COSTS AND EXPENSES:
Research and development	$81,876	$68,838
General and administrative	30,215	23,474
Total operating expenses	112,091	92,312
Operating loss	(112,091)	(92,312)
Interest income, net	1,873	25
Net loss	$(110,218)	$(92,287)

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2022, were $81.9 million, an increase of $13.1 million, or 19%, from $68.8 million for the fiscal year ended December 31, 2021. This increase is predominately due to increased employee-related expenses of $9.0 million, predominately related to new hires at the RDC and ADC, lab supplies of $3.3 million, and office-related expenses of $1.4 million related to our new facilities offset by a decrease in regulatory expenses of $0.4 million and a decrease in market research expenses of $0.3 million. We expect research and development expenses to increase during 2023 as we move our clinical development programs forward and continue to invest in our development pipeline.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2022, and 2021.

	December 31,
	(in thousands)
	2022	2021	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$13,530	$13,974	$(444)
Direct expenses – TNX - 1800	3,819	8,049	(4,230)
Direct expenses – TNX - 601 ER	1,308	4,602	(3,294)
Direct expenses – TNX - 801	2,111	81	2,030
Direct expenses – TNX - 1300	3,233	5,882	(2,649)
Direct expenses – TNX - 1500	11,510	5,334	6,176
Direct expenses – TNX - 1900	4,155	2,429	1,726
Direct expenses – TNX - 2100	1,434	3,410	(1,976)
Direct expenses – TNX - 3500	1,162	5,368	(4,206)
Direct expenses – Other programs	7,912	4,861	3,051
Internal staffing, overhead and other	31,702	14,848	16,854
Total research & development	$81,876	$68,838	$13,038

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

 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2022 were $30.2 million, an increase of $6.7 million, or 29%, from $23.5 million incurred in the fiscal year ended December 31, 2021. The increase is primarily due to employee-related expenses of $4.3 million, of which $2.4 million relates to stock-based compensation, an increase in legal fees of $0.1 million due to increased patent prosecution costs, an increase in software/technology expenses of $0.5 million, an increase in financial reporting expenses of $1.1 million, and an increase in travel-related of $0.4 million.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2022 was $110.2 million, compared to a net loss of $92.3 million for the year ended December 31, 2021.

License Agreements

On February 13, 2023, we exercised an option to obtain an exclusive license from Columbia for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between us and Columbia.

On December 12, 2022, we entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2022, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On May 18, 2022, we entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, we paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2022, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

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

As consideration for entering into the License Agreement, we agreed to pay a low-seven digit license fee to OyaGen, and agreed to issue to OyaGen and an affiliated entity an aggregate of 86,010 shares of our common stock, valued at $3.0 million, which are unregistered and subject to a six-month lock-up and a voting agreement, pursuant to which OyaGen and the affiliated entity have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. The OyaGen License also provides for single-digit royalties and contingent milestone payments. No milestone payments were accrued or paid in relation to this agreement. In July 2022, we notified OyaGen of our intent to terminate the License Agreement, and the agreement was terminated effective September 20, 2022.

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

On September 16, 2019, we entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”), as subsequently amended, pursuant to which Columbia granted to us an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia has reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On February 2, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Healion Bio Inc., pursuant to which we acquired all the pre-clinical infectious disease assets of Healion, including its portfolio of next-generation antiviral technology assets. Healion’s drug portfolio includes a class of broad-spectrum small molecule oral antiviral drug candidates with a novel host-directed mechanism of action, including TNX-3900, formerly known as HB-121. As consideration for entering into the Asset Purchase Agreement, we paid $1.2 million to Healion. Because the Healion intellectual property was acquired prior to FDA approval, the cash consideration totaling $1.2 million, is expected to be expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva granted us an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

 Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Stanford License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford. As of December 31, 2022, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019, as subsequently amended. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was recorded to research and development expenses in the statement of operations in 2019. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of $112.6 million, comprised primarily of cash and cash equivalents of $120.2 million and prepaid expenses and other of $10.5 million, offset by $8.1 million of accounts payable, $9.7 million of accrued expenses and other current liabilities and $0.4 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM and our vaccine program.

The following table provides a summary of operating, investing and financing cash flows for the years ended December 31, 2022, and 2021, respectively (in thousands):

	December 31,
	2022	2021
Net cash used in operating activities	$(98,053)	$(75,557)
Net cash used in investing activities	(48,147)	(35,307)
Net cash provided by financing activities	87,844	212,487

For the years ended December 31, 2022 and 2021, we used approximately $98.1 million and $75.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities.

Cash used by investing activities for the years ended December 31, 2022 and 2021 was approximately $48.1 million and $35.3 million, respectively, related to the purchase of property and equipment. A significant portion of capital expenditure relates to the build-out of the RDC and ADC.

For the years ended December 31, 2022 and 2021, net proceeds from financing activities were $87.8 million and $212.5 million, respectively, predominately from the sale of our common stock.

We believe that our cash resources at December 31, 2022 and the proceeds that we raised from equity offerings in the first quarter of 2023, net of amounts paid to repurchase shares in the first quarter of 2023, will meet our operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

We face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of filing of this Form 10-K. We believe we have the ability to obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

Share Repurchase Program

Since January 1, 2023, the Company has repurchased 15,700,269 of its shares of common stock outstanding under a $12.5 million share purchase program at prices ranging from $0.44 to $1.38 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to an additional $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. Since January 1, 2023, the Company has repurchased 1,000,000 of its shares of common stock outstanding under the new share repurchase program at $1.14 per share for a gross aggregate cost of $1.1 million.

Convertible Redeemable Preferred stock

On October 26, 2022, we issued 1,400,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock to certain institutional investors in a private placement. The Preferred Stock had an aggregate stated value of $15,000,000. Each share of the Preferred Stock had a purchase price of $9.50, representing an original issue discount (“OID”) of 5% of the stated value. The shares of the preferred stock were convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $1.00 per share, at the option of the holder, and at our option upon the fulfillment of certain conditions and subject to certain limitations. The Company and the holders of the preferred stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable in the event of the conversion of the preferred stock. The $14.3 million in gross proceeds of the offering were held in an escrow account, along with an additional $1.5 million deposited by the Company to cover the aggregate OID as well as the additional amount that would have been necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock.

All outstanding shares of the Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were redeemed in December 2022 at 105% of the $10.00 stated value of the Preferred Stock, or $15.8 million in the aggregate.

On June 24, 2022, we issued 2,500,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock to certain institutional investors in a private placement. The Preferred Stock had an aggregate stated value of $30,000,000. Each share of the Preferred Stock had a purchase price of $9.50, representing an OID of 5% of the stated value. The shares of the preferred stock were convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $4.00 per share, at the option of the holder, and at our option upon the fulfillment of certain conditions and subject to certain limitations. The Company and the holders of the preferred stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable in the event of the conversion of the preferred stock. The $28.5 million in gross proceeds of the offering were held in an escrow account, along with an additional $3.0 million deposited by the Company to cover the aggregate OID as well as the additional amount that would have been necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock.

All outstanding shares of the Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were redeemed in August 2022 at 105% of the $10.00 stated value of the Preferred Stock, or $31.5 million in the aggregate.

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

During the year ended December 31, 2022, we sold 1.0 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.5 million. Subsequent to December 31, 2022, the Company sold 0.6 million shares of common stock under the Purchase Agreement with Lincoln Park for net proceeds of approximately $0.4 million.

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

During the year ended December 31, 2022, we sold 2.9 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $8.7 million.

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

During the year ended December 31, 2021, we sold an aggregate of approximately 2.0 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $41.3 million. During the year ended December 31, 2022, no shares of common stock were sold under the 2021 Purchase Agreement.

Under applicable rules of the NASDAQ Global Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2021 Purchase Agreement (approximately 2.0 million shares) to Lincoln Park under the 2021 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of our common stock to Lincoln Park under the 2021 Purchase Agreement equals or exceeds a threshold amount.

As we have issued approximately 2.0 million shares to Lincoln Park under the 2021 Purchase Agreement, at less than the threshold amount, we will not sell any additional shares under the 2021 Purchase Agreement without shareholder approval.

 February 2021 Financing

On February 8, 2021, we entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 1.8 million shares of our common stock, in a registered direct public offering (“the February 2021 Financing”), with A.G.P/Alliance Global Partners (“AGP”), acting as placement agent. The public offering price for each share of common stock was $38.40. The February 2021 Financing closed on February 9, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate amount of $4.9 million. We incurred other offering expenses of approximately $0.1 million. We received net proceeds of approximately $65.0 million, after deducting the fees and other offering expenses.

January 2021 Financing

On January 11, 2021, we entered into a securities purchase agreement with certain institutional investors relating to the issuance and sale of 1.6 million shares of its common stock in a registered direct public offering (“the January 2021 Financing”), with AGP as placement agent. The public offering price for each share of common stock was $25.60. The January 2021 Financing closed on January 13, 2021. AGP received a cash fee of 7% of the gross proceeds, for an aggregate of $2.8 million. We incurred other offering expenses of approximately $0.3 million. The Company received net proceeds of approximately $36.9 million, after deducting the fees and other offering expenses.

At-the-Market Offerings

 On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2022, we sold approximately 56.4 million shares of common stock under the Sales Agreement, for net proceeds of approximately $85.3 million. During the year ended December 31, 2021, we sold approximately 3.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $69.3 million. Subsequent to December 31, 2022, we sold 2.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $1.4 million.

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 312,500 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2022, 627,735 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021, was $5.25 and $33.78 per share, respectively.

Stock-based compensation expense relating to options granted of $10.9 million, of which $7.9 million and $3.0 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2022. Stock-based compensation expense relating to options granted of $7.9 million, of which $5.5 million and $2.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2021.

As of December 31, 2022, we have approximately $11.6 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.73 years.

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

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 93,750 shares of our common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of December 31, 2022, 9 shares were available for future sales under the 2022 ESPP.

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2022 and 2021, $46,000 and $89,000, respectively were expensed. In January 2021, 1,703 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In January 2022, 4,033 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. As of December 31, 2022, approximately $43,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2023, 93,741 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $58.6 million at December 31, 2022 for future work to be performed.

We have entered into a construction contract with outstanding commitments aggregating approximately $2.0 million at December 31, 2022 for future work to be performed.

Operating Leases

At December 31, 2022, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2023	$441
2024	164
2025	159
2026	9
2027	2
775
Included interest	(15)
$760

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. We do not anticipate the adoption of ASU 2020-06 to impact the Company’s financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual and prepaid balance for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its expenses resulting from its obligations under contracts with vendors, clinical research organizations and under clinical site agreements in connection with conducting clinical trials. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company’s accrual for clinical trial expenses of approximately $3.3 million is included in accrued expenses and other current liabilities in the December 31, 2022 consolidated balance sheet. The Company also recorded prepaid clinical trial expenses of approximately $8.0 million within prepaid expenses and other in the December 31, 2022 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimates of the unpaid and prepaid clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls over developing its estimate of accrued and prepaid clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments with vendors, consultants and clinical research organizations and clinical site agreements in connection with conducting clinical trials, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and re-calculating the amounts that were unpaid and prepaid at the balance sheet date. We confirmed contractual commitments and amounts completed, paid and unpaid directly with the third parties involved in performing the clinical trial services on behalf of the Company. We also made direct inquiries of financial and clinical Company personnel regarding the contract amount including change orders, status and progress to completion of clinical trials, amounts paid to date under each contract, and description of future commitments. We also assessed the historical accuracy of management’s estimates by comparing current expenses to prior-period expenses to identify unusual fluctuations, if any.

We have served as the Company’s auditor since 2010

EISNERAMPER LLP

Iselin, New Jersey

March 13, 2023

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In Thousands, Except Par Value and Share Amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$120,229	$178,660
Prepaid expenses and other	10,548	10,389
Total current assets	130,777	189,049

Property and equipment, net	93,814	50,558

Operating lease right-to-use assets	715	914
Other non-current assets	384	379

Total assets	$225,690	$240,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,068	$13,282
Accrued expenses and other current liabilities	9,680	7,945
Lease liability, short term	432	489
Total current liabilities	18,180	21,716

Lease liability, long term	328	467

Total liabilities	18,508	22,183

Commitments (See Note 20)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 0 shares designated as of both December 31, 2022 and 2021; issued and outstanding - None	—	—
Series A Convertible Preferred stock, 0 shares designated as of both December 31, 2022 and 2021; issued and outstanding - None	—	—

Common stock, $0.001 par value; 1,000,000,000 and 25,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 76,478,656 and 15,638,274 shares issued and outstanding as of December 31, 2022 and 2021, respectively and 93,741 and 4,033 shares to be issued as of December 31, 2022 and December 31, 2021, respectively	76	16
Additional paid in capital	677,311	578,613
Accumulated deficit	(470,038)	(359,820)
Accumulated other comprehensive loss	(167)	(92)

Total stockholders’ equity	207,182	218,717

Total liabilities and stockholders’ equity	$225,690	$240,900

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2022	2021
COSTS AND EXPENSES:
Research and development	$81,876	$68,838
General and administrative	30,215	23,474
	112,091	92,312

Operating loss	(112,091)	(92,312)

Interest income	1,873	25

Net loss	(110,218)	(92,287)

Preferred stock deemed dividend	6,659	—

Net loss available to common stockholders	$(116,877)	$(92,287)

Net loss per common share, basic and diluted	$(3.27)	$(8.10)

Weighted average common shares outstanding, basic and diluted	35,739,057	11,387,308

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2022	2021
Net loss	$(110,218)	$(92,287)

Other comprehensive loss:
Foreign currency translation loss	(75)	(30)

Comprehensive loss	$(110,293)	$(92,317)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, December 31, 2021	15,638,274	$16	$578,613	$(92)	$(359,820)	$218,717
Issuance of common stock under At-the-market offering, net of transactional expenses of $3,078	56,357,869	56	85,237	—	—	85,293
Issuance of common stock under 2022 Purchase Agreement	1,000,000	1	487	—	—	488
Issuance of common stock under 2021 Purchase Agreement	2,853,480	3	8,679	—	—	8,682
Issuance of commitment shares under 2022 Purchase agreement	625,000	—	—	—	—	—
Preferred stock deemed dividend	—	—	(6,659)	—	—	(6,659)
Employee stock purchase plan	4,033	—	40	—	—	40
Stock-based compensation	—	—	10,914	—	—	10,914
Foreign currency transaction loss	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(110,218)	(110,218)
Balance, December 31, 2022	76,478,656	$76	$677,311	$(167)	$(470,038)	$207,182

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, December 31, 2020	6,568,335	$6	$355,237	$(62)	$(267,533)	$87,648
Issuance of common stock in January 2021 ($25.60 per share), net of transactional expenses of $3,096	1,562,500	2	36,902	—	—	36,904
Issuance of common stock in exchange for exercise of warrants in March 2021 ($18.24 per share)	107	—	2	—	—	2
Issuance of common stock in February 2021 ($38.40 per share), net of transactional expenses of $5,002	1,822,917	2	64,995	—	—	64,997
Issuance of common stock under At-the-market offering, net of transactional expenses of $2,332	3,445,297	4	69,288	—	—	69,292
Issuance of common stock under 2021 Purchase Agreement, net of transactional expenses of $75	2,016,855	2	41,194	—	—	41,196
Issuance of commitment shares under 2021 Purchase agreement	40,000	—	—	—	—	—
Issuance of common stock in the acquisition of the OyaGen license	86,010	—	3,000	—	—	3,000
Issuance of commitment shares under Lincoln park Purchase agreement	90,909	—	—	—	—	—
Employee stock purchase plan	5,344	—	96	—	—	96
Stock-based compensation	—	—	7,899	—	—	7,899
Foreign currency transaction loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(92,287)	(92,287)
Balance, December 31, 2021	15,638,274	$16	$578,613	$(92)	$(359,820)	$218,717

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,218)	$(92,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,253	50
Common stock issued to acquire in-process research and development	—	3,000
Stock-based compensation	10,914	7,899
Changes in operating assets and liabilities:
Prepaid expenses	(164)	518
Accounts payable	(1,045)	3,526
Lease liabilities and ROU asset, net	2	(11)
Accrued expenses and other current liabilities	1,205	1,748
Net cash used in operating activities	(98,053)	(75,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,147)	(35,307)
Net cash used in investing activities	(48,147)	(35,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	2
Proceeds from ESPP	40	96
Proceeds, net of $6,659 expenses, from sale of convertible redeemable preferred stock	40,591	—
Redemption of convertible redeemable preferred stock	(47,250)	—
Proceeds, net of $3,078 and $10,505 expenses, from sale of common stock and warrants	94,463	212,389
Net cash provided by financing activities	87,844	212,487

Effect of currency rate change on cash	(74)	(31)

Net (decrease) increase in cash, cash equivalents and restricted cash	(58,430)	101,592
Cash, cash equivalents and restricted cash beginning of the period	178,900	77,308

Cash, cash equivalents and restricted cash end of period	$120,470	$178,900

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,092	$6,730
Preferred stock deemed dividend	$6,659	$—

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2022, the Company had working capital of approximately $112.6 million. At December 31, 2022, the Company had an accumulated deficit of approximately $470.0 million. The Company held cash and cash equivalents of approximately $120.2 million as of December 31, 2022.

The Company believes that its cash resources at December 31, 2022 and the proceeds that it raised from equity offerings in the first quarter of 2023, net of amounts paid to repurchase shares in the first quarter of 2023 (See Note 22), will meet its operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company faces significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company believes that it has the ability to obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital on terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On May 16, 2022, the Company filed a Certificate of Change with the Nevada Secretary of State, effective May 17, 2022. Pursuant to the Certificate of Change, the Company effected a 1-for-32 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retroactive basis, to reflect the reverse stock split for all periods presented. Authorized preferred stock was not adjusted because of the reverse stock split.

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

Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2022 and December 31, 2021, cash equivalents, which consisted of money market funds, amounted to $116.3 million and $120.4 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet at December 31, 2022 and December 31, 2021 of approximately $241,000 and $240,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York City (see Note 19).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$120,229	$178,660
Restricted cash	241	240
Total	$120,470	$178,900

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 30 years for buildings, 15 years for land improvements, and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and term of lease for leasehold improvements. Depreciation on assets begin when the asset is available for its intended use. Depreciation and amortization expense for the years ended December 31, 2022, and 2021 was $1,253,000 and $50,000, respectively. The Company’s property and equipment is located in the United States.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives, which are included in Other non-current assets on the consolidated balance sheet, are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of December 31, 2022, and 2021, the Company believed that no impairment existed.

Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, lease liability, short term and lease liability, long term in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and subsequent lease commencement dates in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments made under operating leases is recognized on a straight-line basis over the lease term.

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

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense in the same period as the relevant expenses are incurred. In August 2022, the Company announced that it received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. No funding was received during 2022.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Per Share Data

The computation of basic and diluted loss per share for the years ended December 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the years ended December 31, 2022 and 2021, as results of operations were a loss for the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of December 31, 2022 and 2021, are as follows:

	2022	2021
Warrants to purchase common stock	19,970	19,970
Options to purchase common stock	2,453,031	805,762
Totals	2,473,001	825,732

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company will adopt ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. The Company does not anticipate the adoption of ASU 2020-06 to impact the Company’s financial position, results of operations or cash flows.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31	December 31
	2022	2021
	(in thousands)
Property and equipment, net:
Land	$8,011	$7,911
Land improvements	79	—
Buildings	65,644	—
Office furniture and equipment	1,893	756
Laboratory equipment	18,440	347
Leasehold improvements	34	23
Construction in progress	1,366	41,921
	95,467	50,958
Less: Accumulated depreciation and amortization	(1,653)	(400)
	$93,814	$50,558

On October 1, 2021, the Company completed the acquisition of its approximately 45,000 square foot research and development facility in Frederick, Maryland totaling $17.5 million, to process development activities. Of the total purchase price, $2.1 million was allocated to the value of land acquired, and $13.9 million was allocated to buildings, and approximately $1.5 million was allocated to Office furniture and equipment and Laboratory equipment. During the year ended December 31, 2022, the assets became ready for the intended use and were placed in service.

On September 28, 2020, the Company completed the purchase of its approximately 45,000 square foot facility in Dartmouth, Massachusetts for $4.0 million, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to buildings. Additionally, the Company incurred approximately $38.8 million of costs during the year ended December 31, 2022, bringing total costs incurred-to-date to $61.6 million, of which the majority relates to the build-out of the facility. During the year ended December 31, 2022, the assets became ready for the intended use and were placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2022, the asset was not ready for its intended use.

NOTE 4 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2022	2021
	(in thousands)
Prepaid expenses and other:
Contract-related	$8,043	$7,726
Insurance	1,275	1,482
Other	1,230	1,181
	$10,548	$10,389

Accrued expenses and other current liabilities:
Contract-related	$3,273	$2,832
Compensation and compensation-related	3,645	2,868
Construction in progress	2,103	1,572
Professional fees and other	659	673
	$9,680	$7,945

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, and December 31, 2021, the Company used Level 1 quoted prices in active markets to value cash equivalents of $116.3 million and $120.4 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both December 31, 2022 and 2021.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On December 13, 2022, the Company filed an amendment to its articles of incorporation, as amended, to increase the number of shares of common stock authorized from 150,000,000 to 1,000,000,000.

NOTE 7 – TEMPORARY EQUITY

On October 26, 2022, the Company closed on an offering (“the October offering”) with certain institutional investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement, 1,400,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount (“OID) to the stated value of $10.00 per share, for gross proceeds of $14.3 million in the aggregate for the October offering, before the deduction of fees and offering expenses. The shares of Preferred Stock were convertible, at a conversion price of $1.00 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at the option of the holders and, in certain circumstances, by the Company.

On December 13, 2022, an amendment (the “December Amendment”) to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock from 150,000,000 to 1,000,000,000, was approved at a special meeting of shareholders. The Series A Preferred Stock had the right to vote on such December Amendment on an as-converted to common stock basis. The shares of the Series B Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series A Preferred Stock were voted to increase the Authorized Shares. The December Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. Because the Series B Preferred Stock were automatically and without further action of the purchaser voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series A Preferred Stock were voted on the December Amendment, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Certificates of Designation for the Preferred Stock provides that the Preferred Stock have no voting rights other than the right to vote on the December Amendment and as a class on certain other specified matters, and, with respect to the Series B Certificate of Designation, the right to cast 2,500 votes per share of Series B Preferred Stock on the December Amendment.

The holders of Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of Common Stock at a conversion price of $1.00 per share. The holders of the Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares through January 23, 2023. The Company had the option to redeem the Preferred Stock for cash at 105% of the stated value, subject to the holders’ rights to convert the shares prior to such redemption.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $14.3 million in gross proceeds of the October offering was held in an escrow account, along with an additional $1.5 million deposited by the Company to cover the aggregate OID as well as the additional amount that would be necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock, as applicable, subject to the earlier payment to redeeming holders. Upon expiration of the redemption period, any proceeds remaining in the escrow account would be disbursed to the Company.

Since the Preferred Stock had a redemption feature at the option of the holder, it was classified as temporary equity. The Series A Preferred Stock and Series B Preferred Stock was recorded at redemption value of approximately $14.7 million and $1.1 million, respectively, as calculated in the following table (in thousands):

	Series A Preferred Stock	Series B Preferred Stock
Gross Proceeds	$13,300	$950
Less:
Preferred stock issuance costs	(844)	(60)
Plus:
Accretion of carrying value to redemption value	2,244	160
Preferred stock subject to possible redemption	$14,700	$1,050

During December 2022, the Company received redemption notices for all outstanding shares of Preferred Stock. The Preferred Stock was redeemed during December 2022 at 105% of the $10.00 stated value of the Preferred Stock, or $15.8 million in the aggregate.

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

Since the Preferred Stock had a redemption feature at the option of the holder, it was classified as temporary equity. The Series A Preferred Stock and Series B Preferred Stock was recorded at redemption value of approximately $26.3 million and $5.2 million, respectively, as calculated in the following table (in thousands):

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

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ASSET PURCHASE AGREEMENT WITH KATANA

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 9 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

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

Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Trigemina License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Stanford. As of December 31, 2022, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 10 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

On August 19, 2019, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which Tonix acquired TRImaran’s assets related to certain pyran-based compounds (the “Assets”). In connection with the acquisition of the Assets, Tonix entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019, as subsequently amended. As consideration for entering into the Asset Purchase Agreement, Tonix paid $100,000 to TRImaran and has assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, Tonix also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at Our option, a total of approximately $3.4 million. Pursuant to the terms of the Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the WSU License Agreement, Tonix paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, the Company also agreed to pay WSU, milestone payments totaling approximately $3.4 million. Tonix has also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by Tonix or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 11 – LICENSE AGREEMENT WITH CURIA

On December 12, 2022, the Company entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2022, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 12 – LICENSE AGREEMENT WITH UNIVERSITY OF ALBERTA

On May 18, 2022, the Company entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, Tonix paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2022, other than the upfront fee, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 13 – LICENSE AGREEMENT WITH OYAGEN

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

As consideration for entering into the License Agreement, Tonix paid a low-seven digit license fee to OyaGen, and issued to OyaGen and an affiliated entity an aggregate of 86,010 shares of the Company’s common stock. The shares were valued at $3.0 million, which was recorded as research and development expense. The OyaGen License also provided for single-digit royalties and contingent milestone payments. In July 2022, the Company notified OyaGen of its intent to terminate the OyaGen License Agreement, and the agreement was terminated effective September 20, 2022.

NOTE 14 – LICENSE AGREEMENT WITH INSERM

On February 11, 2021, the Company entered into a license agreement (the “Inserm License Agreement”) pursuant to which it licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 15 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On September 16, 2019, the Company entered into an exclusive License Agreement (the “Columbia License Agreement”) with the Trustees of Columbia University in the City of New York (“Columbia”), as subsequently amended, pursuant to which Columbia granted to Tonix an exclusive license, with the right to sublicense, certain patents and technical information (collectively, the “TFF2 Technology”) related to a recombinant Trefoil Family Factor 2 (TFF2), and to develop and commercialize products thereunder (each, a “TFF2 Product”). Pursuant to the terms of the Columbia License Agreement, Columbia reserved for itself the right to practice the TFF2 Technology for academic research and educational purposes.

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

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of December 31, 2022, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 16 – SALE OF COMMON STOCK

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

During the year ended December 31, 2022, the Company sold 1.0 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.5 million.

Subsequent to December 31, 2022, the Company sold 0.6 million shares of common stock under the 2022 Purchase Agreement with Lincoln Park for net proceeds of approximately $0.4 million.

  TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, the Company sold 2.9 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $8.7 million.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the Purchase Agreement with Lincoln Park (approximately 2.9 million shares) to Lincoln Park under the Purchase Agreement with Lincoln Park without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the Purchase Agreement with Lincoln Park equals or exceeds a threshold amount. As the Company has issued approximately 2.9 million shares to Lincoln Park, by December 31, 2022, under the Purchase Agreement with Lincoln Park at less than the threshold amount, the Company will not sell any additional shares under the Purchase Agreement with Lincoln Park without shareholder approval.

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

During the year ended December 31, 2021, the Company sold an aggregate of approximately 2.0 million shares of common stock under the 2021 Purchase Agreement, for gross proceeds of approximately $41.3 million. During the year ended December 31, 2022, no shares of common stock were sold under the 2021 Purchase Agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At-the-Market Offerings

 On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2022, the Company sold approximately 56.4 million shares of common stock under the Sales Agreement, for net proceeds of approximately $85.3 million. During the year ended December 31, 2021, the Company sold approximately 3.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $69.3 million. Subsequent to December 31, 2022, the Company has sold 2.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $1.4 million.

NOTE 17 – STOCK-BASED COMPENSATION

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 312,500 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2022, 627,744 options were available for future grants under the Amended and Restated 2020 Plan.

 A summary of the stock option activity and related information for the Plans for the years ended December 31, 2022, and 2021 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	319,179	$2.93	9.26	$131,558
Grants	486,639	$40.85	—	—
Exercised	—	—
Forfeitures or expirations	(56)	149,713.14
Outstanding at December 31, 2021	805,762	$78.02	8.83	$—
Grants	1,695,608	$12.06	—	$—
Exercised	—	—
Forfeitures or expirations	(48,339)	$255.40

Outstanding at December 31, 2022	2,453,031	$28.93	8.70	$—
Exercisable at December 31, 2022	590,582	$70.82	7.64	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021, was $5.25 and $33.78 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the year ended December 31, 2022 and 2021 were as follows:

	2022	2021
Risk-free interest rate	1.67% to 3.05%	0.79% to 1.63%
Expected term of option	5.5 to 10 years	5.5 to 6 years
Expected stock price volatility	120.32% - 133.22	124.37% to 137.73%
Expected dividend yield	0.0	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $10.9 million, of which $7.9 million and $3.0 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2022. Stock-based compensation expense relating to options granted of $7.9 million, of which $5.5 million and $2.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2021.

As of December 31, 2022, the Company had approximately $11.6 million of unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.73 years.

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

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 93,750 shares of the Company’s common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of December 31, 2022, 9 shares were available for future sales under the 2022 ESPP.

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2022 and 2021, $46,000 and $89,000, respectively were expensed. In January 2021, 1,703 shares that were purchased as of December 31, 2020, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2021, approximately $28,000 of employee payroll deductions accumulated at December 31, 2020, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $4,000 was returned to the employees. In January 2022, 4,033 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. As of December 31, 2022, approximately $43,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2023, 93,741 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

NOTE 18 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$16.00	779	November 2024
$18.24	3,860	February 2025
$1,120.00	15,331	December 2023
	19,970

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No warrants were exercised during the year ended December 31, 2022.

During the year ended December 31, 2021, 107 warrants from the February 2020 Financing, with an exercise price of $18.24, were exercised for proceeds of approximately $2,000.

During the year ended December 31, 2021, 5,441 and 474 warrants with a per share exercise price of $630.00 and $687.50, respectively, expired.

NOTE 19 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2022, the Company has right-of-use assets of $0.7 million and a total lease liability for operating leases of $0.7 million of which $0.3 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

At December 31, 2022, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2023	$441
2024	164
2025	159
2026	9
2027	2
775
Included interest	(15)
$760

During the year ended December 31, 2022, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $386,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $386,000, which represents a non-cash investing and financing activity.

During the year ended December 31, 2021, the Company entered into lease amendments, resulting in the Company recognizing an operating lease liability of approximately $467,000 based on the present value of the future minimum rental payments. The Company also recognized corresponding ROU assets of approximately $467,000.

Operating lease expense was $0.6 million for both years ended December 31, 2022 and 2021.

Other information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:	December 31, 2022	December 31, 2021
Operating cash flow from operating leases (in thousands)	$598	$632

Weighted Average Remaining Lease Term
Operating leases	2.20 years	2.71 years

Weighted Average Discount Rate
Operating leases	2.19%	1.34%

NOTE 20 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $58.6 million at December 31, 2022 for future work to be performed.

The Company entered into a construction contract with outstanding commitments aggregating approximately $2.0 million at December 31, 2022 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $0.9 million and $0.4 million for the year ended December 31, 2022, and 2021, respectively, for contributions under the 401(k) Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES –

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2022	2021
Foreign	$(88,478)	$(73,689)
Domestic	(21,740)	(18,598)
Total	$(110,218)	$(92,287)

In 2022, the foreign losses are primarily comprised of $86.7 million related to the Irish operations and $1.5 million related to the Bermudan operations of Tonix International Holding. In 2021, the foreign losses were primarily comprised of $71.9 million related to the Bermudan operations of Tonix International Holding.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax	(21.0)%	(21.0)%
Change in valuation allowance	9.6%	15.0%
Foreign loss not subject to income tax	7.0%	7.0%
Attribute reduction from control change	4.0%	(1.2)%
Other	0.4%	0.2%
Income Tax Provision	0.0%	0.0%

Deferred tax assets (liabilities) and related valuation allowance as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets/(liabilities):
Net operating loss carryforward	$21,642	$13,297
Stock-based compensation	7,353	5,832
Other	1,997	2,285
Total deferred assets	30,992	21,414

Valuation allowance	(30,992)	(21,414)

Net deferred tax assets	$—	$—

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2022 have been reduced to $0.0 million to reflect IRC section 383 ownership changes through December 31, 2022 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2022, the Company has $165.5 million of Ireland net operating loss (“NOL”) carryforwards that do not expire. As of December 31, 2022, the Company's Federal NOL carryforwards of $3.6 million, which do not expire, but their utilization is limited to 80% of taxable income. Additionally, the Company has New Jersey NOL carryforwards of $2.3 million and Massachusetts NOL carryforwards of $0.3 million, which both expire in 20 years. The NOL carryforwards at December 31, 2022 have been reduced to reflect IRC section 382 ownership changes through December 31, 2022 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase in the valuation allowance for the years ended December 31, 2022 and 2021 were $9.5 million, and $15.3 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2022 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2019 and after.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS

Since January 1, 2023, the Company has repurchased 15,700,269 of its shares of common stock outstanding under its $12.5 million share repurchase program at prices ranging from $0.44 to $1.38 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. Since January 1, 2023, the Company has repurchased 1,000,000 of its shares of common stock outstanding under the new share repurchase program at $1.14 per share for a gross aggregate cost of $1.1 million.

The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the New Share Repurchase Program may be discontinued or suspended at any time. Repurchases will be made in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and certain other legal requirements to which the Company may be subject. Repurchases may be made, in part, under a Rule 10b5-1 plan, which allows stock repurchases when the Company might otherwise be precluded from doing so.

Subsequent to December 31, 2022, the Company regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, as set forth in Nasdaq Listing Rule 5550(a)(2).

On February 2, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Healion Bio Inc., pursuant to which the Company acquired all the pre-clinical infectious disease assets of Healion, including its portfolio of next-generation antiviral technology assets. Healion’s drug portfolio includes a class of broad-spectrum small molecule oral antiviral drug candidates with a novel host-directed mechanism of action, including TNX-3900, formerly known as HB-121. As consideration for entering into the Asset Purchase Agreement, the Company paid $1.2 million to Healion. Because the Healion intellectual property was acquired prior to FDA approval, the cash consideration totaling $1.2 million, is expected to be expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

On February 13, 2023, the Company announced that it exercised an option to obtain an exclusive license from Columbia for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including the Company’s TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between the Company and Columbia.

On February 23, 2023, the Company granted options to purchase an aggregate of 4,394,303 shares of the Company’s common stock to employees with an exercise price of $0.73, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 1,327,500 shares of the Company’s common stock to certain employees with an exercise price of $0.91, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months.

Subsequent to December 31, 2022, the Company sold 2.1 million shares of common stock under the Sales Agreement with AGP for net proceeds of approximately $1.4 million.

Subsequent to December 31, 2022, the Company sold 0.6 million shares of common stock under the 2022 Purchase Agreement with Lincoln Park for net proceeds of approximately $0.4 million.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2022, our internal control over financial reporting was effective.

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

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	65	President, CEO and Chairman of the Board of Directors
Richard Bagger	62	Director
Margaret Smith Bell	63	Director
David Grange	75	Director
Adeoye Olukotun	78	Director
Carolyn Taylor	63	Director
James Treco	67	Lead Director
Jessica Morris	45	Chief Operating Officer
Bradley Saenger	49	Chief Financial Officer and Treasurer
Gregory Sullivan	57	Chief Medical Officer and Secretary

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of us (“Tonix Sub”) in 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; and TNX-102 SL’s pharmacokinetic profile and related therapeutic properties. Dr. Lederman served as an Associate Professor at Columbia University, between 1996 and 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand, or CD154 and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. TNX-1500 is a mAb directed against CD154 invented by Dr. Lederman. Dr. Lederman has been a Manager of L&L Technologies LLC, or L&L, since 1996. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since 2007 and the Managing Member of Lederman & Co, LLC, or Lederman & Co, since 2002, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and Managing Member of Plumbline LLC since 2002. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between 2007 and 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Dr. Lederman was the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc., between 2013 and 2018, when the entity was dissolved. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

Richard Bagger became a Director in June 2020. Mr. Bagger has been a Partner and Executive Director of Christie 55 Solutions, LLC, a New Jersey based consulting firm, since January 2020. Mr. Bagger has also been an Adjunct Faculty member at the Rutgers University Eagleton Institute since 2018. From 2012 through 2019, Mr. Bagger was Executive Vice President of Corporate Affairs and Market Access for Celgene Corporation (NASDAQ: CELG), a global biopharmaceutical company, as well as a member of its Executive Committee. From 1993 to 2010, Mr. Bagger held roles of increasing responsibility with Pfizer Inc. (NYSE: PFE), a global pharmaceutical company, and served as Senior Vice President, Worldwide Public Affairs and Policy, from 2006 to 2009. Prior to joining Pfizer, Mr. Bagger was Assistant General Counsel of Blue Cross and Blue Shield of New Jersey, a health insurer, and practiced law with the law firm of McCarter & English. Mr. Bagger served as Board Chair of the National Pharmaceutical Council for 2019 and is a member of the Board of Directors of the U.S. Chamber of Commerce. He is also on the advisory board for the Lerner Center for the Study of Pharmaceutical Management Issues at Rutgers University Business School. Mr. Bagger received an A.B. degree from Princeton University’s School of Public and International Affairs and a J.D. degree from Rutgers University Law School. Mr. Bagger’s extensive healthcare and public policy experience were instrumental in his selection as a member of the Board.

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

Major General David Grange (U.S. Army retired) became a director in February 2018. MG Grange has been President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, since 2011. MG Grange was Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, from April 2017 to October 2019. Prior to founding OGS, MG Grange was a member of the Board of Pharmaceutical Product Development, Inc. (Nasdaq: PPDI), a contract research organization, from 2003 to 2009, and Chief Executive Officer from 2009 to 2011.

Prior to PPDI he served in the McCormick Tribune Foundation for 10 years most recently as Chief Executive Officer and President, where he also oversaw the support of Veteran Programs. MG Grange served 30 years in the U.S. Army as a Ranger, Green Beret, Aviator, Infantryman and a member of special operating units. At the Pentagon, he was Director of Army Current Operations, Readiness, and Mobilization. MG Grange commanded the Ranger Regiment and the First Infantry Division (the Big Red One). MG Grange holds a master’s degree in Public Service from Western Kentucky University. MG Grange’s extensive experience in the pharmaceutical industry and service with the U.S. military was instrumental in his selection as a member of our Board.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Richard Bagger, Margaret Smith Bell, David Grange, Adeoye Olukotun, Carolyn Taylor and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2022, the Board held 10 meetings, the Audit Committee held eight meetings, the Compensation Committee held seven meetings and the Nominating and Corporate Governance Committee held four meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Bagger	*		**
Margaret Smith Bell	*	**
David Grange		*	*
Adeoye Olukotun		*
Carolyn Taylor		*
James Treco	**		*

*	Member of Committee
**	Chairman of Committee

Audit Committee

Our Audit Committee consists of James Treco, Chair of the Committee, Richard Bagger and Margaret Smith Bell. Our Board has determined each of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2022.

Compensation Committee

Our Compensation Committee consists of Margaret Smith Bell, Chair of the Committee, David Grange, Adeoye Olukotun and Carolyn Taylor. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

Our Compensation Committee has responsibility for, among other things, evaluating and making decisions regarding the compensation of our executive officers, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC and periodically evaluating and administering the terms and administration of our incentive plans and benefit programs. In addition, our Compensation Committee reviews and makes recommendations to the Board regarding incentive compensation plans that require shareholder approval, director compensation and the related executive compensation information for inclusion in the Company’s Annual Report on Form 10-K and proxy statement, and employment and severance agreements relating to the chief executive officer.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Richard Bagger, Chair of the Committee, David Grange and James Treco. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating and Corporate Governance Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating and Corporate Governance Committee identifies and evaluates the qualifications of all candidates for nomination for election as directors, and seeks director nominees that complement and enhance the effectiveness of the existing Board to ensure that its members have varied and relevant backgrounds, skills, knowledge, perspectives and experiences. Our Board currently includes two female directors and one director who contributes racial/ethnic diversity, and one who identifies as LGBTQ+. In addition, the Nominating and Corporate Governance Committee is responsible for developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2022 compensation strategy included the following:

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

In 2022, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

At our annual meeting in May 2022, we conducted our tri-annual advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote. At that time, a majority of the votes affirmatively cast on the advisory say-on-pay proposal were voted in favor of the compensation of our named executive officers. The Compensation Committee understood this level of approval to indicate strong stockholder support for our executive compensation policies and programs generally, and as a result, our Compensation Committee made no fundamental changes to our executive compensation programs. We will hold our next say-on-pay vote at the 2025 annual meeting. Our Compensation Committee and our Board will consider shareholder feedback through the say-on-pay vote and remains committed to engaging with shareholders and are open to feedback from shareholders.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2022 and 2021.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2022	675,000	355,000	—	3,550,167	—	—	—	4,580,167
Chief Executive Officer	2021	675,000	506,250	—	6,527,139	—	—	—	7,708,389

Jessica Morris	2022	455,175	155,000	—	781,037	—	—	—	1,391,212
Chief Operations Officer	2021	425,000	170,000	—	1,174,885	—	—	—	1,769,885

Bradley Saenger	2022	445,400	152,000	—	639,030	—	—	—	1,236,430
Chief Financial Officer	2021	425,000	170,000	—	1,174,885	—	—	—	1,769,885

Gregory Sullivan	2022	461,120	130,000	—	887,541	—	—	—	1,478,661
Chief Medical Officer	2021	440,000	176,000	—	1,631,785	—	—	—	2,247,785

(1)

Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2022

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2022.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/15/2022	156,250	6.62		931,630
	2/15/2022	156,250	13.24	(2)	898,172
	2/15/2022	156,250	19.85	(3)	870,904
	2/15/2022	156,250	26.47	(4)	849,461

Bradley Saenger	2/15/2022	28,125	6.62		167,693
	2/15/2022	28,125	13.24	(2)	161,671
	2/15/2022	28,125	19.85	(3)	156,763
	2/15/2022	28,125	26.47	(4)	152,903

Jessica Morris	2/15/2022	34,375	6.62		204,959
	2/15/2022	34,375	13.24	(2)	197,598
	2/15/2022	34,375	19.85	(3)	191,599
	2/15/2022	34,375	26.47	(4)	186,882

Gregory Sullivan	2/15/2022	39,063	6.62		232,907
	2/15/2022	39,063	13.24	(2)	224,543
	2/15/2022	39,063	19.85	(3)	217,726
	2/15/2022	39,063	26.47	(4)	212,365

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 200% premium of the closing price of the Company’s common stock on the grant date.
(3)	Represents an exercise price at a 300% premium of the closing price of the Company’s common stock on the grant date.
(4)	Represents an exercise price at a 400% premium of the closing price of the Company’s common stock on the grant date.

Outstanding Equity Awards at December 31, 2022

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	3	—		$326,400.00	2/12/2023
	3	—		$508,160.00	2/11/2024
	4	—		$315,840.00	6/17/2024
	4	—		$213,760.00	10/29/2024
	6	—		$190,400.00	2/25/2025
	1	—		$190,400.00	2/25/2025
	4	—		$160,960.00	2/9/2026
	—	4	(1)	$160,960.00	2/9/2026
	5	—		$17,600.00	3/1/2027
	49	—		$10,880.00	2/13/2028
	49	—		$13,600.00	2/13/2028
	73	—		$604.80	2/26/2029
	73	—		$755.20	2/26/2029
	406	—		$656.00	5/6/2029
	406	—		$819.20	5/6/2029
	3,549	201	(2)	$12.80	2/25/2030
	3,549	201	(2)	$16.00	2/25/2030
	53,827	8,673	(3)	$24.64	5/4/2030
	53,827	8,673	(3)	$30.72	5/4/2030
	57,295	36,455	(4)	$39.04	2/23/2031
	57,295	36,455	(4)	$48.96	2/23/2031
	—	156,250	(5)	$6.62	2/15/2032
	—	156,250	(5)	$13.24	2/15/2032
	—	156,250	(5)	$19.85	2/15/2032
	—	156,250	(5)	$26.47	2/15/2032

Jessica Morris	1	—		$508,160.00	2/11/2024
	1	—		$315,840.00	6/17/2024
	1	—		$213,760.00	10/29/2024
	1	—		$190,400.00	2/25/2025
	1	—		$160,960.00	2/9/2026
	—	1	(1)	$160,960.00	2/9/2026
	3	—		$17,600.00	3/1/2027
	13	—		$10,880.00	2/13/2028
	13	—		$13,600.00	2/13/2028
	17	—		$604.80	2/26/2029
	17	—		$755.20	2/26/2029
	91	—		$656.00	5/6/2029
	91	—		$819.20	5/6/2029
	712	38	(2)	$12.80	2/25/2030
	712	38	(2)	$16.00	2/25/2030
	9,688	1,562	(3)	$24.64	5/4/2030
	9,687	1,563	(3)	$30.72	5/4/2030
	10,315	6,560	(4)	$39.04	2/23/2031
	10,315	6,560	(4)	$48.96	2/23/2031
	—	34,375	(5)	$6.62	2/15/2032
	—	34,375	(5)	$13.24	2/15/2032
	—	34,375	(5)	$19.85	2/15/2032
	—	34,375	(5)	$26.47	2/15/2032
Bradley Saenger	1	—		$315,840.00	6/17/2024
	1	—		$213,760.00	10/29/2024
	1	—		$190,400.00	2/25/2025
	1	—		$160,960.00	2/9/2026
	—	2	(1)	$77,440.00	5/27/2026
	1	—		$77,440.00	5/27/2026
	2	—		$17,600.00	3/1/2027
	13	—		$10,880.00	2/13/2028
	13	—		$13,600.00	2/13/2028
	17	—		$604.80	2/26/2029
	17	—		$755.20	2/26/2029
	91	—		$656.00	5/6/2029
	91	—		$819.20	5/6/2029
	712	38	(2)	$12.80	2/25/2030
	712	38	(2)	$16.00	2/25/2030
	9,688	1,562	(3)	$24.64	5/4/2030
	9,687	1,563	(3)	$30.72	5/4/2030
	10,315	6,560	(4)	$39.04	2/23/2031
	10,315	6,560	(4)	$48.96	2/23/2031
	—	28,125	(5)	$6.62	2/15/2032
	—	28,125	(5)	$13.24	2/15/2032
	—	28,125	(5)	$19.85	2/15/2032
	—	28,125	(5)	$26.47	2/15/2032
Gregory Sullivan	1	—		$315,840.00	6/17/2024
	1	—		$213,760.00	10/29/2024
	1	—		$190,400.00	2/25/2025
	1	—		$160,960.00	2/9/2026
	—	1	(1)	$160,960.00	2/9/2026
	3	—		$17,600.00	3/1/2027
	19	—		$10,880.00	2/13/2028
	19	—		$13,600.00	2/13/2028
	25	—		$604.80	2/26/2029
	25	—		$755.20	2/26/2029
	136	—		$656.00	5/6/2029
	136	—		$819.20	5/6/2029
	1,155	64	(2)	$12.80	2/25/2030
	1,154	65	(2)	$16.00	2/25/2030
	13,464	2,161	(3)	$24.64	5/4/2030
	13,464	2,161	(3)	$30.72	5/4/2030
	14,328	9,110	(4)	$39.04	2/23/2031
	14,328	9,110	(4)	$48.96	2/23/2031
	—	39,063	(5)	$6.62	2/15/2032
	—	39,063	(5)	$13.24	2/15/2032
	—	39,063	(5)	$19.85	2/15/2032
	—	39,063	(5)	$26.47	2/15/2032

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $192,000.00, $224,000.00 and $256,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on February 25, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vested as to 1/3 of the shares on May 4, 2021, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2022, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(5)	The shares subject to this stock option vested as to 10% of the shares on February 15, 2023, 10% of the shares on February 15, 2024, 40% of the shares on February 15, 2025 and 40% of the shares on February 15, 2026.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2022.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	2,453,031	$28.93	627,753
Equity compensation plans not approved by security holders	—	—	—
Total	2,453,031	$28.93	627,753

(1)	Consists of the Company’s 2012 Amended and Restated Incentive Stock Option Plan, the 2014 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2017 Stock Incentive Plan, the 2018 Equity Incentive Plan, the 2019 Stock Incentive Plan, the 2020 Stock Incentive Plan, the Amended and Restated 2020 Stock Incentive Plan and the 2019 Employee Stock Purchase Plan, the 2020 Employee Stock Purchase Plan, and the 2022 Employee Stock Purchase Plan (the “ESPP”).
(2)	Consists of shares available for future issuance under the Amended and Restated 2020 Plan and our ESPP. As of December 31, 2022, 627,744 shares of common stock were available for issuance under the Amended and Restated 2020 Plan and 9 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Dr. Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2023, the base salary is $675,000.  The Lederman Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan to serve as our Chief Medical Officer.  The base salary for Dr. Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2023, the base salary is $480,000.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Bradley Saenger

On February 23, 2021, the Company entered into an employment agreement (the “Saenger Agreement”) with Mr. Bradley Saenger to serve as our Chief Financial Officer.  The base salary for Saenger under the Saenger Agreement was $465,000 per annum as of January 1, 2023.  The Saenger Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Jessica Morris

On February 23, 2021, the Company entered into an employment agreement (the “Morris Agreement”) with Ms. Jessica Morris to serve as our Chief Operations Officer.  The base salary for Morris under the Morris Agreement was $475,000 per annum as of January 1, 2023.  The Morris Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Morris Agreement, if the Company terminates Ms. Morris’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Morris is entitled to the following payments and benefits: (1) her fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Ms. Morris may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of her base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Ms. Morris and her eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Morris remained continuously employed by the Company during such period.

Pursuant to the Morris Agreement, if Ms. Morris’s employment is terminated as a result of death or permanent disability, Morris or her estate, as applicable, is entitled to her fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

For purposes of the Morris Agreement, “Cause” generally means (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a demonstrable material adverse impact on the Company or any successor or affiliate of the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of the Company’s confidential information or trade secrets or any successor or affiliate of the Company that has, or may reasonably be expected to have, a material adverse impact on any such entity, (4) gross negligence, failure to follow a material, lawful and reasonable request of the Company or material violation of any duty of loyalty to the Company or any successor or affiliate of the Company, or any other demonstrable material misconduct by Ms. Morris, (5) ongoing and repeated failure or refusal to perform or neglect of her duties as required by her employment agreement, which failure, refusal or neglect continues for 30 days following Ms. Morris’s receipt of written notice from the Company stating with specificity the nature of such failure, refusal or neglect, or (6) material breach of any Company policy or any material provision of the Morris Agreement.

For purposes of the Morris Agreement, “Good Reason” generally means (1) a material diminution in Ms. Morris’s title, authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to the Company’s senior management and such reduction is not greater than 15%, (3) a material change in the geographic location at which the executive officer must perform her duties, (4) any other action or inaction that constitutes a material breach by the Company or any successor or affiliate of the Company’s obligations to Ms. Morris under the Agreement, or (5) the Company elects not to renew the Agreement for another term.

Directors Compensation Table

As of February 2023, each of our non-employee directors, other than the lead director, receives an annual cash retainer of $55,000; the retainer for the lead director is $70,000. In addition, during 2022, each of our non-employee directors received stock options to purchase shares of our common stock valued at $250,000 as determined by the Black Scholes method on the date of grant, which vest on the next annual meeting of stockholders. The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2022 for services to our Company.

Name	Cash Compensation ($)	Option Awards ($)(1)	Total ($)
Richard Bagger	$50,000	$250,000	$300,000
Margaret Smith Bell	$50,000	$250,000	$300,000
David Grange	$50,000	$250,000	$300,000
Adeoye Olukotun	$50,000	$250,000	$300,000
Carolyn Taylor	$50,000	$250,000	$300,000
James Treco (2)	$70,000	$250,000	$320,000
Total:	$320,000	$1,500,000	$1,820,000

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Treco received additional cash compensation for serving as lead director.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 13, 2023:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 26 Main Street, Suite 101, Chatham, New Jersey 07928.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
5% Stockholders
Tang Capital Partners, LP	Common Stock	4,280,916	(3)	6.85%
Directors and Executive Officers
Seth Lederman	Common Stock	404,404	(4)	*
Jessica Morris	Common Stock	72,315	(5)	*
Bradley Saenger	Common Stock	68,622	(6)	*
Gregory Sullivan	Common Stock	97,937	(7)	*
Richard Bagger	Common Stock	77,538	(8)	*
Margaret Smith Bell	Common Stock	77,697	(9)	*
David Grange	Common Stock	77,524	(10)	*
Adeoye Olukotun	Common Stock	77,682	(11)	*
Carolyn Taylor	Common Stock	74,030	(12)	*
James Treco	Common Stock	79,187	(13)	*
Officers and Directors as a Group (10 persons)	Common Stock	1,106,936	(14)	1.74%

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2023 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 62,539,497 shares of common stock issued and outstanding as of March 13, 2023.

(3) Based solely on information contained in a Schedule 13G filed with the SEC on December 16, 2022. The mailing address of this beneficial owner is 4747 Executive Drive, Suite 210, San Diego, CA.

(4) Includes 376,650 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 7 shares of common stock owned by Lederman & Co, 2 shares of common stock owned by L&L, 2 shares of common stock owned by Targent, 1 share of common stock owned by Leder Laboratories, Inc. (Leder Labs), 1 share of common stock owned by Starling, 24,235 shares owned through an IRA account and 1 share owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(5) Includes 72,314 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 68,008 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 94,836 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(8) Includes 77,225 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 77,528 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 77,524 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 77,514 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(12) Includes 74,030 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(13) Includes 78,874 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(14) Includes 1,074,503 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 7 shares of common stock owned by Lederman & Co, 2 shares of common stock owned by L&L, 2 shares of common stock owned by Targent, 1 share of common stock owned by Leder Labs, 1 share of common stock owned by Starling, 24,235 shares owned through an IRA account of Dr. Lederman, and 1 share owned by Dr. Lederman’s spouse.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” For purposes of our policy only, a “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds the lesser of $120,000 of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, PCAOB ID: 274.

(1) Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $383,880 and $312,291, respectively.

(2) Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2022 and 2021.

(3) Tax Fees

We did not incur fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2022 and 2021.

(4) All Other Fees

None.

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

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.08	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.10

Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed herewith.

10.01	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.*

10.02	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.*

10.03	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.*

10.04	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.05	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.*

10.06	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.*

10.07	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.*

10.08	Tonix Pharmaceuticals Holding Corp. 2018 Equity Incentive Plan, incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on April 19, 2018.*

10.09	Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.10	Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.11	Tonix Pharmaceuticals Holding Corp. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.12	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2019 and incorporated herein by reference.

10.13	Purchase Agreement, dated August 20, 2019, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 23, 2019 and incorporated herein by reference.

10.14	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.15	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.16	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.17	Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on December 13, 2019.*

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2020 and incorporated herein by reference.

10.19	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.20	Asset Purchase Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and Trigemina, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2020 and incorporated herein by reference. †

10.21	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.22	Assignment and Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.23	Purchase and Sale Agreement, dated July 1, 2020, between Tonix Pharmaceuticals Holding Corp. and Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.24	Real Property Purchase and Sale Agreement, dated October 14, 2020, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2020 and incorporated herein by reference. †

10.25	Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2020.*

10.26	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Jessica Morris, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.27	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bradley Saenger, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.28	Purchase and Sale Agreement, dated March 5, 2021, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 15, 2021 and incorporated herein by reference. †

10.29	License Agreement, dated April 14, 2021, between the Company and OyaGen, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021 and incorporated herein by reference †

10.30	Purchase Agreement, dated May 14, 2021, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2021 and incorporated herein by reference.

10.31	Purchase and Sale Agreement, dated July 26, 2021, between the Company and Southern Research, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2021 and incorporated herein by reference.

10.32	Purchase Agreement, dated August 16, 2022, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 17, 2022 and incorporated herein by reference.

10.33	Tonix Pharmaceuticals Holding Corp. 2022 Employee Stock Purchase Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 18, 2022.*

10.34	Form of Securities Purchase Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

10.35	Form of Side Letter between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

10.36	Form of Registration Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016 and incorporated herein by reference.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 13, 2023	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2023	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2023
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2023
Bradley Saenger

/s/ RICHARD BAGGER	Director	March 13, 2023
Richard Bagger

/s/ MARGARET SMITH BELL	Director	March 13, 2023
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 13, 2023
David Grange

/s/ ADEOYE OLUKOTUN	Director	March 13, 2023
Adeoye Olukotun
/s/ CAROLYN TAYLOR	Director	March 13, 2023
Carolyn Taylor
/s/ JAMES TRECO	Director	March 13, 2023
James Treco