Form 10-Q
period 2023-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2023-05-08
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 64,627,247 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,975	$120,229
Prepaid expenses and other	11,751	10,548
Total current assets	83,726	130,777

Property and equipment, net	93,991	93,814

Right of use assets, net	986	715
Other non-current assets	385	384

Total assets	$179,088	$225,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,016	$8,068
Accrued expenses and other current liabilities	4,619	9,680
Lease liability, current	438	432
Total current liabilities	13,073	18,180

Lease liability, net of current	588	328

Total liabilities	13,661	18,508

Commitments (See Note 20)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 0 shares designated as of both March 31, 2023 and December 31, 2022; issued and outstanding - None	—	—
Series A Convertible Preferred stock, 0 shares designated as of both March 31, 2023 and December 31, 2022; issued and outstanding - None	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 63,687,705 and 76,478,656 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively and 93,741 shares to be issued as of December 31, 2022	64	76
Additional paid in capital	682,566	677,311
Accumulated deficit	(516,992)	(470,038)
Accumulated other comprehensive loss	(211)	(167)

Total stockholders’ equity	165,427	207,182
Stockholders’ equity:
Total liabilities and stockholders’ equity	$179,088	$225,690

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
COSTS AND EXPENSES:
Research and development	$26,511	$18,422
General and administrative	7,391	8,014
	33,902	26,436

Operating loss	(33,902)	(26,436)

Interest income	897	19

Net loss	$(33,005)	$(26,417)

Net loss per common share, basic and diluted	$(0.52)	$(1.61)

Weighted average common shares outstanding, basic and diluted	63,352,898	16,445,010

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,005)	$(26,417)

Other comprehensive loss:
Foreign currency translation loss	(44)	(26)

Total other comprehensive loss	(44)	(26)

Comprehensive loss	$(33,049)	$(26,443)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	76,478,656	$76	$677,311	$(167)	$(470,038)	$207,182
Repurchase of common stock under share repurchase program, including transactional expenses of $334	(16,700,269)	(16)	—	—	(13,949)	(13,965)
Issuance of common stock under 2022 Purchase agreement with Lincoln Park	600,000	1	440	—	—	441
Issuance of common stock net of transactional expenses of $101	3,215,577	3	1,992	—	—	1,995
Employee stock purchase plan	93,741	—	29	—	—	29
Stock-based compensation	—	—	2,794	—	—	2,794
Foreign currency translation gain	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(33,005)	(33,005)
Balance, March 31, 2023	63,687,705	$64	$682,566	$(211)	$(516,922)	$165,427

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

					Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2021	15,638,274	$16	$578,613	$(92)	$(359,820)	$218,717
Issuance of common stock in January and March 2022, net of transactional expenses of $507	1,076,661	1	8,487	—	—	8,488
Issuance of common stock under Purchase agreement with Lincoln Park	687,500	1	4,534	—	—	4,535
Employee stock purchase plan	4,033	—	40	—	—	40
Stock-based compensation	—	—	2,620	—	—	2,620
Foreign currency translation gain	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(26,417)	(26,417)
Balance, March 31, 2022	17,406,468	$18	$594,294	$(118)	$(386,237)	$207,957

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,005)	$(26,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	893	63
Stock-based compensation	2,794	2,620
Changes in operating assets and liabilities:
Prepaid expenses and other	(1,206)	(2,166)
Accounts payable	575	(3,113)
Lease liabilities and ROU asset, net	(5)	(1)
Accrued expenses and other current liabilities	(2,957)	(2,032)
Net cash used in operating activities	(32,911)	(31,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,799)	(20,217)
Net cash used in investing activities	(3,799)	(20,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(13,965)	—
Proceeds from ESPP	29	40
Proceeds, net of expenses of $101 and $8,328, from sale of common stock and warrants	2,436	13,023
Net cash (used in) provided by financing activities	(11,500)	13,063

Effect of currency rate change on cash	(43)	(25)

Net decrease in cash, cash equivalents and restricted cash	(48,253)	(38,225)
Cash, cash equivalents and restricted cash beginning of the period	120,470	178,900

Cash, cash equivalents and restricted cash end of period	$72,217	$140,675

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$363	$(1,124)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring, developing and commercializing therapeutics and vaccines to treat and prevent human disease and alleviate suffering. The therapeutics under development include both small molecules and biologics. All drug product and vaccine candidates are still in development, and none are approved or marketed.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2023, the Company had working capital of approximately $70.7 million. At March 31, 2023, the Company had an accumulated deficit of approximately $517.0 million. The Company held cash and cash equivalents of approximately $72.0 million as of March 31, 2023.

The Company believes that its cash resources at March 31, 2023 and the proceeds that it raised from equity offerings in the second quarter of 2023 (See Note 21), will meet its operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

The condensed consolidated balance sheet as of December 31, 2022 contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2023 and December 31, 2022, cash equivalents, which consisted of money market funds, amounted to $71.2 million and $116.3 million, respectively. Restricted cash, which is included in Other non-current assets on the condensed consolidated balance sheet, at both March 31, 2023, and December 31, 2022, of approximately $242,000 and $241,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York (see Note 19).

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	March 31, 2023	March 31, 2022
	(in thousands)
Cash and cash equivalents	$71,975	$140,435
Restricted cash	242	240
Total	$72,217	$140,675

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements, and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation on assets begin when the asset is placed in service. Depreciation and amortization expense for the quarters ended March 31, 2023, and 2022 was $893,000 and $63,000, respectively. The Company’s property and equipment is located in the United States.

Intangible assets with indefinite lives

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives, which are included in Other non-current assets on the condensed consolidated balance sheet, are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of March 31, 2023, the Company believed that no impairment existed

Leases

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense in the same period as the relevant expenses are incurred. In August 2022, the Company announced that it received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. No funding was received during the quarter ended March 31, 2023.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2023, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

 Per Share Data

The computation of basic and diluted loss per share for the quarters ended March 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2023, and March 31, 2022, as results of operations were a loss for the period.

Potentially dilutive securities (See Note 17 and Note 18) excluded from the computation of basic and diluted net loss per share, as of March 31, 2023, and 2022, are as follows:

	2023	2022
Warrants to purchase common stock	19,970	19,970
Options to purchase common stock	8,240,435	2,076,376
Totals	8,260,405	2,096,346

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

 Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31	December 31
	2023	2022
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	79	79
Buildings	65,904	65,644
Office furniture and equipment	1,893	1,893
Laboratory equipment	19,247	18,440
Leasehold improvements	34	34
Construction in progress	1,369	1,366
	96,537	95,467
Less: Accumulated depreciation and amortization	(2,546)	(1,653)
	$93,991	$93,814

On October 1, 2021, the Company completed the acquisition of its approximately 45,000 square foot research and development facility in Frederick, Maryland totaling $17.5 million, to process development activities. Of the total purchase price, $2.1 million was allocated to the value of land acquired, and $13.9 million was allocated to buildings, and approximately $1.5 million was allocated to Office furniture and equipment and Laboratory equipment. During 2022, the assets became ready for the intended use and were placed in service.

On September 28, 2020, the Company completed the purchase of its approximately 45,000 square foot facility in Dartmouth, Massachusetts for $4.0 million, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to buildings. Additionally, the Company incurred approximately $38.8 million of costs during the year ended December 31, 2022, bringing total costs incurred-to-date to $61.6 million, of which the majority related to the build-out of the facility. During 2022, the assets became ready for the intended use and were placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of March 31, 2023, the asset was not ready for its intended use.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

As of March 31, 2023, and December 31, 2022, the Company used Level 1 quoted prices in active markets to value cash equivalents of $71.2 million and $116.3 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both March 31, 2023 and December 31, 2022.

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

On March 31, 2023, the Company received a letter (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 55450(a)(1) (the “Minimum Bid Price Requirement”).

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially provided with a 180 calendar day period, or until September 27, 2023, in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

NOTE 6 – TEMPORARY EQUITY

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

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

On June 24, 2022, the Company closed on an offering (“the Offering”) with certain institutional investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement, 2,500,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 500,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% OID to the stated value of $10.00 per share, for gross proceeds of $28.5 million in the aggregate for the Offering, before the deduction of fees and offering expenses. The shares of Preferred Stock were convertible, at a conversion price of $4.00 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at the option of the holders and, in certain circumstances, by the Company.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

NOTE 7 – ASSET PURCHASE AGREEMENT WITH HEALION

On February 2, 2023, the Company entered into an asset purchase agreement (the “Healion Asset Purchase Agreement”) with Healion Bio Inc., (“Healion”) pursuant to which the Company acquired all the pre-clinical infectious disease assets of Healion, including its portfolio of next-generation antiviral technology assets. Healion’s drug portfolio includes a class of broad-spectrum small molecule oral antiviral drug candidates with a novel host-directed mechanism of action, including TNX-3900, formerly known as HB-121. As consideration for entering into the Healion Asset Purchase Agreement, the Company paid $1.2 million to Healion. Because the Healion intellectual property was acquired prior to U.S. Food and Drug Administration (FDA) approval, the cash consideration totaling $1.2 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 8 – ASSET PURCHASE AGREEMENT WITH KATANA

On December 22, 2020, the Company entered into an asset purchase agreement (the “Katana Asset Purchase Agreement”) with Katana Pharmaceuticals, Inc. (“Katana”) pursuant to which Tonix acquired Katana assets related to insulin resistance and related syndromes, including obesity (the “Katana Assets”). In connection with the acquisition of the Katana Assets, Tonix assumed Katana’s rights and obligations under that certain Exclusive License Agreement by and between Katana and The University of Geneva (“Geneva”) (the “Geneva License “Agreement”) pursuant to an Assignment and Assumption Agreement with Geneva (“Geneva Assignment and Assumption Agreement”), dated December 22, 2020. As consideration for entering into the Katana Asset Purchase Agreement, Tonix paid $0.7 million to Katana. The costs associated with the cash payments were previously recorded to research and development expenses in the statement of operations. Because the Katana intellectual property was acquired prior to FDA approval, the cash consideration totaling $0.7 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 9 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

On June 11, 2020, the Company entered into an asset purchase agreement (the “Trigemina Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which Tonix acquired Trigemina assets related to migraine and pain treatment technologies (the “Trigemina Assets”). In connection with the acquisition of the Trigemina Assets, Tonix assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Stanford License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Trigemina Asset Purchase Agreement, Tonix paid $824,759 to Trigemina and issued to Trigemina 62,500 shares of the Company’s common stock, valued at $21.76 per share, based on the closing stock price on June 11, 2020, and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12-month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were previously recorded to research and development expenses in the statement of operations. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

The Trigemina License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Stanford. As of March 31, 2023, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, Tonix paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, the Company also agreed to pay WSU, milestone payments totaling approximately $3.4 million. Tonix has also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by Tonix or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 11 – LICENSE AGREEMENT WITH CURIA

On December 12, 2022, the Company entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of March 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 12 – LICENSE AGREEMENT WITH UNIVERSITY OF ALBERTA

On May 18, 2022, the Company entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, Tonix paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of March 31, 2023, other than the upfront fee, no milestone payments have been accrued or paid in relation to this agreement.

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

NOTE 14 – LICENSE AGREEMENT WITH INSERM

On February 11, 2021, the Company entered into a license agreement (the “Inserm License Agreement”) pursuant to which it licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of March 31, 2023 no milestone payments have been accrued or paid in relation to this agreement.

On February 13, 2023, Tonix exercised an option to obtain an exclusive license from Columbia for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between Tonix and Columbia.

NOTE 16 – SALE AND PURCHASE OF COMMON STOCK

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

During the quarter ended March 31, 2023, the Company sold 0.6 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.4 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

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

During the quarter ended March 31, 2022, the Company has sold 0.7 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million.

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2023, the Company sold approximately 3.2 million shares of common stock under the Sales Agreement, for net proceeds of approximately $2.0 million. During the quarter ended March 31, 2022, the Company sold approximately 1.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $8.5 million. Subsequent to March 31, 2023, the Company sold 0.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

Stock repurchases

Since January 1, 2023, the Company has repurchased 15,700,269 of its shares of common stock outstanding under its 2022 share repurchase program for up to $12.5 million at prices ranging from $0.44 to $1.38 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a new 2023 share repurchase program pursuant to which the Company may repurchase up to $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. Since January 1, 2023, the Company has repurchased 1,000,000 of its shares of common stock outstanding under the new 2023 share repurchase program at $1.14 per share for a gross aggregate cost of $1.1 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 17 – STOCK-BASED COMPENSATION

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

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 312,500 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2023, 7,055,296 options were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,453,031	$28.93	8.70		$—
Grants	5,804,803	0.77
Exercised	—	—
Forfeitures or expirations	(17,399)	76.48

Outstanding at March 31, 2023	8,240,435	$8.99	9.47		$—
Exercisable at March 31, 2023	892,008	$50.68	7.81	$

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2023 and 2022 was $0.66 and $5.74 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Risk-free interest rate	3.59% to 4.02%	1.67% to 2.22%
Expected term of option	5.00 to 6.00 years	6.00 to 6.25 years
Expected stock price volatility	133.07% to 142.72%	131.61% to 133.20%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2023.

Stock-based compensation expense relating to options granted of $2.6 million, of which $1.9 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2022.

As of March 31, 2023, the Company had approximately $12.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.00 years.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 (UNAUDITED)

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 93,750 shares of the Company’s common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of March 31, 2023, 9 shares were available for future sales under the 2022 ESPP.

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. No expenditure was recorded during either the quarter ended March 31, 2023 and 2022. In January 2022, 4,033 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 93,741 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

NOTE 18 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$16.00	779	November 2024
$18.24	3,860	February 2025
$1,120.00	15,331	December 2023
	19,970

No warrants were exercised during the quarters ended March 31, 2023 and 2022.

NOTE 19 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2023, the Company has right-of-use assets of $1.0 million and a total lease liability for operating leases of $1.0 million of which $0.6 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 (UNAUDITED)

At March 31, 2023, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$365
2024	369
2025	209
2026	62
2027 and beyond	77
1,082
Included interest	(56)
$1,026

During the quarter ended March 31, 2023, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $528,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $528,000.

Operating lease expenses were $0.1 and $0.2 million for the quarters ended March 31, 2023 and 2022, respectively.

Other information related to leases is as follows:

	As of and for the
Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating cash flow from operating leases (in thousands)	$138	$156

Weighted Average Remaining Lease Term
Operating leases	2.81 years	2.70 years

Weighted Average Discount Rate
Operating leases	3.60%	1.37%

NOTE 20 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $54.4 million at March 31, 2023 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2023 and 2022, the Company charged operations $300,000 and $191,000, respectively, for contributions under the 401(k) Plan.

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company sold 0.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, licensing, acquiring, developing and commercializing therapeutics and vaccines to treat and prevent human disease and alleviate suffering. Our portfolio is composed of central nervous system (CNS), rare disease, immunology and infectious disease product candidates. Our CNS portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our lead CNS candidate, TNX-102 SL (cyclobenzaprine HCl sublingual tablet), is in mid-Phase 3 development for the management of fibromyalgia with topline data expected in the fourth quarter of 2023. TNX-102 SL is also being developed to treat Long COVID, a chronic post-acute COVID-19 condition. Enrollment in a Phase 2 study has been completed, and topline results are expected in the third quarter of 2023. TNX-1900 (intranasal potentiated oxytocin), in development for chronic migraine, is currently enrolling with topline data expected in the fourth quarter of 2023. TNX-601 ER (tianeptine hemioxalate extended-release tablets), a once-daily formulation being developed as a treatment for major depressive disorder (MDD), is also currently enrolling with interim data expected in the fourth quarter of 2023. TNX-1300 (cocaine esterase) is a biologic designed to treat cocaine intoxication and has been granted Breakthrough Therapy designation by the FDA. A Phase 2 study of TNX-1300 is expected to be initiated in the third quarter of 2023. TNX-4300 is being developed to treat depression and TNX-1610 is being developed to treat Attention-Deficit Hyperactivity Disorder. Both the TNX-4300 and TNX-1610 programs are in the pre-clinical stage of development. Our rare disease portfolio includes TNX-2900 (intranasal potentiated oxytocin) for the treatment of Prader-Willi syndrome. TNX-2900 has been granted Orphan Drug designation by the FDA. Our immunology portfolio includes biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is a humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. A Phase 1 study of TNX-1500 is expected to be initiated in the third quarter of 2023. Our infectious disease pipeline includes TNX-801, a vaccine in development to prevent smallpox and mpox, for which a Phase 1 study is expected to be initiated in the second half of 2023. TNX-801 also serves as the live virus vaccine platform or recombinant pox vaccine platform for other infectious diseases. The infectious disease portfolio also includes TNX-3900 and TNX-4000, classes of broad-spectrum small molecule oral antivirals.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2023 were $26.5 million, an increase of $8.1 million, or 44%, from $18.4 million for the three months ended March 31, 2022. This increase is predominately due to increased clinical expenses of $4.0 million, non-clinical expenses of $0.8 million, lab supplies of $1.9 million, increased employee-related expenses of $1.9 million, increased building-related costs of $1.9 million, offset by a decrease in manufacturing expenses of $2.8 million. We expect research and development expenses to increase during 2023 as we move our clinical development programs forward and continue to invest in our development pipeline.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the quarters ended March 31, 2023, and 2022.

	March 31,
	(in thousands)
	2023	2022	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$3,614	$3,523	$91
Direct expenses – TNX – 601 ER	2,597	264	2,333
Direct expenses – TNX – 801	782	9	773
Direct expenses – TNX - 1300	56	1,343	(1,287)
Direct expenses – TNX - 1500	2,164	1,852	312
Direct expenses – TNX - 1800	703	2,976	(2,273)
Direct expenses – TNX - 1900	2,219	738	1,481
Direct expenses – TNX - 3900	1,329	—	1,329
Direct expenses – Other programs	1,905	2,589	(684)
Internal staffing, overhead and other	11,142	5,128	6,014
Total research & development	$26,511	$18,422	$8,089

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing, such as fees paid to contractors, consultants and contract research organizations in connection with our development work. Included in “Internal Staffing, Overhead and Other” is overhead, supplies, research and development employee costs (including stock option expenses), travel, regulatory and legal.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 were $7.4 million, a decrease of $0.6 million, or 8%, from $8.0 million incurred in the three months ended March 31, 2022. The decrease is primarily due to a decrease in financial reporting expenses of $1.1 million, related to the special shareholder meeting in Q1 2022, offset by an increase in employee-related expenses of $0.2 million, an increase in travel of $0.1 million, and an increase in office-related expenses of $0.2 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2023, was $33.0 million, compared to a net loss of $26.4 million for the three months ended March 31, 2022, an increase of $6.6 million or 25%.

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

On December 12, 2022, we entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of March 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On May 18, 2022, we entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, we paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of March 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

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

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On February 2, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Healion Bio Inc., pursuant to which we acquired all the pre-clinical infectious disease assets of Healion, including its portfolio of next-generation antiviral technology assets. Healion’s drug portfolio includes a class of broad-spectrum small molecule oral antiviral drug candidates with a novel host-directed mechanism of action, including TNX-3900, formerly known as HB-121. As consideration for entering into the Asset Purchase Agreement, we paid $1.2 million to Healion. Because the Healion intellectual property was acquired prior to FDA approval, the cash consideration totaling $1.2 million, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva granted us an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

As consideration for entering into the Trigemina Asset Purchase Agreement, we paid $824,759 to Trigemina and issued to Trigemina 62,500 shares of our common stock and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of our shareholders in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were previously recorded to research and development in the statement of operations. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

 Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Stanford License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford. As of March 31, 2023, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019, as subsequently amended. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of March 31, 2023, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of $70.7 million, comprised primarily of cash and cash equivalents of $72.0 million and prepaid expenses and other of $11.8 million, offset by $8.0 million of accounts payable, $4.6 million of accrued expenses and current lease liabilities of $0.4 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our Phase 3 clinical trial in FM.

The following table provides a summary of operating, investing and financing cash flows for the quarters ended March 31, 2023, and 2022, respectively (in thousands):

	March 31,
	2023	2022
Net cash used in operating activities	$(32,911)	$(31,046)
Net cash used in investing activities	(3,799)	(20,217)
Net cash (used) provided by financing activities	(11,500)	13,063

For the three months ended March 31, 2023, and 2022, we used approximately $32.9 million and $31.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities. For the three months ended March 31, 2023, net proceeds used by financing activities were $11.5 million, predominately from the repurchase of our common stock. For the three months ended March 31, 2022, net proceeds provided by financing activities were $13.1 million, predominately from the sale of our common stock. Cash used by investing activities for the three months ended March 31, 2023, and 2022, was $3.8 million and $20.2 million respectively, related to the purchase of property and equipment. The decrease is predominately due to less property and equipment purchases as the ADC and RDC were placed in service during 2022.

We believe that our cash resources at March 31, 2023, and the proceeds that we raised from equity offerings subsequent to the end of the first quarter of 2023, will meet our operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

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

We will need to obtain additional capital in order to fund future research and development activities and future capital expenditures. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Share Repurchase Program

Since January 1, 2023, we have repurchased 15,700,269 of our shares of common stock outstanding under the 2022 share repurchase program for up to $12.5 million at prices ranging from $0.44 to $1.38 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a new 2023 share repurchase program pursuant to which we may repurchase up to an additional $12.5 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. Since January 1, 2023, we have repurchased 1,000,000 of our shares of common stock outstanding under the new 2023 share repurchase program at $1.14 per share for a gross aggregate cost of $1.1 million.

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

During the quarter ended March 31, 2023, we sold 0.6 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.4 million.

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

During the quarter ended March 31, 2022, we sold 0.7 million shares of our common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $4.5 million.

At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our Common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2023, we sold approximately 3.2 million shares of common stock under the Sales Agreement, for net proceeds of approximately $2.0 million. During the quarter ended March 31, 2022, we sold approximately 1.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $8.5 million. Subsequent to March 31, 2023, we sold $0.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

Stock Compensation

Stock Incentive Plans

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 312,500 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2023, 7,055,296 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2023 and 2022 was $0.66 and $5.74 per share, respectively.

 Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2023.

Stock-based compensation expense relating to options granted of $2.6 million, of which $1.9 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2022.

As of March 31, 2023, the Company had approximately $12.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.00 years.

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

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 93,750 shares of our common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of March 31, 2023, 9 shares were available for future sales under the 2022 ESPP.

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. No compensation was expensed during the quarters ended March 31, 2023 and 2022. In January 2022, 4,033 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 93,741 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $54.4 million at March 31, 2023 for future work to be performed.

Operating leases

As of March 31, 2023, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$365
2024	369
2025	209
2026	62
2027 and beyond	77
1,082
Included interest	(56)
$1,026

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

Research and Development. We outsource certain of our research and development efforts and expense the related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired was expensed as research and development costs, as it related to particular research and development projects and had no alternative future uses.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES

(c) Purchases of Equity Securities by the Issuer

On May 31, 2022, the Company announced that its Board of Directors approved a 2022 share repurchase program, authorizing the Company to purchase up to $12.5 million of the Company's Common Stock. Share repurchases were made at management’s discretion from time to time on the open market transactions. The repurchase program was completed during the first quarter of 2023.

On January 25, 2023, the Company announced that its Board of Directors approved a new 2023 share repurchase program authorizing the Company to purchase up to $12.5 million of the Company's Common Stock. Share repurchases may be made at management’s discretion from time to time on the open market transactions.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2023:

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	16,700,269	0.82	16,700,269	—
February 1, 2023 through February 28, 2023	—	—	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	16,700,269	0.82	16,700,269	—

(1)	During the fiscal first quarter of 2023, the Company repurchased an aggregate of 16,700,269 shares of Common Stock in open-market transactions, of which 15,700,269 shares were purchased pursuant to the 2022 repurchase program that was publicly announced on May 31, 2022, and 1,000,000 of which were purchased pursuant to the 2023 repurchase program that was publicly announced on January 25, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.01	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.03	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.04	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.05	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 16, 2022.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 14, 2022 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)
Date: May 8, 2023	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)