Form 10-Q
period 2023-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2023-08-10
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 9, 2023, there were 17,762,341 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,617	$120,229
Inventory	13,700	—
Prepaid expenses and other	12,012	10,548
Total current assets	51,329	130,777

Property and equipment, net	95,717	93,814

Intangible assets, net	10,220	120
Goodwill	965	—
Right-of-use assets, net	1,213	715
Other non-current assets	292	264

Total assets	$159,736	$225,690

LIABILITIES, REDEEMBABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,673	$8,068
Accrued expenses and other current liabilities	10,333	9,680
Lease liability, current	436	432
Total current liabilities	18,442	18,180

Lease liability, net of current portion	831	328

Total liabilities	19,273	18,508

Commitments (See Note 21)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 0 shares designated as of both June 30, 2023 and December 31, 2022; issued and outstanding - none	—	—
Series A Convertible Preferred stock, 0 shares designated as of both June 30, 2023 and December 31, 2022; issued and outstanding - none	—	—

Stockholders’ equity:

Common stock, $0.001 par value; 160,000,000 shares authorized; 10,762,341 and 12,368,620 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively and 14,999 shares to be issued as of December 31, 2022	11	12
Additional paid in capital	686,025	677,375
Accumulated deficit	(545,361)	(470,038)
Accumulated other comprehensive loss	(212)	(167)

Total stockholders’ equity	140,463	207,182

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$159,736	$225,690

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
COSTS AND EXPENSES:
Research and development	$21,976	$16,579	$48,487	$35,001
General and administrative	7,026	6,757	14,417	14,771
	29,002	23,336	62,904	49,772

Operating loss	(29,002)	(23,336)	(62,904)	(49,772)

Interest and other income, net	646	196	1,543	215

Net loss	(28,356)	(23,140)	(61,361)	(49,557)

Preferred stock deemed dividend	—	4,255	—	4,255

Net loss available to common stockholders	$(28,356)	$(27,395)	$(61,361)	$(53,812)

Net loss per common share, basic and diluted	$(2.68)	$(7.64)	$(5.88)	$(17.28)

Weighted average common shares outstanding, basic and diluted	10,587,096	3,584,699	10,428,678	3,113,965

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(28,356)	$(23,140)	$(61,361)	$(49,557)

Other comprehensive loss:
Foreign currency translation loss	(1)	(25)	(45)	(51)

Comprehensive loss	$(28,357)	$(23,165)	$(61,406)	$(49,608)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	12,368,620	$12	$677,375	$(167)	$(470,038)	$207,182
Repurchase of common stock under share repurchase program, including transactional expenses of $334	(2,672,044)	(3)	—	—	(13,962)	(13,965)
Issuance of common stock under 2022 Purchase agreement with Lincoln Park	96,000	—	441	—	—	441
Issuance of common stock net of transactional expenses of $101	514,502	1	1,994	—	—	1,995
Employee stock purchase plan	14,999	—	29	—	—	29
Stock-based compensation	—	—	2,794	—	—	2,794
Foreign currency transaction gain	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(33,005)	(33,005)
Balance, March 31, 2023	10,322,077	10	682,633	(211)	(517,005)	165,427
Issuance of common stock net of transactional expenses of $36	440,264	1	1,028	—	—	1,029
Stock-based compensation	—	—	2,364	—	—	2,364
Foreign currency transaction gain	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(28,356)	(28,356)
Balance, June 30, 2023	10,762,341	$11	$686,025	$(212)	$(545,361)	$140,463

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2021	2,634,110	$3	$578,626	$(92)	$(359,820)	$218,717
Issuance of common stock in January and March 2022 under At-the-market offering, net of transactional expenses of $507	172,276	—	8,488	—	—	8,488
Issuance of common stock under 2021 Purchase agreement	110,000	—	4,535	—	—	4,535
Employee stock purchase plan	646	—	40	—	—	40
Stock-based compensation	—	—	2,620	—	—	2,620
Foreign currency transaction gain	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(26,417)	(26,417)
Balance, March 31, 2022	2,917,032	3	594,309	(118)	(386,237)	207,957
Issuance of common stock in April, May and June 2022 under At-the-market offering, net of transactional expenses of $1,426	2,220,699	2	42,966	—	—	42,968
Issuance of common stock under 2021 Purchase Agreement	65,000	—	1,964	—	—	1,964
Preferred stock deemed dividend	—	—	(4,255)	—	—	(4,255)
Stock-based compensation	—	—	2,813	—	—	2,813
Foreign currency transaction gain	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(23,140)	(23,140)
Balance, June 30, 2022	5,202,731	$5	$637,797	$(143)	$(409,377)	$228,282

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,361)	$(49,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,814	165
Stock-based compensation	5,158	5,433
Changes in operating assets and liabilities:
Prepaid expenses and other	268	(4,381)
Accounts payable	(571)	(1,564)
Lease liabilities and ROU asset, net	7	2
Accrued expenses and other current liabilities	(1,593)	(2,315)
Net cash used in operating activities	(56,278)	(52,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a business	(22,174)	—
Purchase of property and equipment	(5,644)	(34,656)
Net cash used in investing activities	(27,818)	(34,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(13,965)	—
Proceeds from ESPP	29	40
Proceeds, net of $4,255, from sale of convertible redeemable preferred stock	—	27,245
Proceeds, net of $137 and $1,933 expenses, from sale of common stock and warrants	3,465	57,955
Net cash (used in)/ provided by financing activities	(10,471)	85,240

Effect of currency rate change on cash	(43)	(49)

Net decrease in cash, cash equivalents and restricted cash	(94,610)	(1,682)
Cash, cash equivalents and restricted cash beginning of the period	120,470	178,900

Cash, cash equivalents and restricted cash end of period	$25,860	$177,218

Supplemental disclosures of cash flow information:
Non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,164	$(1,950)
Preferred stock deemed dividend	$—	$4,255

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a biopharmaceutical company focused on commercializing, developing, discovering and licensing therapeutics to treat and prevent human disease and alleviate suffering. The therapeutics under development include both small molecules and biologics. Tonix, through its recent acquisition, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg. Zembrace® SymTouch® and Tosymra®, which were acquired as of June 30, 2023 (See Note 8), are each indicated for the treatment of acute migraine with or without aura in adults. All other drug product and vaccine candidates are still in development, and are not approved or marketed.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2023, the Company had working capital of approximately $32.9 million. At June 30, 2023, the Company had an accumulated deficit of approximately $545.4 million. The Company held cash and cash equivalents of approximately $25.6 million as of June 30, 2023.

The Company believes that its cash resources at June 30, 2023 and the proceeds that it raised from equity offerings in the third quarter of 2023 (See Note 22), will meet its operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to changes it may make in its research and development spending plans. The Company believes it has the ability to obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital on terms acceptable to the Company. Without additional funds, it may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023.

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

Reverse Stock Split

On May 9, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State, effective May 10, 2023. Pursuant to the Certificate of Change, the Company effected a 1-for-6.25 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized preferred stock was not adjusted because of the reverse stock split.

Risks and uncertainties

The Company’s primary efforts are devoted to conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company has not previously had commercial products available for sale, and has yet to generate revenues from a commercial product, and there is no assurance that the Company will be able to generate cash flow to fund operations from any of its commercial products or products in development if and when approved. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

Use of estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the fair value of stock-based compensation and other equity instruments, the percent of completion of research and development contracts, fair value estimates for assets acquired in business combinations, and assessment of useful lives of acquired intangible assets.

Business Combinations

The Company accounts for business combinations in accordance with the provisions of ASC 805, Business Combinations and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Business combinations are accounted for using the acquisition method, whereby the consideration transferred is allocated to the net assets acquired based on their respective fair values measured on the acquisition date. The difference between the fair value of these assets and the purchase price is recorded as goodwill. Transaction costs other than those associated with the issue of debt or equity securities, and other direct costs of a business combination are not considered part of the business acquisition transaction and are expensed as incurred.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2023 and December 31, 2022, cash equivalents, which consisted of money market funds, amounted to $19.2 million and $116.3 million, respectively. Restricted cash, which is included in Other non-current assets on the condensed consolidated balance sheet, at both June 30, 2023, and December 31, 2022, of approximately $243,000 and $241,000, respectively, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York (see Note 20).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	June 30, 2023	June 30, 2022
	(in thousands)
Cash and cash equivalents	$25,617	$145,478
Restricted cash – short term	—	31,500
Restricted cash	243	240
Total	$25,860	$177,218

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation on assets begins when the asset is placed in service. Depreciation and amortization expense for the three and six months ended June 30, 2023, was $900,000 and $1.8 million, respectively, and $102,000 and $165,000, respectively, for the three and six months ended June 30, 2022. All property and equipment are located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consist of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLS (“USL Acquisition”) consummated on June 30, 2023 (See Note 8). The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets.

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives, which are included in Intangible assets, net on the condensed consolidated balance sheet, are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of June 30, 2023, the Company believed that no impairment existed.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. As of June 30, 2023, the Company has recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 8).

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

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

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense in the same period as the relevant expenses are incurred. In August 2022, the Company announced that it received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the three and six months ended June 30, 2023, we received $1.9 million in funding as a reduction of related research and development expense.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Per Share Data

The computation of basic and diluted loss per share for the quarters ended June 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants and preferred stock issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants and preferred stock are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants and preferred stock for the three and six months ended June 30, 2023, and 2022, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of June 30, 2023 and 2022, are as follows:

	2023	2022
Warrants to purchase common stock	3,196	3,196
Series A convertible redeemable preferred stock	—	1,000,000
Series B convertible redeemable preferred stock	—	200,000
Options to purchase common stock	1,390,087	396,096
Totals	1,393,283	1,599,292

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company adopted ASU 2016-13 and related updates as of January 1, 2023. The adoption of ASU 2016-13 did not impact the Company’s financial position, results of operations or cash flows.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	326	79
Buildings	66,223	65,644
Office furniture and equipment	2,297	1,893
Laboratory equipment	21,344	18,440
Leasehold improvements	34	34
Construction in progress	949	1,366
	99,184	95,467
Less: Accumulated depreciation and amortization	(3,467)	(1,653)
	$95,717	$93,814

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

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of June 30, 2023, the asset was not ready for its intended use.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying value of goodwill as follows:

Amounts
(in thousands)
Balance at December 31, 2022	$—
Acquired during the period (see Note 8)	965
Balance at June 30, 2023	$965

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 30, 2023	December 31, 2022
	(in thousands)
Intangible assets subject to amortization
Developed technology	$10,100	$—
Less: Accumulated amortization	—	—
Total	$10,100	$—

Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$10,220	$120

No amortization expense was recorded during the six months ended June 30, 2023.

At June 30, 2023, the related amortization for each of the next five years ended December 31 is as follows (in thousands):

Year Ending December 31,
Remainder of 2023	428
2024	856
2025	856
2026	856
2027 and beyond	7,104
$10,100

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

As of June 30, 2023, and December 31, 2022, the Company used Level 1 quoted prices in active markets to value cash equivalents of $19.2 million and $116.3 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of both June 30, 2023 and December 31, 2022.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

On May 9, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State, effective May 10, 2023. Pursuant to the Certificate of Change, the Company effected a 1-for-6.25 reverse stock split of its issued and outstanding shares of common stock, whereby 64,627,246 outstanding shares of the Company’s common stock were exchanged for 10,340,506 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 131,902 shares of the Company’s common stock due to fractional shares. Furthermore, pursuant to the Certificate of Change, the number of authorized shares of common stock was reduced from 1,000,000,000 to 160,000,000. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. As a result of the reverse-stock-split, on May 24, 2023, the Company’s stock regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2).

NOTE 7 – TEMPORARY EQUITY

On October 26, 2022, the Company closed on an offering (“the October offering”) with certain institutional investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement, 1,400,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount (“OID) to the stated value of $10.00 per share, for gross proceeds of $14.3 million in the aggregate for the October offering, before the deduction of fees and offering expenses. The shares of Preferred Stock were convertible, at a conversion price of $6.25 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at the option of the holders and, in certain circumstances, by the Company.

On December 13, 2022, an amendment (the “December Amendment”) to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock from 24,000,000 to 160,000,000, as adjusted for the reverse split, was approved at a special meeting of shareholders. The Series A Preferred Stock had the right to vote on such December Amendment on an as-converted to common stock basis. The shares of the Series B Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of common stock (excluding any shares of common stock that were not voted) and Series A Preferred Stock were voted to increase the Authorized Shares. The December Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. Because the Series B Preferred Stock were automatically and without further action of the purchaser voted in a manner that “mirrored” the proportions on which the shares of common stock (excluding any shares of common stock that were not voted) and Series A Preferred Stock were voted on the December Amendment, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Certificates of Designation for the Preferred Stock provides that the Preferred Stock have no voting rights other than the right to vote on the December Amendment and as a class on certain other specified matters, and, with respect to the Series B Certificate of Designation, the right to cast 2,500 votes per share of Series B Preferred Stock on the December Amendment.

The holders of Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock. The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of common stock at a conversion price of $6.25 per share. The holders of the Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares through January 23, 2023. The Company had the option to redeem the Preferred Stock for cash at 105% of the stated value, subject to the holders’ rights to convert the shares prior to such redemption.

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

JUNE 30, 2023 AND 2022 (UNAUDITED)

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

On June 24, 2022, the Company closed on an offering (“the Offering”) with certain institutional investors (the “Investors”), pursuant to which the Company issued and sold, in a private placement, 2,500,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 500,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% OID to the stated value of $10.00 per share, for gross proceeds of $28.5 million in the aggregate for the Offering, before the deduction of fees and offering expenses. The shares of Preferred Stock were convertible, at a conversion price of $25.00 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at the option of the holders and, in certain circumstances, by the Company.

On August 5, 2022, an amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock from 8,000,000 to 24,000,000, as adjusted for the reverse split, was approved at a special meeting of shareholders. The Series A Preferred Stock had the right to vote on such Amendment on an as-converted to common stock basis. The shares of the Series B Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of common stock (excluding any shares of common stock that were not voted) and Series A Preferred Stock were voted to increase the Authorized Shares. The Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. Because the Series B Preferred Stock were automatically and without further action of the purchaser voted in a manner that “mirrored” the proportions on which the shares of common stock (excluding any shares of common stock that were not voted) and Series A Preferred Stock were voted on the Amendment, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series B Preferred Stock. The Certificates of Designation for the Preferred Stock provides that the Preferred Stock have no voting rights other than the right to vote on the Amendment and as a class on certain other specified matters, and, with respect to the Series B Certificate of Designation, the right to cast 2,500 votes per share of Series B Preferred Stock on the Amendment.

The holders of Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock. The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of common stock at a conversion price of $25.00 per share. The holders of the Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares through September 22, 2022. The Company had the option to redeem the Preferred Stock for cash at 105% of the stated value, subject to the holders’ rights to convert the shares prior to such redemption.

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

JUNE 30, 2023 AND 2022 (UNAUDITED)

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

NOTE 8 – ASSET PURCHASE AGREEMENT WITH UPSHER-SMITH

On June 30, 2023 (the “Closing”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into on June 23, 2023 with USL, the Company completed the acquisition of certain assets related to Zembrace® SymTouch® (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra® (sumatriptan nasal spray) 10 mg (“Tosymra”) products (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments and subject to customary adjustments (such transaction, the “USL Acquisition”).

On June 30, 2023, in connection with the USL Acquisition, the Company and USL entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which USL will provide certain transition services to the Company for base fees equal to $100,000 per month for the first six months, and $150,000 per months for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month.

As consideration for acquisition of the Business and certain product-related inventories, the Company paid an aggregate upfront purchase price of approximately $22.2 million in cash. The closing cash consideration was later adjusted upwards by approximately $1.3 million upon the determination of the value of the acquired inventory on hand as of June 30, 2023. The inventory adjustment payment is expected to be settled in the third quarter of 2023. On the earlier of March 2024 and the completion of the transition services to be provided by USL, as described above, the Company agreed to pay an additional deferred payment of $3.0 million in cash. The following table summarizes the components of the purchase consideration (in thousands):

Preliminary purchase consideration	Amount
Closing cash consideration	$22,174
Inventory adjustment payment liability	1,348
Deferred payment liability	3,000
Purchase price to be allocated	$26,522

The USL Acquisition was accounted for as a business combination using the acquisition method, in accordance with the provisions of ASC 805, Business Combinations and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The tangible and intangible assets acquired were recorded at their estimated fair values on the acquisition date, and the difference between the fair value of these assets and the purchase price has been recorded as goodwill. The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change. As the Company receives additional information about facts and circumstances that existed at the acquisition date, the fair values of the acquired inventory and intangible assets may be adjusted, with the offset recorded to goodwill. The acquisition-date fair value analyses will be finalized as soon as practicable, but in no event later than one year after the acquisition date.

The following table represents the preliminary allocation of the purchase price to the assets acquired by the Company in the USL Acquisition recognized in the Company’s consolidated balance sheets (in thousands):

Preliminary purchase price allocation	Amount
Inventory	$13,700
Prepaid expenses and other	1,757
Intangible assets, net	10,100
Goodwill	965
Fair value of assets acquired	$26,522

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

The acquired inventory consists of USL’s raw materials, semi-finished goods, and finished goods inventory as of the Closing date. The fair value was determined based on the estimated selling price of the inventory, less the estimated total costs to complete, disposal effort and holding costs.

The $1.0 million of goodwill arising from the USL Acquisition represents expected synergies from combining operations, intangible assets that do not qualify for separate recognition, and other factors, of which all is expected to be deductible for tax purposes, subject to any limitations.

Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows (in thousands):

	Fair Value	Useful Life (years)
Developed technology - Tosymra	$3,400	9
Developed technology - Zembrace	6,700	14
Total	$10,100

The developed technology intangible assets related to Zembrace and Tosymra includes the value associated with the acquired patents, customer relationships, and trademarks and trade names associated with the technology. The developed technology intangible assets were valued as composite assets under the premise that each asset is reliant on one another to generate cash flow, is not considered separable from the technology, and are assumed to have similar useful lives. The composite intangible assets were valued using a multi-period excess earnings method and are being amortized over their estimated useful lives using the straight-line method of amortization. The key assumptions used in estimating the fair values of intangible assets include forecasted financial information, the weighted average cost of capital, customer retention rates, and certain other assumptions.

The fair values assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.

As the Closing occurred on the last day of the second quarter of 2023, the operations of the Business had no impact on the Company’s operating results for the three or six months ended June 30, 2023.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2023 and 2022 as if the USL Acquisition had occurred as of January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. These amounts are based on financial information of the acquired business and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Product Sales	$3,544	$4,735	$7,621	$3,977
Net Loss	$(29,730)	$(26,364)	$(64,180)	$(61,375)

The pro forma information for all periods presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2022. The pro forma financial information for the three and six months ended June 30, 2022 also reflects an increase in Cost of Sales related to the preliminary acquisition-date fair value adjustment to inventory. This adjustment is not reflected in the three or six months ended June 30, 2023 as the acquired inventory is expected to be sold within one year from the acquisition date.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 9 – ASSET PURCHASE AGREEMENT WITH HEALION

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

NOTE 10 – ASSET PURCHASE AGREEMENT WITH KATANA

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva has granted to Tonix an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. Tonix is obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 11 – ASSET PURCHASE AGREEMENT WITH TRIGEMINA

On June 11, 2020, the Company entered into an asset purchase agreement (the “Trigemina Asset Purchase Agreement”) with Trigemina, Inc. (“Trigemina”) and certain shareholders named therein (the “Executive Shareholders”) pursuant to which Tonix acquired Trigemina assets related to migraine and pain treatment technologies (the “Trigemina Assets”). In connection with the acquisition of the Trigemina Assets, Tonix assumed Trigemina’s rights and obligations under that certain Amended and Restated Exclusive License Agreement, dated November 30, 2007, as amended, by and between Trigemina and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Stanford License “Agreement”) pursuant to an Assignment and Assumption Agreement with Stanford (“Assignment and Assumption Agreement”), dated June 11, 2020. As consideration for entering into the Trigemina Asset Purchase Agreement, Tonix paid $824,759 to Trigemina and issued to Trigemina 10,000 shares of the Company’s common stock, valued at $136.00 per share, based on the closing stock price on June 11, 2020, and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12-month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of the shareholders of the Company in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were previously recorded to research and development expenses in the statement of operations. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration, was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

The Trigemina License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Stanford. As of June 30, 2023, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 12 – ASSET PURCHASE AGREEMENT WITH TRIMARAN

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

Pursuant to the WSU License Agreement, Tonix paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, the Company also agreed to pay WSU, milestone payments totaling approximately $3.4 million. Tonix has also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by Tonix or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by Tonix to any third party for intellectual property rights which are necessary for the practice of the rights licensed to Tonix under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 13 – LICENSE AGREEMENT WITH CURIA

On December 12, 2022, the Company entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of June 30, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 14 – LICENSE AGREEMENT WITH UNIVERSITY OF ALBERTA

On May 18, 2022, the Company entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, Tonix paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of June 30, 2023, other than the upfront fee, no milestone payments have been accrued or paid in relation to this agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 15 – LICENSE AGREEMENT WITH INSERM

On February 11, 2021, the Company entered into a license agreement (the “Inserm License Agreement”) pursuant to which it licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 16 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

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

The Company is also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

The Company is also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, the Company shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to the Company by a sublicensee. As of June 30, 2023 no milestone payments have been accrued or paid in relation to this agreement.

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

NOTE 17 – SALE AND PURCHASE OF COMMON STOCK

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

Pursuant to the terms of the 2022 Purchase Agreement, at the time the Company signed the 2022 Purchase Agreement and the 2022 Registration Rights Agreement, the Company issued 100,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the 2022 Purchase Agreement. The commitment shares were valued at $1,000,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2022 Purchase Agreement.

During the three and six months ended June 30, 2023, the Company sold 0 and 0.1 million shares, respectively, of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0 and $0.4 million, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

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

Pursuant to the terms of the Purchase Agreement with Lincoln Park, at the time the Company signed the Purchase Agreement with Lincoln Park and the Lincoln Park Registration Rights Agreement, the Company issued 14,546 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement with Lincoln Park. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement with Lincoln Park.

During the three and six months ended June 30, 2022, the Company sold 0.1 million and 0.2 million shares, respectively, of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $2.0 million and $6.5 million, respectively. No sales occurred in 2023.

At-the-Market Offerings

 On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and six months ended June 30, 2023, the Company sold approximately 0.4 million and 1.0 million shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $1.0 million and $3.0 million, respectively. During the three and six months ended June 30, 2022, the Company sold approximately 2.2 million and 2.4 million shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $43.0 million and $51.5 million, respectively.

Stock Repurchases

During the first quarter of 2023, the Company has repurchased 2,512,044 of its shares of common stock outstanding under the 2022 share repurchase program for up to $12.5 million at prices ranging from $2.75 to $8.61 per share for a gross aggregate cost of approximately $12.5 million. In addition, the Company incurred expenses of $0.3 million.

In January 2023, the Board of Directors approved a new 2023 share repurchase program pursuant to which the Company may repurchase up to an additional $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the first quarter of 2023, the Company has repurchased 160,000 of our shares of common stock outstanding under the new 2023 share repurchase program at $7.12 per share for a gross aggregate cost of $1.1 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

NOTE 18 – STOCK-BASED COMPENSATION

On May 3, 2019, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 700 shares of common stock. With the adoption of the 2020 Plan (as defined below), no further grants may be made under the 2019 Plan. On January 16, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the issuance of up to 3,000 shares of common stock. With the adoption of the Amended and Restated 2020 Plan (as defined below), no further grants may be made under the 2020 Plan.

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2023, 1,057,051 options were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	392,643	$334.08	8.70		$—
Grants	1,011,630	4.66
Exercised	—	—
Forfeitures or expirations	(14,186)	874.50

Outstanding at June 30, 2023	1,390,087	$88.77	9.26		$—
Exercisable at June 30, 2023	237,227	$404.34	8.02	$

The weighted average fair value of options granted during the three and six months ended June 2023 was $2.73 per share and $4.01 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2022 was $23.63 per share and $32.81 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Risk-free interest rate	3.42% to 4.02%	1.67% to 3.05%
Expected term of option	5.0 to 10 years	5.5 to 10 years
Expected stock price volatility	121.26% - 142.72%	120.32% - 133.22%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.4 million, of which $1.6 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2023. Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2022.

Stock-based compensation expense relating to options granted of $5.2 million, of which $3.6 million and $1.6 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2023. Stock-based compensation expense relating to options granted of $5.4 million, of which $3.9 million and $1.5 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2022.

As of June 30, 2023, the Company had approximately $10.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.87 years.

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

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of the Company’s common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of June 30, 2023, 1 share were available for future sales under the 2022 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. No expenditure was recorded during either the six months ended June 30, 2023 and 2022. In January 2022, 646 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

NOTE 19 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$100.00	125	November 2024
$114.00	618	February 2025
$7,000.00	2,453	December 2023
	3,196

No warrants were exercised during either of the six months ended June 30, 2023, and 2022.

NOTE 20 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2023, the Company has right-of-use assets of $1.2 million and a total lease liability for operating leases of $1.2 million of which $0.8 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

At June 30, 2023, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2023	$237
2024	460
2025	299
2026	142
2027 and beyond	246
1,384
Included interest	(117)
$1,267

During the six months ended June 30, 2023, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $898,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $898,000, which represents a non-cash investing and financing activity.

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

Operating lease expense was $0.2 and $0.1 million for the quarters ended June 30, 2023, and 2022, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022 (UNAUDITED)

Operating lease expense was $0.3 million for both six-months ended June 30, 2023, and 2022.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating cash flow from operating leases (in thousands)	$289	$309

Weighted Average Remaining Lease Term
Operating leases	3.52 years	2.49 years

Weighted Average Discount Rate
Operating leases	4.55%	2.31%

NOTE 21 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $62.8 million at June 30, 2023 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $200,000 and $500,000 for the three and six months ended June 30, 2023, respectively, and $115,000 and $306,000 for the three and six months ended June 30, 2022, respectively, for contributions under the 401(k) Plan.

NOTE 22 – SUBSEQUENT EVENTS

On July 27, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold 2,530,000 shares of common stock; pre-funded warrants to purchase up to 4,470,000 shares of common stock, and accompanying common warrants to purchase up to 7,000,000 shares of common stock with an exercise price of $1.00 per share. The offering price per share of common stock and accompanying common warrant was $1.00, and the offering price per share of pre-funded warrant and accompanying common warrant was $0.9999.

The offering closed on August 1, 2023. The Company incurred offering expenses of approximately $0.8 million, including placement agent fees of approximately $0.5 million. The Company received net proceeds of approximately $6.2 million, after deducting the underwriting discount and other offering expenses.

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

Business Overview

Tonix is a biopharmaceutical company focused on commercializing, developing, discovering and licensing therapeutics to treat and prevent human disease and alleviate suffering. Tonix Medicines, our commercial subsidiary markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg under a transition services agreement with Upsher-Smith Laboratories from whom the products were acquired on June 30, 2023. Zembrace SymTouch and Tosymra are each indicated for the treatment of acute migraine with or without aura in adults. Tonix’s development portfolio is composed of central nervous system (CNS), rare disease, immunology and infectious disease product candidates. Tonix’s CNS development portfolio includes both small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Tonix’s lead development CNS candidate, TNX-102 SL (cyclobenzaprine HCl sublingual tablet), is in mid-Phase 3 development for the management of fibromyalgia, having completed enrollment of a potentially confirmatory Phase 3 study in the third quarter of 2023, with topline data expected in the fourth quarter of 2023. TNX-102 SL is also being developed to treat fibromyalgia-type Long COVID, a chronic post-acute COVID-19 condition. Enrollment in a Phase 2 proof-of-concept study has been completed, and topline results are expected in the third quarter of 2023. TNX-601 ER (tianeptine hemioxalate extended-release tablets) is a once-daily oral formulation being developed as a treatment for major depressive disorder (MDD), that completed enrollment in a Phase 2 proof-of-concept study in the third quarter of 2023, with topline results expected in the fourth quarter of 2023. TNX-4300 (estianeptine) is a single isomer version of TNX-601, small molecule oral therapeutic in preclinical development to treat MDD, Alzheimer’s disease and Parkinson’s disease. Relative to tianeptine, estianeptine lacks activity on the µ-opioid receptor while maintaining activity in the rat Novel Object Recognition test in vivo and the ability to activate PPAR-β/δ and neuroplasticity in tissue culture. TNX-1900 (intranasal potentiated oxytocin), is in development for preventing headaches in chronic migraine, and has completed enrollment in a Phase 2 proof-of-concept study with topline data expected in the fourth quarter of 2023. TNX-1900 is also being studied in binge eating disorder, pediatric obesity and social anxiety disorder by academic collaborators under investigator-initiated INDs. TNX-1300 (cocaine esterase) is a biologic designed to treat cocaine intoxication and has been granted Breakthrough Therapy designation by the FDA. A Phase 2 study of TNX-1300 is expected to be initiated in the third quarter of 2023. Tonix’s rare disease development portfolio includes TNX-2900 (intranasal potentiated oxytocin) for the treatment of Prader-Willi syndrome. TNX-2900 has been granted Orphan Drug designation by the FDA. Tonix’s immunology development portfolio includes biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is a humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. A Phase 1 study of TNX-1500 is expected to be initiated in the third quarter of 2023. Tonix’s infectious disease pipeline includes TNX-801, a vaccine in development to prevent smallpox and mpox. TNX-801 also serves as the live virus vaccine platform or recombinant pox vaccine platform for other infectious diseases. The infectious disease development portfolio also includes TNX-3900 and TNX-4000, which are classes of broad-spectrum small molecule oral antivirals.

Tonix’s product development candidates are investigational new drugs or biologics and have not been approved for any indication.

Tonix Medicines has contracted to acquire the Zembrace SymTouch and Tosymra registered trademarks. Intravail is a registered trademark of Aegis Therapeutics, LLC, a wholly owned subsidiary of Neurelis, Inc.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the sales of Zembrace® and Tosymra®, the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2023 were $22.0 million, an increase of $5.4 million, or 33%, from $16.6 million for the three months ended June 30, 2022. This increase is predominately due to increased clinical expenses of $1.4 million, employee-related expenses of $1.3 million, lab supplies of $0.6 million, building-related expenses of $1.4 million and professional fees of $0.3 million.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended June 30, 2023, and 2022.

	Three Months Ended June 30,
	(in thousands)
	2023	2022	Change
Research and development expenses:
Direct expenses – TNX – 102 SL	$3,362	$2,607	$755
Direct expenses – TNX – 601 ER	1,933	383	1,550
Direct expenses – TNX – 801	929	188	741
Direct expenses – TNX – 1500	1,426	1,660	(234)
Direct expenses – TNX – 1800	877	486	391
Direct expenses – TNX – 1900	1,322	815	507
Direct expenses – TNX – 3900	85	95	(10)
Direct expenses – Other programs	1,202	3,385	(2,183)
Internal staffing, overhead and other	10,840	6,960	3,880
Total research & development	$21,976	$16,579	$5,397

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

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 were $7.0 million, an increase of $0.2 million, or 3%, from $6.8 million incurred in the three months ended June 30, 2022. The increase in primarily due to an increase in legal expenses of $0.4 million, offset by a decrease in employee-related expenses of $0.2 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended June 30, 2023 was $28.4 million, an increase of $5.3 million, or 23%, compared to a net loss of $23.1 million for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2023 were $48.5 million, an increase of $13.5 million, or 39%, from $35.0 million for the six months ended June 30, 2022. This increase is predominately due to increased clinical expenses of $5.4 million, non-clinical expenses of $1.3 million employee-related expenses of $3.2 million, office-related expenses of $2.9 million, professional fees of $0.7 million and lab supplies of $2.5 million offset by a decrease in manufacturing expenses of $3.2 million.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the six months ended June 30, 2023, and 2022.

	Six Months Ended June 30,
	(in thousands)
	2023	2022	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$6,977	$6,130	$847
Direct expenses – TNX – 601 ER	4,530	647	3,883
Direct expenses – TNX - 801	1,710	197	1,513
Direct expenses – TNX - 1500	3,590	3,512	78
Direct expenses – TNX - 1800	1,581	3,462	(1,881)
Direct expenses – TNX - 1900	3,541	1,553	1,988
Direct expenses – TNX - 3900	1,414	95	1,319
Direct expenses – Other programs	3,152	7,317	(4,165)
Internal staffing, overhead and other	21,992	12,088	9,904
Total research & development	$48,487	$35,001	$13,486

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

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2023 were $14.4 million, a decrease of $0.4 million, or 3%, from $14.8 million incurred in the six months ended June 30, 2022. The decrease is primarily due to a decrease in financial reporting expenses of $1.1 million, offset by an increase in legal fees of $0.3 million, increased accounting fees of $0.3 million and employee-related expenses of $0.1 million.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2023 was $61.4 million, an increase of $11.8 million, or 24%, compared to a net loss of $49.6 million for the six months ended June 30, 2022.

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

On December 12, 2022, we entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of June 30, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On May 18, 2022, we entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, we paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of June 30, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On February 11, 2021, we entered into a license agreement (the “Inserm License Agreement”) pursuant to which we licensed technology using oxytocin-based therapeutics for the treatment of Prader-Willi syndrome and non-organic failure to thrive disease from Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. The Inserm License Agreement provides for the payment of annual fees and milestone payments upon the occurrence of specified sales milestones, totaling approximately $0.4 million, as well royalties on net sales of products based on the licensed technology, and assignment/transfer and sublicense royalties. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $4.1 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a TFF2 Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

We are also obligated to make contingent milestone payments to Columbia totaling $3 million on a Product-by-Product basis upon the achievement of certain development, approval and sales milestones related to a Product. In addition, we shall pay Columbia 5% of consideration, other than royalty payments and certain other categories of consideration, payable to us by a sublicensee. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

 On June 23, 2023, we entered into an Asset Purchase Agreement with Upsher-Smith Laboratories, LLC, (“USL”), for the acquisition of certain assets related to Zembrace® SymTouch® (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra® (sumatriptan nasal spray) 10 mg (“Tosymra”) products (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments and subject to customary adjustments (such transaction, the “USL Acquisition”). The transaction closed on June 30, 2023.

Additionally, in connection with the USL Acquisition, we and USL entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which USL will provide certain transition services to us for base fees equal to $100,000 per month for the first six months, and $150,000 per month for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month.

As consideration for acquisition of the Business and certain product-related inventories, we transferred an aggregate upfront purchase price of approximately $22.2 million in cash as of the Closing. The closing cash consideration was later adjusted upwards by approximately $1.3 million upon the determination of the value of the acquired inventory on hand as of June 30, 2023. The inventory adjustment payment is expected to be settled in the third quarter of 2023. On the earlier of March 2024 or the completion of the transition services to be provided by USL, as described above, we agreed to pay an additional deferred payment of $3.0 million in cash. As the assets acquired met the definition of a business under the current accounting guidance, the total purchase price was allocated to the acquired inventory and other tangible assets, and the developed technology intangible assets related to Zembrace and Tosymra based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of the acquired assets was recorded as goodwill.

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

Pursuant to the terms of the Geneva Assignment and Assumption Agreement, Geneva granted us an exclusive license, with the right to sublicense, certain patents related to the Katana Assets. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Geneva License Agreement specifies developmental milestones and the period of time during which such milestones must be completed and provides for an annual maintenance fee payable to Geneva. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

As consideration for entering into the Trigemina Asset Purchase Agreement, we paid $824,759 to Trigemina and issued to Trigemina 10,000 shares of our common stock and paid Stanford $250,241 pursuant to the terms of the Assignment and Assumption Agreement. The common stock is unregistered and subject to a 12 month lock-up and a Shareholder Voting Agreement, dated June 11, 2020, pursuant to which Trigemina and the Executive Shareholders have agreed to vote the common stock on any matter put to a vote of our shareholders in accordance with management’s recommendations. Both the costs associated with the cash payments and share issuance, totaling $2.4 million, were previously recorded to research and development in the statement of operations. Because the Trigemina intellectual property was acquired prior to FDA approval, the cash and stock consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

 Pursuant to the terms of the Assignment and Assumption Agreement, Stanford has granted us an exclusive license, with the right to sublicense, certain patents related to the Trigemina Assets. Stanford has reserved for itself the right to practice under the patents for academic research and educational purposes. We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and sell products claimed or covered by the patent and will use commercially reasonable efforts to diligently develop markets for such products. The Stanford License Agreement specifies developmental milestones and the period of time during which such milestones must be completed, and provides for an annual maintenance fee payable to Stanford. As of June 30, 2023, other than the annual maintenance fee, no milestone payments have been accrued or paid in relation to this agreement.

On August 19, 2019, we entered into an asset purchase agreement (the “TRImaran Asset Purchase Agreement”) with TRImaran Pharma, Inc. (“TRImaran”) and the selling shareholders named therein (the “Selling Shareholders”) pursuant to which we acquired TRImaran’s assets related to certain pyran-based compounds (the “TRImaran Assets”). In connection with the acquisition of the TRImaran Assets, we entered into a First Amended and Restated Exclusive License Agreement (the “WSU License Agreement”) with Wayne State University (“WSU”) on August 19, 2019, as subsequently amended. As consideration for entering into the TRImaran Asset Purchase Agreement, we paid $100,000 to TRImaran and have assumed certain liabilities of TRImaran totaling $68,500. The $168,500 was previously recorded to research and development expenses in the statement of operations. Upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay TRImaran and the Selling Shareholders, in restricted stock or cash, at our option, a total of approximately $3.4 million. Pursuant to the terms of the TRImaran Asset Purchase Agreement, TRImaran and the Selling Shareholders are prohibited from disclosing confidential information related to the TRImaran Assets and are restricted from engaging, for a period of three years, in the development or commercialization of any therapeutic containing any pyran-based drug compound for the treatment of post-traumatic stress disorder, attention deficit hyperactivity disorder or major depressive disorder. Also for a period of three years, if TRImaran or any Selling Shareholder engage in the research or development of any potential therapeutic compound for the treatment of any central nervous system disorder, TRImaran or such Selling Shareholder is obliged to provide notice and opportunity to Tonix to make an offer to acquire or license rights with respect to such product candidate. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

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

Pursuant to the WSU License Agreement, we paid $75,000 to WSU as reimbursement of certain patent expenses, and, upon the achievement of specified development, regulatory and sales milestones, we also agreed to pay WSU, milestone payments totaling approximately $3.4 million. We have also agreed to pay WSU single-digit royalties on net sales of WSU Products sold by us or a sublicensee on a tiered basis based on net sales, and additional sublicense fees on certain consideration received from sublicensees. Royalties on each particular WSU Product are payable on a country-by-country and Product-by-Product basis until the date of expiration of the last valid claim in the last to expire of the issued patents covered by the WSU License Agreement. Royalties payable on net sales of WSU Products may be reduced by 50% of the royalties payable by us to any third party for intellectual property rights which are necessary for the practice of the rights licensed to us under the WSU License Agreement, provided that the royalty payable on a WSU Product may not be reduced by more than 50%. Each party also has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The WSU License Agreement contains provisions relating to termination, indemnification, confidentiality and other customary matters for an agreement of this kind. As of June 30, 2023, no milestone payments have been accrued or paid in relation to this agreement.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital of $32.9 million, comprised primarily of cash and cash equivalents of $25.6 million, Inventory of $13.7 million and prepaid expenses and other of $12.0 million, offset by $7.7 million of accounts payable, $10.3 million of accrued expenses and current lease liabilities of $0.4 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, the USL Acquisition and the build-out of our facilities.

The following table provides a summary of operating, investing and financing cash flows for the six months ended June 30, 2023, and 2022, respectively (in thousands):

	June 30,
	2023	2022
Net cash used in operating activities	$(56,278)	$(52,217)
Net cash used in investing activities	(27,818)	(34,656)
Net cash (used) provided by financing activities	(10,471)	85,240

For the six months ended June, 2023 and 2022, we used approximately $56.3 million and $52.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in both research and development and general and administrative activities. For the six months ended June 30, 2023, net cash used from financing activities was $10.5 million predominately from the repurchase of common stock. For the six months ended June 30, 2022, net proceeds from financing activities was $85.2 million, predominately from the sale of our common and preferred stock. Cash used in investing activities for the six months ended June 30, 2023 was $27.8 related to the purchase of the USL assets and property and equipment, and $34.7 million for the six months ended June 30, 2022 related to the purchase of property and equipment.

We believe that our cash resources at June 30, 2023, and the proceeds that we raised from equity offerings subsequent to the end of the second quarter of 2023 will meet our operating and capital expenditure requirements into the fourth quarter of 2023, but not beyond.

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

Share Repurchase Program

During the first quarter of 2023, we have repurchased 2,512,044 of our shares of common stock outstanding under the 2022 share repurchase program for up to $12.5 million at prices ranging from $2.75 to $8.61 per share for a gross aggregate cost of approximately $12.5 million. In addition, we incurred expenses of $0.3 million.

In January 2023, the Board of Directors approved a new 2023 share repurchase program pursuant to which we may repurchase up to an additional $12.5 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the first quarter of 2023, we have repurchased 160,000 of our shares of common stock outstanding under the new 2023 share repurchase program at $7.12 per share for a gross aggregate cost of $1.1 million.

Convertible Redeemable Preferred stock

On October 26, 2022, we issued 1,400,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock to certain institutional investors in a private placement. The Preferred Stock had an aggregate stated value of $15,000,000. Each share of the Preferred Stock had a purchase price of $9.50, representing an OID of 5% of the stated value. The shares of the preferred stock were convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $6.25 per share, at the option of the holder, and at our option upon the fulfillment of certain conditions and subject to certain limitations. The Company and the holders of the preferred stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable in the event of the conversion of the preferred stock. The $14.3 million in gross proceeds of the offering were held in an escrow account, along with an additional $1.5 million deposited by the Company to cover the aggregate OID as well as the additional amount that would have been necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock.

All outstanding shares of the Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were redeemed in December 2022 at 105% of the $10.00 stated value of the Preferred Stock, or $15.8 million in the aggregate.

On June 24, 2022, we issued 2,500,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock to certain institutional investors in a private placement. The Preferred Stock had an aggregate stated value of $30,000,000. Each share of the Preferred Stock had a purchase price of $9.50, representing an OID of 5% of the stated value. The shares of the preferred stock were convertible into shares of our common stock, upon the occurrence of certain events, at a conversion price of $25.00 per share, at the option of the holder, and at our option upon the fulfillment of certain conditions and subject to certain limitations. The Company and the holders of the preferred stock also entered into a registration rights agreement to register the resale of the shares of common stock issuable in the event of the conversion of the preferred stock. The $28.5 million in gross proceeds of the offering were held in an escrow account, along with an additional $3.0 million deposited by the Company to cover the aggregate OID as well as the additional amount that would have been necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock.

All outstanding shares of the Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were redeemed in August 2022 at 105% of the $10.00 stated value of the Preferred Stock, or $31.5 million in the aggregate.

July 2023 Financing

On July 27, 2023, we entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Placement Agents”), pursuant to which we sold securities consisting of 2,530,000 shares of common stock; pre-funded warrants to purchase up to 4,470,000 shares of common stock and common warrants to purchase up to 7,000,000 shares of common stock. The offering price per Share and accompanying Common Warrant is $1.00, and the offering price per Pre-Funded Warrant and accompanying Common Warrant is $0.9999.

The Financing closed on August 1, 2023, the placement agents purchased the shares at a seven-percent discount to the public offering price, for an aggregate discount of approximately $0.5 million. We incurred other offering expenses of approximately $0.3 million. We received net proceeds of approximately $6.2 million, after deducting the underwriting discount and other offering expenses.

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

Pursuant to the terms of the 2022 Purchase Agreement, at the time we signed the 2022 Purchase Agreement and the 2022 Registration Rights Agreement, we issued 100,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2022 Purchase Agreement. The commitment shares were valued at $1,000,000 and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the 2022 Purchase Agreement.

During the three and six months ended June 30, 2023, we sold 0 and 0.1 million shares, respectively, of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0 and $0.4 million, respectively.

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

Pursuant to the terms of the Purchase Agreement with Lincoln Park, at the time we signed the Purchase Agreement with Lincoln Park and the Lincoln Park Registration Rights Agreement, we issued 14,546 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement with Lincoln Park. The commitment shares were valued at $1.6 million and recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement with Lincoln Park.

During the three and six months ended June 30, 2022, we sold 0.1 million and 0.2 million shares, respectively, of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $2.0 million and $6.5 million, respectively. No sales occurred in 2023.

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

At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and six months ended June 30, 2023, we sold approximately 0.4 million and 1.0 million shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $1.0 million and $3.0 million, respectively. During the three and six months ended June 30, 2022, we sold approximately 2.2 million and 2.4 million shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $43.0 million and $51.5 million, respectively.

Stock Compensation

On May 3, 2019, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the issuance of up to 700 shares of our common stock. With the adoption of the 2020 Plan (as defined below), no further grants may be made under the 2019 Plan. On January 16, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the issuance of up to 3,000 shares of our common stock. With the adoption of the Amended and Restated 2020 Plan (as defined below), no further grants may be made under the 2020 Plan.

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”), and together with the 2020 Plan and the 2019 Plan, the “Plans”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2023, 1,057,051 shares were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted during the three and six months ended June 2023 was $2.73 per share and $4.01 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2022 was $23.63 per share and $32.81 per share, respectively.

Stock-based compensation expense relating to options granted of $2.4 million, of which $1.6 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2023. Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2022.

Stock-based compensation expense relating to options granted of $5.2 million, of which $3.6 million and $1.6 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2023. Stock-based compensation expense relating to options granted of $5.4 million, of which $3.9 million and $1.5 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2022.

As of June 30, 2023, the Company had approximately $10.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.87 years.

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

The 2022 ESPP allows eligible employees to purchase up to an aggregate of 15,000 shares of our common stock. Under the 2022 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2022 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2022 ESPP, subject to the statutory limit under the Code. As of June 30, 2023, 1 share was available for future sales under the 2022 ESPP.

 The 2022 and 2020 ESPP are considered compensatory plans with the related compensation cost expensed over the six-month offering period. No compensation was expensed during the six months ended June 30, 2023 and 2022. In January 2022, 646 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $62.8 million at June 30, 2023 for future work to be performed.

Operating leases

As of June 30, 2023, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2023	$237
2024	460
2025	299
2026	142
2027 and beyond	246
Included interest	(117)
$1,267

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

Business Combinations. We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. We use our best estimates and assumptions to estimate the fair values of these tangible and intangible assets. Any excess of the purchase price over amounts allocated to the assets acquired is recorded as goodwill. The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 will be effective for us for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. We adopted ASU 2016-13 and related updates as of January 1, 2023. The adoption of ASU 2016-13 did not impact the Company’s financial position, results of operations or cash flows.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.01	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.
3.03	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.04	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.05	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 16, 2022.

3.08	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 9, 2023.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 14, 2022 and incorporated herein by reference.

10.01

Asset Purchase Agreement, dated as of June 23, 2023, by and among Upsher-Smith Laboratories, LLC, Tonix Medicines, Inc. and Tonix Pharmaceuticals Holding Corp., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 26, 2023 and incorporated herein by reference.

10.02

Transition Services Agreement, dated as of June 30, 2023, by and among Upsher-Smith Laboratories, LLC and Tonix Medicines, Inc. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 3, 2023 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Executive Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: August 10, 2023	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)