Form 10-K
period 2023-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2024-04-01
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2023, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $16,996,283. For purposes of this computation, all officers and directors are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 1, 2024, there were 84,490,862 shares of registrant’s common stock outstanding.

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

Forward-looking statements include, but are not necessarily limited to, those relating to:

●	Our prospects are dependent on the success of Tonmya TM and progressing our pipeline through development stages. To the extent regulatory approval of Tonmya is delayed or not granted or, if approved, Tonmya is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

●	The commercial success and market acceptance of our products, including the coverage of our products by payors and pharmacy benefit managers; our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies, the entry of other products competitive with our commercial products;

●	Our ability to successfully execute business development, strategic partnerships, and investment opportunities to build and grow for the future;

●	Our ability to achieve the expected financial performance from our marketed products Tosymra® and Zembrace® Symtouch® which we recently acquired from Upsher Smith Laboratories, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating this new commercial business;

●	The ability of our third-party manufacturers to manufacture adequate quantities of commercially saleable inventory and active pharmaceutical ingredients for each of our products, and our ability to maintain our supply chain, which relies on single-source suppliers;

●	Our ability to raise additional capital or refinance or pay-off our debt, if necessary;

●	The timing and results of any future research and development efforts including potential clinical studies relating to any future product candidates;

●	Our common stock maintaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share.

Business Overview

We are a fully-integrated biopharmaceutical company focused on developing and commercializing therapeutics to treat and prevent human disease and alleviate suffering.

Our near-term priority is to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for Tonmya™* (also known as TNX-102 SL, cyclobenzaprine HCl sublingual tablet) for the management of fibromyalgia (“FM”). FM is a chronic pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. Tonmya is a non-opioid analgesic designed for long-term bedtime use and has completed two positive Phase 3 studies. Tonix announced the positive results of the second Phase 3 study in December of 2023. Tonmya treatment resulted in highly statistically significant improvement in the primary endpoint of pain reduction (p=0.00005) and statistical significance in all six of the key secondary endpoints. Tonmya was well tolerated. Systemic adverse events were similar between Tonmya and placebo. No serious adverse events were reported. The FDA conditionally accepted Tonmya as the trade name for TNX-102 SL for the management of fibromyalgia in January 2024. We have scheduled a type B pre-NDA meeting with the FDA in the first half of 2024, plan to submit an NDA for the approval of Tonmya in the second half of 2024 and expect an FDA decision on the NDA in the second half of 2025. We are preparing for a commercial launch of Tonmya conditional on FDA approval.

Tonmya is a proprietary sublingual tablet formulation of cyclobenzaprine (“CBP”) designed for bedtime administration. In December 2020, we reported positive results from the Phase 3 RELIEF study of Tonmya 5.6 mg for the management of FM. In July 2021, we had disappointing results from a second Phase 3 study, RALLY. In December 2023, we reported positive results from the third Phase 3 RESILIENT study, which met its pre-specified endpoint by significantly reducing daily pain compared to placebo in patients with fibromyalgia.

In preparation for the launch of Tonmya, we have built a team of professionals to market and distribute our products. Our commercial portfolio consists of two FDA-approved prescription products for the treatment of migraine which were acquired from Upsher-Smith Laboratories (“Upsher Smith”) in June 2023: Zembrace SymTouch (sumatriptan injection) 3 mg and Tosymra (sumatriptan nasal spray) 10 mg. Zembrace SymTouch and Tosymra are both indicated for the treatment of acute migraine with or without aura in adults. Zembrace SymTouch is the only branded sumatriptan autoinjector professionally promoted in the United States and is designed for ease of use and favorable tolerability with a low 3 mg dose. Tosymra is a novel intranasal sumatriptan product formulated with a permeation enhancer that provides rapid and efficient absorption of sumatriptan. Tosymra was approved on the basis of bioequivalence to subcutaneous (s.c.) sumatriptan. Our commercial team is engaged in marketing and distributing our products, and also engaged in planning the launch of Tonmya.

In addition to Tonmya and our marketed products, we have a pipeline of products in development that include therapeutics and vaccines which are based on small molecules and biologics. Our pipeline has been generated from internal discovery, as well as licenses, acquisitions and collaborations with academic institutions and non-profit organizations.

Our portfolio is focused on central nervous system (“CNS”), disorders, but also consists of rare disease, immunology, and infectious disease product candidates. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our immunology portfolio includes TNX-1500*, a biologic to address organ transplant rejection and autoimmune diseases. Finally, our infectious disease portfolio includes a vaccine in development to prevent smallpox and mpox (formerly known as monkeypox), TNX-801*. TNX-801 also serves as the live virus vaccine platform or recombinant pox vaccine (“RPV”) platform for vaccines to protect against other infectious diseases, including TNX-1800* and TNX-1850* for COVID-19.

In addition to fibromyalgia, TNX-102 SL* is being developed as a potential treatment for a type of Long COVID, the symptoms of which overlap with fibromyalgia, that we term fibromyalgia-type Long COVID. TNX-102 SL has completed a Phase 2 proof-of-concept study. Long COVID is also known as PASC, (“post-acute sequelae of SARS-CoV-2 infection”) is a chronic post-acute COVID-19 condition. We initiated enrollment in the Phase 2 PREVAIL study, in August 2022, and topline results were reported in September 2023. The study did not meet the primary endpoint of change in mean pain from baseline but did show activity in improving fatigue, a hallmark symptom of Long COVID.

TNX-102 SL also is being developed also as a treatment for acute stress reaction (“ASR”) and to prevent acute stress disorder (“ASD”) and posttraumatic stress disorder (“PTSD”) under a physician-initiated Investigational New Drug Application (“IND”) in partnership with the University of North Carolina (“UNC”) Institute for Trauma Recovery. The Phase 2 OASIS study at UNC is supported by the U.S. Department of Defense (“DoD”). We expect enrollment in the OASIS study to begin in the second quarter of 2024. The UNC-led OASIS study will build upon the existing AURORA initiative, a major national research initiative to improve the understanding, prevention, and recovery of individuals who have experienced a traumatic event.

In addition, TNX-102 SL has active INDs for PTSD, agitation in Alzheimer’s disease (“AAD”), and alcohol use disorder (“AUD”). TNX-102 SL for AAD has been granted Fast Track designation by the FDA. We are currently not actively studying TNX-102 SL in PTSD, AAD or AUD.

Another CNS candidate in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous (i.v.) cocaine. In August of 2022, we received a Federal Grant from the U.S. National Institute on Drug Abuse (“NIDA”) a part of the U.S. National Institutes of Health (“NIH”) to advance the development of TNX-1300 as a treatment for cocaine intoxication. We expect to initiate enrollment in a potentially pivotal Phase 2 study of TNX-1300 in emergency rooms in the second quarter of 2024.

Our rare disease portfolio includes TNX-2900* (intranasal potentiated oxytocin) for Prader-Willi syndrome (“PWS”), a genetic disorder characterized by complex symptoms. The formulation technology for TNX-2900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animal studies to potentiate binding of oxytocin to the oxytocin receptor. The therapeutic technology was licensed from Inserm, the French National Institute of Health and Medical Research. TNX-2900 was granted Orphan-Drug Designation by the FDA in the second half of 2023 and the IND was cleared by the FDA in the fourth quarter of 2023 and received Rare Pediatric Disease Designation on March 21, 2024. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the PWS genes.

We are developing a different intranasal oxytocin product, TNX-1900* (intranasal potentiated oxytocin with magnesium) for several CNS disorders through investigator-initiated studies. TNX-1900 is in development through investigator-initiated studies for the treatment of binge eating disorder (“BED”), adolescent obesity, social anxiety disorder (“SAD”), and bone health in pediatric autism. We received IND clearance from the FDA in the fourth quarter of 2021 to study TNX-1900 in chronic migraine and we initiated the Phase 2 PREVENTION study for the prevention of migraine headaches in chronic migraineurs in the first quarter of 2023. Topline results from the study, reported in December 2023, showed that TNX-1900 did not meet the primary endpoint as measured by a reduction from 28-day run-in baseline in the mean number of migraine headache days during the last 28 days of the treatment phase. PREVENTION was a small proof-of-concept study with 88 patients enrolled across three arms (TNX-1900 30 IU QD, TNX-1900 30 IU BID, and placebo), and was not powered to result in a statistically significant outcome. In the trial, TNX-1900 was generally well-tolerated with no treatment-emergent serious or severe adverse events. We have discontinued development of TNX-1900 in chronic migraine.

Our lead candidate in the immunology pipeline is TNX-1500, an Fc-modified humanized mAb, directed against CD40-ligand (CD40L, also known as CD154). TNX-1500 was engineered to modulate binding to Fc receptors. TNX-1500 is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. The IND was cleared and a Phase 1 study of TNX-1500 in healthy volunteers was initiated in the second quarter of 2023 and completed the clinical phase in the first quarter of 2024. TNX-1500 is being studied in combination with other immunosuppressive agents in allogeneic and xenogeneic organ transplants in non-human primates at Massachusetts General Hospital, a teaching hospital of Harvard Medical School (“MGH”). In experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Results from experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. Some results from this collaboration were published in the peer-reviewed journal, American Journal of Transplantation in 2023.

TNX-1500 also is being studied in combination with other immunosuppressive agents in xenogeneic organ transplants in non-human primates at MGH. In some of these studies, genetically engineered (“GE”) pigs in baboon transplants were treated with cold perfused ischemia minimization and a novel costimulation-based immunosuppressive regimen including TNX-1500. The results of these preclinical studies were encouraging and demonstrated the potential of genetically engineered pig hearts in the context of a clinically applicable regimen. The multi-GE pigs were provided by eGenesis and Revivicor. Revivicor is a subsidiary of United Therapeutics. Some results from the collaboration with MGH and eGenesis were published in the peer-reviewed journal, Nature in 2023. In March of 2024, MGH announced the first GE pig kidney transplant into a living recipient supported in part by the pre-clinical work with TNX-1500. TNX-1500 therapy was not used in the human transplant recipient.

Our immunology pipeline also includes TNX-1700*, a recombinant Trefoil Factor Family 2 (“rTFF2”) fusion protein that was licensed from Columbia University in 2019. TNX-1700 consists of TFF2 fused to human serum albumin (HAS) and is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism, in combination with PD1 blockers, and is in the preclinical stage of development. We presented data that show a murine version of TNX-1700 consisting of a fusion protein with murine serum albumin was able to evoke anti-tumor immunity in the MC38 mouse model of colorectal cancer as monotherapy and that TNX-1700 augmented the efficacy of anti-PD1 therapy in both the MC38 model and the CT26.wt mouse models of colorectal cancer.

Our infectious disease portfolio includes vaccines based on our live virus vaccine or RPV platform. Live virus vaccines are believed to protect against poor clinical outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801, a live attenuated vaccine based on synthesized horsepox, is in the pre-IND stage of development to protect against smallpox and mpox. Mpox has become endemic in the U.S. since it spread in the U.S. and other countries outside of Africa, mostly in populations of men who have sex with men. Non-human primates vaccinated with TNX-801 were protected from mpox in studies reported in the first quarter of 2020. These data were published in the peer-reviewed journal Vaccines in 2023. In October 2023, at the World Vaccine Congress - Europe, we reported that the TNX-801 vaccine was shown to be greater than 10 to 1,000-fold more attenuated than older vaccinia-based smallpox vaccines in both human primary cell lines and immunocompromised mice. That work has been posted on BioRxiv, which is not peer-reviewed. TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector.

TNX-1800 is a live virus vaccine on the RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. In the third quarter of 2023, TNX-1800 was selected by the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH, to be included in their Project NextGen initiative, an initiative to advance a pipeline of new, innovative vaccines and therapeutics for COVID-19. The COVID-19 vaccines approved for use in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred, and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades, and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. These data were published in the peer-reviewed journal Vaccines in 2023. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

Tonix has three pre-clinical research and development programs developing broad spectrum antivirals. The DoD announced in December 2022 a plan to move beyond a ‘one bug, one drug’ approach and are seeking broad-spectrum drugs since it may be hard to predict which or how many viruses may be deployed on the battlefield. TNX-3900* are broad-spectrum small molecule oral antivirals which inhibit essential cathepsins required by viruses such as coronaviruses and filoviruses to infect cells. TNX-4200* are orally available CD45 antagonists in preclinical development. We believe that partial inhibition of CD45 will provide optimal antiviral protection while requiring lower plasma drug concentrations and a lower dose, and therefore will have a higher safety window. Tonix plans to leverage previous research on phosphatase inhibitors, specifically compounds that target CD45, to optimize lead compounds for therapeutic intervention of biothreat agents. TNX-4000* are viral glycan-targeted engineered biologics. These antivirals are currently in preclinical development.

Relating to our development programs, we own and operate the Research and Development Center (“RDC”) in Frederick, Maryland consisting of one building totaling approximately 48,000 square feet. The RDC conducts research on central nervous system, immunology, and infectious disease candidates. The RDC facility is mostly biosafety level 2 (BSL-2), with some components designated BSL-3. We also own and operate an Advanced Development Center (“ADC”) located in the New Bedford business park in Dartmouth, Massachusetts. This approximately 45,000 square foot BSL-2 facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines and biologics to support clinical trials. We have engaged CBRE, an international real estate brokerage firm, to find a strategic partner for, or buyer of, ADC.

*Tonix’s product development candidates are investigational new drugs or biologics and have not been approved for any indication.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

Our Strategy

Our strategy is to use our integrated development engine to advance innovative programs across multiple therapeutic areas through the drug development process, with the ultimate objectives of FDA approval and commercialization. The principal components of our strategy are to:

●

Pursue CNS, rare disease, immunology, and infectious disease indications with high unmet medical need and significant commercial potential. We are pursuing multiple indications that are underserved with limited, effective treatment options. One of our latest stage product candidates is Tonmya for the management of FM, a condition which affects between 6-12 million adults in the U.S. Fewer than half of those treated for FM receive relief from the three FDA-approved drugs.

We are also pursuing a treatment using TNX-102 SL for FM-type Long COVID, a condition for which there is no currently approved therapy. Our broader development strategy is to leverage the patented formulation and proven mechanism of action to explore the clinical potential of TNX-102 SL in multiple other, psychiatric, and addiction conditions, including ASR, ASD, AAD and AUD, all of which are underserved by currently approved medications or have no approved treatment. Within CNS, Tonix is also developing TNX-1300 to treat cocaine intoxication and TNX-1900 to treat binge eating disorder, adolescent obesity, social anxiety disorder and bone loss associated with autism. Cocaine intoxication is one of the leading causes of overdose deaths and for which there is no currently approved drug. With TNX-1500, we are pursuing a treatment to prevent organ transplant rejection as well as autoimmune conditions. TNX-1500 is a third generation humanized mAb targeting CD40L that has the potential to deliver efficacy without compromising safety, based on modulated binding to Fc receptors. At this time, no mAb against CD40L has been licensed anywhere in the world. Within infectious diseases, we are currently focusing on the development of TNX-801 to prevent smallpox and mpox, and TNX-1800 to protect against COVID-19. While there are FDA-approved vaccines to prevent smallpox and mpox, we believe TNX-801 has potential to provide durable protection. While there are FDA-approved COVID-19 vaccines which use mRNA technology, or other technologies, we believe that there are limitations to these vaccines relating to durability of protection and their relative inability to block forward transmission.

●	Maximize the commercial potential of our lead product candidates. We plan to commercialize each of our lead product candidates, including our latest stage candidate, TNX-102 SL, either on our own or through collaboration with partners. We believe the acquisition of our two FDA-approved, marketed products for the treatment of acute migraine (Zembrace SymTouch and Tosymra) positions Tonix to build out commercial capability to market the migraine products and to launch Tonmya for fibromyalgia. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we would seek to enter into collaborations with pharmaceutical or biotechnology companies for commercialization.

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the case of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. In the case of TNX-801 and TNX-1800, we own patent applications protecting their composition-of-matter and certain methods of use. We also own patents through in-licensing transactions for TNX-1300, TNX-1900, TNX-2900, and TNX-1700. We have filed patent applications for TNX-1500. We plan to opportunistically apply for new patents to protect our product candidates.

●

Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of TNX-102 SL for generalized anxiety disorder, depression, and fatigue related to disordered sleep. For TNX-1900, we own the rights to develop this for craniofacial pain, and insulin resistance. Finally, our live virus platform using our RPV technology may be developed as vaccines for future pandemics, infectious diseases generally and oncology, in addition to smallpox and mpox.

Disease and Market Overview

Our product candidates address disorders that are not well served by currently available therapies or have no approved treatment which represent large potential commercial market opportunities. Background information on the disorders and related commercial markets that may be addressed by our product candidates in or nearing the clinical stage of development is set forth below.

Central Nervous System

Fibromyalgia (FM)

FM is a chronic syndrome characterized by widespread pain accompanied by fatigue, non-restorative sleep, cognitive dysfunction or “brain fog” and mood issues. The peak incidence of FM occurs between 20-50 years of age, and the majority of diagnosed patients are female. FM may have a substantial negative impact on social and occupational function, including disrupted relationships with family and friends, social isolation, reduced activities of daily living and leisure activities, avoidance of physical activity, and loss of career or inability to advance in career or education. According to the American Chronic Pain Association, an estimated six to twelve million adults in the U.S. have FM.

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

Fibromyalgia-type Long COVID

Long COVID, or PASC, is a condition that some survivors of COVID-19 infection experience in varying degrees of severity. It is a chronic disabling condition that is expected to result in a significant global health and economic burden. We are focusing the development of TNX-102 SL specifically on fibromyalgia-type Long COVID, the symptoms of which include intense fatigue, sleep problems, multi-site pain, and cognitive issues (“brain fog”). The proposed indication is for the management of multi-site pain associated with PASC.

Post infection, many patients experience one or many of the symptoms of Long COVID: some patients have initial symptoms that become prolonged; others manifest entirely new syndromes that impact more than one system or organ. According to a 2021 publication in the Journal of American Medical Association, over 1 in 10 healthcare workers who had recovered from COVID-19 were still coping with at least one moderate to severe symptom eight months later. Research shows that Long COVID occurs in approximately 19% of recovered COVID-19 patients. There is currently no approved drug for the treatment of Long COVID.

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

Acute Stress Disorder (ASD)

ASD is a mental health condition that can occur within the first month of experiencing a traumatic event. The symptoms are similar to those of PTSD and can affect both civilian and military populations. According to the National Center for PTSD, in the U.S. about 60% of men and 50% of women experience at least one trauma in their lives. In the U.S. alone, one-third of emergency department visits (40-50 million patients per year) involve evaluation after trauma exposures, and in a 2014 study involving U.S. veterans, 87% reported exposure to at least one potentially traumatic event during their service. No medications are currently available at or near the point of care to treat patients suffering from acute traumatic events and to support long-term health.

Rare Disease

Prader-Willi Syndrome (PWS)

PWS is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. The hallmarks of PWS are lack of suckling in infants and, in children and adults, severe hyperphagia, an overriding physiological drive to eat, leading to severe obesity and other complications associated with significant morbidity and mortality. PWS is an orphan disease that occurs in approximately one in 15,000 births. There is currently no approved treatment for obesity and hyperphagia in adults and older children associated with PWS.

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

Infectious Diseases

Smallpox and Mpox

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Mpox is an acute contagious disease caused by the monkeypox virus or MPXV, which is also a member of the orthopoxvirus family. Mpox symptoms are similar to those of smallpox, although less severe. Mpox is emerging as an important zoonotic infection in humans in Central and West Africa. Until 2022, only a few cases of mpox had been reported outside of Africa in patients who had been infected while in Africa. Starting in May of 2022, mpox Clade 2 cases spread rapidly in the U.S. and other countries. More than 30,000 cases in the U.S. have been reported according to the U.S. Centers for Disease Control and Prevention. An outbreak of Clade 1 mpox in the Democratic Republic of the Congo is raising concerns by the U.S. Bipartisan Commission on Biodefense.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force continue to be vaccinated. Vaccines for smallpox and mpox are stockpiled by the U.S. government in the strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of VARV. The U.S. National Academy of Sciences has recently issued a consensus report raising concerns about the state of new mpox vaccines in development.

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

Tonix’s Marketed Migraine Products

Zembrace SymTouch and Tosymra – Acute Migraine in Adults

In June 2023, we acquired two FDA-approved, marketed products from Upsher-Smith : Zembrace SymTouch (sumatriptan injection) 3 mg and Tosymra (sumatriptan nasal spray) 10 mg. Zembrace SymTouch and Tosymra are both indicated for the treatment of acute migraine with or without aura in adults. These products collectively generated combined gross retail product sales of approximately $28.5 million for the twelve months ended December 31, 2023.

Zembrace SymTouch is the only actively promoted brand of sumatriptan autoinjector in the United States. It has a unique low dose and has demonstrated onset of migraine pain relief in as few as 10 minutes (17% of patients vs. 5% for placebo). Zembrace SymTouch also demonstrated migraine pain freedom for 46% of patients (vs 27% for placebo) at 2 hours in a single-attack, double-blind study (N=230). Zembrace SymTouch currently has patent protection to 2036. Tosymra employs Intravail® permeation enhancer technology and is pharmacokinetically equivalent to 4 mg subcutaneous sumatriptan. Tosymra delivers migraine pain relief in as little as 10 minutes with just one spray for some patients (13% vs. 5% for placebo). Tosymra® currently has patent protection to 2031.

Lead Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. We have worldwide commercialization rights to all of our product candidates listed below. The following table summarizes our later stage product candidates that are in or nearing the clinic:

Product Candidate	Indication	Stage of Development
Tonmya (TNX-102 SL)	Fibromyalgia	Two Positive Phase 3 studies completed, preparing NDA submission
TNX-102 SL	Fibromyalgia-type Long COVID	Phase 2 study completed
TNX-102 SL	Acute Stress Reaction	Phase 2 ready* – investigator-initiated IND
TNX-1300	Cocaine Intoxication	Mid-Phase 2, targeted 2Q 2024 start
TNX-2900	Prader-Willi Syndrome	Phase 2 ready, IND cleared
TNX-1900	Adolescent Obesity, Binge Eating Disorder, Bone Health in Pediatric Autism, Social Anxiety Disorder, *	Phase 2 completed for chronic migraine and currently enrolling for other indications*
TNX-1500	Kidney Transplant Rejection	Phase 1 study ongoing
TNX-801	Smallpox and Mpox vaccine	Preclinical, pre-IND
TNX-1800	COVID-19 vaccine	Preclinical, pre-IND

*Investigator Initiated Studies

TNX-102 SL

Overview

TNX-102 SL is a proprietary sublingual tablet formulation of CBP that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We have active IND’s for TNX-102 SL as a bedtime treatment for fibromyalgia, PTSD, fibromyalgia-type Long COVID, AAD and AUD. The University of North Carolina has an investigator-initiated IND for ASD that references our INDs. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates mucosal absorption of CBP.

The current TNX-102 SL sublingual tablets each contain 2.8 mg of CBP. TNX-102 SL 5.6 mg (two 2.8 mg tablets) at bedtime has completed two positive Phase 3 studies for the management of fibromyalgia. We selected this dose with the goal of providing a balance of efficacy, safety, and tolerability that would be acceptable as a first-line therapy and for long-term use, and in-patient populations characterized by burdensome symptoms and sensitivity to medications.

The active ingredient in TNX-102 SL is CBP, a multi-functional drug that blocks the serotonin-2A, alpha-1 adrenergic, muscarinic M1 and histaminergic H1 receptors.

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

We designed TNX-102 SL to be administered once-daily at bedtime and with the intention for long-term use. We believe the selected dose of TNX-102 SL and its unique pharmacokinetic profile will enable it to achieve a desirable balance of efficacy, safety, and tolerability. Our Phase 1 pharmacokinetic comparative trials showed that, on a dose-adjusted basis, TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral IR CBP tablets. It also showed that the sublingual route of administration, which largely bypasses the “first pass” hepatic metabolism that swallowed medications undergo, results in a higher plasma ratio of CBP to its main active metabolite, norcyclobenzaprine. In clinical studies, TNX-102 SL 2.8 mg and TNX-102 SL 5.6 mg were generally well-tolerated, with no drug-related serious and unexpected adverse reactions reported in these studies. Some subjects experienced transient numbness of the tongue after TNX-102 SL administration.

We have successfully completed the pivotal exposure bridging study with TNX-102 SL compared to Amrix.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) with Amrix as the reference listed drug (RLD). In general, the development timeline for a 505(b)(2) NDA is shorter and less expensive than an NDA developed under Section 505(b)(1), which is for new chemical entities, or NCEs, that have never been approved in the U.S. We believe that TNX-102 SL has the potential to provide clinical benefit to fibromyalgia, fibromyalgia-type Long COVID, and PTSD patients and possibly other CNS (central nervous system) indications that are underserved by currently marketed products or have no approved treatment.

We have also successfully completed a bridging pharmacokinetic study in ethnic Japanese and Chinese volunteers that shows similar characteristics to our historical data in Caucasian volunteers. We believe this will satisfy one of the criteria for approval in Japan and China and will allow us to reference the U.S. efficacy data to support marketing applications in those countries.

Tonmya (TNX-102 SL) – FM program

We are developing Tonmya as a bedtime treatment for FM under an active IND application. The potential approval of Tonmya for FM is expected to be under Section 505(b)(2) of the FDCA.

Clinical Development Plan

Completed Positive Phase 3 RESILIENT Study (F307)

The first patient was enrolled in the pivotal Phase 3 RESILIENT study in April 2022. The RESILIENT study was a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of Tonmya in FM. The two-arm trial enrolled 457 participants in the U.S. The first two weeks of treatment consist of a run-in period in which participants start on Tonmya 2.8 mg (1 tablet) or placebo. Thereafter, all participants increase their dose to Tonmya 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for the remaining 12 weeks. The RESILIENT study achieved statistical significance on the pre-specified primary efficacy endpoint: change from baseline in the weekly average of daily diary pain severity numerical rating scale (NRS) scores for Tonmya 5.6 mg (LS mean [SE]: -1.8 [0.12] units) versus placebo (-1.2 [0.12] units), analyzed by mixed model repeated measures with multiple imputation (LS mean [SE] difference: -0.7 [0.16] units, p=0.00005). In addition, all pre-specified sensitivity analyses of the primary endpoint were statistically significant (p≤0.001). We observed reduction in pain across all weeks of the 14-week study, with nominal p<0.01 for every week. The rapid onset of action with separation from placebo at Week 1 was sustained throughout all weeks of dosing. Tonmya was well tolerated and consistent with prior trials, with no new safety signals observed. Among participants randomized to the Tonmya and placebo arms, 81.0% and 79.2%, respectively, completed the 14-week dosing period. As expected based on prior Tonmya studies, administration site reactions were the most commonly reported adverse events and were higher in the Tonmya treatment group. Hypoaesthesia oral and paraesthesia oral, or tongue and mouth numbness or tingling, product taste abnormal (typically a bitter aftertaste upon dosing), and tongue discomfort were local effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in most occurrences. The only treatment-emergent adverse events that occurred at a rate of 3.0% or greater in either arm were these four oral adverse events, along with COVID-19, somnolence, and headache. Adverse events resulted in premature study discontinuation in 6.1% of those who received Tonmya compared with 3.5% of placebo recipients. There were a total of seven serious adverse events in five patients, five of which were experienced by three patients in the placebo arm, and two of which were in the Tonmya arm. Of the two in the Tonmya arm, one was renal cancer, deemed unrelated to study drug, and the other was acute pancreatitis with onset 14 days after dosing was completed, reported as possibly related to study drug, and was resolved before the final study visit.

Completed Phase 3 RALLY Study (F306)

The RALLY study was a double-blind, randomized, placebo-controlled adaptive design trial intended to evaluate the efficacy and safety of Tonmya in FM. The trial was designed to enroll approximately 670 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there was a run-in period in which patients started on Tonmya 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients had the dose increased to Tonmya 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint was daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation. We reported pre-planned interim analysis results from a Phase 3 study, RALLY (F306), in July 2021. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We reported topline data from the completed study in March of 2022. As expected based on interim analysis results, Tonmya did not achieve statistical significance over placebo on the primary endpoint of reduction in daily pain, and relative to the previous positive Phase 3 Study (RELIEF), RALLY had an unexpected increase in study participant adverse event-related discontinuations in both drug and placebo groups.

Completed Positive Phase 3 RELIEF Study (F304)

In the fourth quarter of 2020, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of Tonmya in 503 participants with FM, which we refer to as the RELIEF study. The primary objective of this study was to evaluate the potential clinical benefit of using Tonmya to treat FM at a dose of 5.6 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the RELIEF trial was the daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation. The RELIEF study achieved statistical significance on the primary efficacy endpoint: change from baseline in the weekly average of daily diary pain severity numerical rating scale (NRS) scores for Tonmya 5.6 mg (LS mean [SE]: -1.9 [0.12] units) versus placebo (-1.5 [0.12] units), analyzed by mixed model repeated measures with multiple imputation (LS mean [SE] difference: -0.4 [0.16] units, p=0.010).

The statistically significant improvement in pain is further substantiated when diary pain was analyzed by another standard statistical approach, a 30 percent responder analysis, with 46.8% on active and 34.9% on placebo having a 30 percent or greater reduction in pain (logistic regression; odds ratio [95% CI]: 1.67 [1.16, 2.40]; p=0.006). Consistent with the proposed mechanism that Tonmya acts in fibromyalgia through improving sleep quality, Tonmya showed nominal improvement of sleep by several measures. For daily diary sleep quality ratings, TNX-102 SL (-2.0 [0.12] units) compared to placebo (-1.5 [0.12] units) was nominally significant (LS mean difference: -0.6 [0.17] units; p<0.001). For the PROMIS Sleep Disturbance instrument, Tonmya was also nominally significant over placebo on T-scores (LS mean difference: -2.9 [0.82] units; p<0.001). The effect sizes on the diary sleep ratings and PROMIS Sleep Disturbance instrument were 0.31 and 0.32, respectively.

In the RELIEF study, Tonmya was similarly well tolerated as in the Phase 2 BESTFIT and Phase 3 AFFIRM studies, which both studied Tonmya at a lower dose of 2.8 mg daily. There were no new safety signals observed in the RELIEF study at the 5.6 mg daily dose. Among participants randomized to the Tonmya and placebo arms, 82.3% and 83.5%, respectively, completed the 14-week dosing period. As expected, based on prior studies, administration site reactions are the most commonly reported adverse events and were higher in the Tonmya treatment group, including rates of hypoaesthesia oral (17.3% vs. 0.8%), oral pain/discomfort (11.7% v. 2.0%), product taste abnormal (6.5% vs. 0.4%), and paraesthesia oral (5.6% v. 0.4%). Hypoaesthesia or paraesthesia oral and product taste abnormal were local administration site effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in almost all occurrences. The only systemic treatment-emergent adverse events that occurred at a rate of 5.0% or greater in either arm was somnolence/sedation at 5.6% in the Tonmya arm vs. 1.2% in placebo, which was consistent with known side effects of marketed oral cyclobenzaprine. Adverse events resulted in premature study discontinuation in 8.9% of those who received Tonmya compared with 3.9% of placebo recipients. There was a total of seven serious adverse events reported during the study, none of which were deemed related to investigational product; five in placebo arm, and two in Tonmya arm. Of the two in the Tonmya arm, one was a motor vehicle accident with multiple bone fractures, and the other was a case of pneumonia secondary to an infection.

Completed Phase 3 AFFIRM Study (F301)

In the third quarter of 2016, we announced the results of a randomized, double-blind, placebo-controlled, 12-week Phase 3 study of Tonmya 2.8 mg in 519 participants with FM, which we refer to as the AFFIRM study. The primary objective of this study was to evaluate the potential clinical benefit of using Tonmya to treat FM at a dose of 2.8 mg, administered sublingually once daily at bedtime for 12 weeks. The primary endpoint of the AFFIRM trial was the 30% pain responder analysis in which a responder is defined as a subject for whom pain intensity was reduced by at least 30% at Week 12 as compared to baseline. AFFIRM did not achieve statistical significance at the primary endpoint (p=0.095). Yet, statistical significance was achieved when pain was analyzed instead as a continuous variable, either by mixed model for repeated measure (“MMRM”0 (p<0.001) or by MMRM with multiple imputation for missing data (p=0.005), a generally accepted approach to pain data. Tonmya also showed statistically significant improvements in the declared secondary analyses of the Patient Global Impression of Change, or PGIC (p=0.038) and the Fibromyalgia Impact Questionnaire-Revised, or FIQ-R (p<0.001). The study also showed statistically significant improvement with Tonmya on measures of sleep quality, including the Patient-Reported Outcomes Measurement Information System, or PROMIS, Sleep Disturbance instrument (p<0.001).

Tonmya was well tolerated in the AFFIRM trial. Among patients randomized to the active and control arms, 78% and 86%, respectively, completed the 12-week dosing period. The most common adverse events were local in nature, with transient hypoaesthesia oral occurring in 40% of participants on Tonmya vs. 1% on placebo. These local adverse events did not appear to affect either rates of retention of study participants or their compliance with taking Tonmya. Systemic adverse events were similar between Tonmya and placebo. No serious adverse events were reported.

Other NDA Requirements

An Agreed Initial Pediatric Study Plan (“Agreed iPSP”) is required for the initial NDA submission. The Agreed iPSP was accepted by the FDA in September 2015. We submitted an amended iPSP in the third quarter of 2021 and received comments from the FDA in the fourth quarter of 2021. We submitted a second amended iPSP in first quarter 2024 and plan to come to an Agreed PSP by the time of NDA submission. An acceptable Pediatric Study Plan will be determined at the time of the NDA approval.

Based on our discussions with the FDA and the FDA official meeting minutes, we will not have to conduct special populations, such as geriatric and renal/hepatic impaired patients, drug-drug interaction or cardiovascular safety studies to support the Tonmya NDA filing since the pivotal systemic exposure bridging study using Amrix as the reference listed drug (RLD) has been successfully completed. Due to the well-established safety profile of CBP at much higher doses than we proposed for FM and the long-term safety data in PTSD, up to 15 months, on Tonmya 5.6 mg, the FDA has not requested a risk management plan or medication guide for this product.

Other NDA Requirements

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

We are planning to develop TNX-102 SL for the treatment of FM in Japan. Cyclobenzaprine, the active ingredient of TNX-102 SL, has not been approved in Japan, and is considered a new chemical entity NCE. In February 2022, we held an End of Phase 2 Consultation with the Pharmaceuticals and Medical Devices Agency, or PMDA, an independent administrative institution responsible for ensuring the safety, efficacy and quality of pharmaceuticals and medical devices in Japan, to discuss the Japan development plan. Agreement was reached on the design of a Phase 1 bridging study (TNX-CY-F108/F108) in ethnic Japanese healthy volunteers to enable clinical studies of TNX-102 SL in Japan. PMDA also provided guidance on the overall nonclinical package to support a Japan NDA filing for TNX-102 SL for the treatment of FM.

The F108 Phase 1 study was initiated in March 2022 and the clinical phase was completed in May 2022. Since the similarity in PK profile between people of Japanese and Chinese descent was confirmed, the PK data from the two ethnic groups were pooled as for Asian data (n=20) and compared retrospectively with the Caucasian study data from Study TNX-CY-F110 (n=16). The Asian/Caucasian geometric mean ratios of cyclobenzaprine Cmax, AUC0-T and AUC0-∞ were between 0.9 and 1.11 after both the 5.6 mg dose and the 2.8 mg dose. The 90% CI of Asian/Caucasian geometric mean ratios for Cmax, AUC0-T and AUC0-∞, were all within the formal narrow equivalence limit of 0.8 to 1.25 after both the 5.6mg dose and 2.8mg dose, respectively. These results support similarity in cyclobenzaprine PK between Asian (pooled Japanese and Chinese) and Caucasian samples.

We have initiated nonclinical safety, pharmacology and embryo-fetal development toxicology studies as part of the agreed IND-enabling nonclinical data package to support clinical studies of Tonmya in Japan.

TNX 102 SL – Fibromyalgia-type Long COVID Program

We are developing TNX-102 SL as a bedtime treatment for fibromyalgia-type Long COVID. The potential approval of TNX-102 SL for Long COVID is expected to be under Section 505(b)(2) of the FDCA.

Completed Phase 2 PREVAIL Study (TNX-CY-PA201)

We initiated a Phase 2 study of TNX-102 SL as a treatment for fibromyalgia-type Long COVID, in August 2022. The study is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of TNX-102 SL for fibromyalgia-type Long COVID. In the study, 63 subjects were enrolled and randomized 1:1 across approximately 30 U.S. sites to receive either TNX-102 SL or placebo daily at bedtime for 14 weeks. Subjects started with one TNX-102 SL 2.8 mg tablet or one placebo tablet for the first 2 weeks and then increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for the remaining 12 weeks of the treatment period. Given the lack of Long COVID treatments and the size of the current proof-of-concept study, an effect size (“ES”) ≥ 0.2 was the pre-specified threshold for declaring the primary endpoint positive. The study trended towards a benefit but did not achieve statistical significance on the primary efficacy endpoint of change from baseline in the diary numerical rating scale (NRS) weekly average of daily self-reported worst Long COVID pain intensity scores for TNX-102 SL at the Week 14 endpoint versus placebo ES = 0.08)

The change from baseline to the Week 14 endpoint for the daily sleep quality diary, PROMIS Sleep Disturbance, PROMIS Fatigue, PROMIS Cognitive function, the Insomnia Severity Index (ISI) and Sheehan Disability Scale showed numerical improvements in (MMRM, ES ≥ 0.2): sleep diary (MMRM, ES =0.23), PROMIS sleep Disturbance (MMRM, ES=0.32), PROMIS fatigue (MMRM, ES=0.50), PROMIS Cognitive Function – Abilities, (MMRM, ES=0.21), the ISI (ANCOVA, ES=0.24) and the Sheehan Disability Scale (ANCOVA, ES=0.26). Moreover, robust activity was observed in the PGIC responder (very much improved or much improved) rate for TNX-102 SL compared to placebo: week 6 (31.3% vs. 9.7%, difference=21.6%), week 10 (28.1% vs. 12.9%, difference=15.2%), week 14 (34.4% vs. 16.1%, difference=18.2%). TNX-102 SL was generally well tolerated with an adverse event (“AE”) profile comparable to prior studies with TNX-102 SL. AE-related discontinuations were similar in drug and placebo arms. No new safety signals were observed.

We intend to request an End-of-Phase 2 meeting with the FDA to discuss a potential Phase 3 program based on a proposed primary outcome measure using the PROMIS Fatigue scale. Fatigue is the symptom of Long COVID that principally overlaps with chronic fatigue syndrome/myalgic encephalomyelitis and fibromyalgia. In the NIH funded RECOVER study analysis, fatigue was the top featured symptom and is common in each of the four clusters.

TNX-102 SL – Acute Stress Disorder Program

TNX-102 SL is being developed as a bedtime treatment for ASR in collaboration with the University of North Carolina under an investigator-initiated IND.

Phase 2 OASIS Study

This investigator-initiated study will be conducted by the University of North Carolina Institute for Trauma Recovery. The University of North Carolina has been awarded a $3 million grant from the DoD to investigate the potential of Tonix’s TNX-102 SL to reduce the frequency and severity of adverse effects of acute trauma. The proposed Optimizing Acute Stress reaction Interventions with TNX-102 SL (OASIS) trial will examine the safety and efficacy of TNX-102 SL to reduce adverse posttraumatic neuropsychiatric sequelae among patients presenting to the emergency department after a motor vehicle collision. The trial will enroll approximately 180 individuals who acutely experienced trauma at study sites across the U.S. and participants will be randomized in the emergency department to receive a two-week course of either TNX-102 SL or placebo.

The OASIS trial will build upon a foundation of knowledge and infrastructure developed through the University of North Carolina-led, $40 million AURORA initiative. The AURORA study is a major national research initiative to improve the understanding, prevention, and recovery of individuals who have experienced a traumatic event. AURORA is supported by funding from the NIH, leading brain health nonprofit One Mind, private foundations, and partnerships with leading tech companies such as Mindstrong Health and Verily Life Sciences, the health care arm of Google’s parent company Alphabet.

Initiation of patient enrollment in the proposed investigator sponsored OASIS trial is anticipated in the second quarter of 2024. The FDA granted IND clearance in the first quarter of 2024.

Long-Term Safety Exposure Study for TNX-102 SL

In October 2019, we completed long-term safety exposure studies in participants with PTSD to evaluate the tolerability of TNX-102 SL 5.6 mg to support an NDA for the treatment of PTSD. The data provide us with exposure data of daily dosing of TNX-102 SL 5.6 mg for at least 12 months in more than 50 individuals, and daily dosing of TNX-102 SL 5.6 mg for at least 6 months in more than 100 individuals. The data was collected in OLE studies of the PTSD program.  Based on the FDA’s guidance, the long-term safety exposure studies in PTSD are also expected to support an NDA for the management of fibromyalgia.

Manufacturing

Tonmya drug product for Phase 3 and the associated registration batches for the NDA were manufactured at commercial cGMP facilities. We currently have 36-month stability data in the proposed packaging configurations ready for commercialization. The FDA has reviewed the proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans as part of the IND process. Tonix is ready to manufacture TNX-102 SL commercial product for the forecasted fibromyalgia market.

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

In August 2022, we announced that we received a Cooperative Agreement grant from NIDA, part of NIH, to support development of TNX-1300. A positive Phase 2a study of volunteer cocaine users in a controlled laboratory setting has been previously completed. TNX-1300 has been granted Breakthrough Therapy designation by the FDA.

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

We expect to initiate a Phase 2 clinical trial of TNX-1300 in the second quarter of 2024. The Phase 2 trial is a single-blind, open-label, placebo-controlled, randomized study comparing the safety of a single 200 mg dose of TNX-1300 to standard of care alone in approximately 60 emergency department patients presenting with cocaine intoxication.

TNX-2900 – Prader-Willi Syndrome (PWS)

TNX-2900 is based on our patented intranasal potentiated oxytocin formulation, or TNX-1900, but being developed for PWS. Tonix licensed technology using oxytocin-based therapeutics for the treatment of PWS and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (Inserm). The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm (the French National Institute of Health and Medical Research), Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. PWS is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in infants or the obesity and hyperphagia in older children associated with PWS. Since PWS is an orphan disease that occurs in approximately one in 15,000 births, TNX-2900 for PWS has been granted Orphan Drug Designation and Rare Pediatric Disease Designation by the FDA. Tonix completed a pre-IND meeting with the FDA in November 2022 to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the approval of TNX-2900, and Tonix has received IND clearance.

In 2022, Tonix entered into a research collaboration with Inserm involving in vitro and in vivo animal studies designed to validate and characterize the role of oxytocin in suckling and in the maturation of feeding behavior during infancy in order to support an intranasal therapeutic approach to restore a normal nutritive suckling. The studies will include mice that have been engineered to precisely recapitulate the genetic issue underlying PWS in humans.

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

TNX-1500 – Organ Transplant Rejection/Autoimmune Conditions

TNX-1500 is a humanized mAb directed against CD40-ligand, or CD40L (also known as CD154), engineered to modulate binding to Fc receptors, that is being developed to prevent and treat organ transplant rejection as well as to treat autoimmune conditions. TNX-1500 incorporates the antigen binding fragment (Fab) region of hu5c8, which has been extensively characterized including at the atomic level in complex with CD40-ligand. A Phase 1 study of TNX-1500 in healthy volunteers was initiated in the second quarter of 2023 and has completed the clinical phase. Topline results are expected in the third quarter of 2024.

In pre-clinical experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with immunosuppressive drugs in heart and kidney organ transplants in non-human primates. The data demonstrates that TNX-1500 showed activity in preventing organ rejection and was well tolerated in non-human primates. Blockade of CD40L with TNX-1500 monotherapy consistently and safely prevented pathologic alloimmunity in non-human primate models of cardiac and kidney allograft model without clinical thrombosis. Furthermore, pre-clinical research supports TNX-1500’s activity in preventing pig xenograft organ rejection.

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

In January 2021, the World Intellectual Property Organization published a patent application filed under the Patent Cooperation Treaty covering TNX-1500, a humanized mAb directed against CD40-ligand, which is also known as CD154. The patent application is titled “Anti-CD154 Antibodies and Uses Thereof” and published under International Publication No. WO 2021/001458 A1. The application entered national phase in December 2021. The patent applications include claims related to proprietary anti-human CD40-ligand mAbs that were engineered to have modified effector function, including TNX-1500, which have reduced potential for Fc binding to FcγRII. The patent applications also claim uses of TNX-1500 for preventing and treating conditions, such as organ transplant rejection and autoimmune disorders. If claims are granted, a patent issuing from a national stage of this application could potentially provide U.S. patent coverage for the TNX-1500 composition of matter through 2040 excluding possible patent term extensions or patent term adjustments. We also have filed a PCT patent application, PCT/US2022/011404, in January 2022, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies.” It claims methods of inducing immune tolerance in transplant recipients using anti-CD154 antibodies having modified effector functions. Tonix completed a pre-IND meeting with the FDA in October 2022 to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the licensure of TNX-1500. The IND was cleared and a Phase 1 study of TNX-1500 in healthy volunteers was initiated in the second quarter of 2023 and completed the clinical phase in the first quarter of 2024.

Remicade® and Simponi® are trademarks of Janssen; Humira® is a trademark of AbbVie Inc.; Cimzia® is a trademark of UCB S. A.; Enbrel®, Prolia® and Xgeva® are trademarks of Amgen Inc.

TNX-801 – Potential Smallpox and Mpox Vaccine

TNX-801 is a novel potential smallpox- and mpox-preventing vaccine based on a synthetic version of live horsepox virus, grown in cell culture. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique properties that we believe indicate potential safety advantages over existing live replicating vaccinia virus vaccines, which have been associated with adverse side effects such as myopericarditis in some individuals.  Emergent BioSolutions’ ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox. We believe replicating virus vaccines have potential efficacy advantages over non-replicating vaccines, relating to the stimulation of cell mediated immunity. Bavarian Nordic’s Jynneos® is the only non-replicating virus vaccine currently approved by the FDA to protect against smallpox and mpox. Jynneos® requires two-doses, with an efficacy of approximately 35% after one dose. During the most recent mpox outbreak in the United States, dropout between doses was 24%. We believe TNX-801 has the potential to have improved tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines. We also believe that TNX-801 would require only one dose.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force, continue to be vaccinated. The Bipartisan Commission on Biodefense (2024) noted that “Smallpox and other orthopoxviruses pose significant threats to the United States and the world due to their potential for weaponization, accidental release, and vulnerability of populations who stopped routinely vaccinating against smallpox in the 1970s” (Bipartisan Commission on Biodefense.

We are developing TNX-801 as a potential smallpox- and mpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, the virus that causes smallpox.

Mpox remains a growing epidemic threat in certain regions of Africa and beyond. Starting in May of 2022, cases of mpox have been reported outside of Africa in patients who had not been infected while in Africa. More than 93,000 cases have been reported as of Feb. 2024 with 32,000 reported in the U.S. according to the U.S. Centers for Disease Control and Prevention.

In January 2020 at the American Society of Microbiology Biothreats conference, we reported the results of experiments on TNX-801 that were performed in collaboration with Southern Research, that showed TNX-801 vaccinated macaques were protected against monkeypox challenge. The TNX-801 vaccinated macaques showed no overt clinical signs after monkeypox challenge. Furthermore, eight of eight animals vaccinated with two different doses of TNX-801 showed no lesions after monkeypox challenge. These results were published in the peer-reviewed journal Viruses in 2023. In October 2023, at the World Vaccine Congress - Europe, we reported that the TNX-801 vaccine was shown to be greater than 10-1,000 fold more attenuated than older vaccinia-based smallpox vaccines in both human primary cell lines and immunocompromised mice and that work has been posted on BioRxiv, which is not peer-reviewed.

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

In August 2023 we received pre-IND meeting written responses from the FDA. Tonix believes the FDA feedback provides a path to agreement on the design of a Phase 1/2 study and the overall clinical development plan. The Phase 1/2 clinical trial will assess the safety, tolerability, and immunogenicity of TNX-801, following the submission and clearance of an IND. We are actively working to develop a vaccine that meeting cGMP quality to support a clinical study.

TNX-1800 – Potential COVID-19 Vaccine

TNX-1800 is an attenuated, live virus vaccine based on our RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain. TNX-1800 is being further developed to rapidly address new variants as they emerge. The vaccine platform itself can carry a payload of genes. The vaccine protects against COVID-19 by eliciting a durable T cell, humoral and mucosal immune response. It is delivered in only one dose and is being configured for simplified delivery by using a microneedle patch to increase accessibility and acceptability. In November 2023, Tonix announced that the NIAID, a part of the NIH, will conduct a Phase 1 clinical trial with TNX-1800 as part of the Project NextGen Covid-19 Vaccine initiative. This NIAID/NIH program is funded to take selected NextGen vaccine candidates into Phase 1 and Phase 2 trials.

The COVID-19 vaccines that are approved for use in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred and in their limited ability to block the spread of infection (forward transmission). Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission (e.g. smallpox). The TNX-1800 vaccine development plan is wholly consistent with priority vaccine attributes advanced by the White House Office of Science and Technology Policy’s Pandemic Preparedness Plan (“AP3”) from September 2021, the National Biodefense Science Board report from August 2023, and the BARDA Strategic Plan 2022-2026. Tonix believes its RPV platform can address a wide variety of disease targets of public health interest.

The results of a non-human primate study data showing the protective effect of TNX-1800 vaccine was published in the peer-reviewed journal Vaccines in 2023 and show that TNX-1800 induces complete protection against SARS-CoV-2 infection as well as evidence that indicates an impact on spread of infection. These data also confirm that “take” is a biomarker of protection of upper and lower airways from SARS-CoV-2 challenge, and a biomarker of immunological response to TNX-1800’s cargo COVID-19 antigen, which is the CoV-2 spike protein. Tonix has also began undertaking studies to show attenuation of the RPV platform itself, in order to evaluate the potential use of the live vaccine platform in the immunocompromised host by the use of mouse model system. These data (detailed below) demonstrate that the RPV vaccine platform that is used for TNX-1800 is >10- to 1,000-fold more attenuated than older VACV-based smallpox vaccines in human primary cell lines and immunocompromised mice (Trefry, SV et al. Recombinant chimeric Horsepox Virus (TNX-801) is attenuated relative to Vaccinia Virus Strains in Human Primary Cell Lines and in Immunocompromised Mice.

We received pre-IND meeting written responses from the FDA in 2021 regarding our investigational plan to establish the safety and effectiveness evidence in support of the licensure of TNX-1800. We believe that the FDA feedback provides a clear pathway forward towards utilizing its underlying RPV platform for a COVID-19 vaccine.

We announced the issuance of U.S. Patent for TNX-801 smallpox and mpox vaccine and RPV platform technology. This patent is expected to provide Tonix with U.S. market exclusivity until 2037, excluding any possible patent term extensions or patent term adjustments, and also expect 12 years of non-patent-based exclusivity under PPACA.

Scientific Results

At the World Vaccine Congress in October 2023, Tonix presented its positive, published non-human primate data for the TNX-1800 (spike from Wuhan strain) from animal challenge studies using live SARS-CoV- 2. In this study TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen. Further, as an expected additional outcome, all 16 animals vaccinated with either dose of TNX-1800 or the control TNX-801 manifested a “take”, or cutaneous response, signaling that the horsepox vector elicits a strong T cell immune response. These results support the expectation that TNX-1800 at the low dose of 1 x 106 PFU is an appropriate dose for a one-dose vaccine in humans.  These data were published in the peer-reviewed journal Vaccines in 2023.

Additional studies have been undertaken to show attenuation of the RPV platform alone (TNX-801), in order to evaluate the potential use of this live vaccine in the immunocompromised host. These data demonstrate that the RPV platform used with TNX-1800 is >10- to 1,000-fold more attenuated than older VACV-based smallpox vaccines in human primary cell lines and immunocompromised mice.

TNX-1900 –Adolescent Obesity, Binge Eating Disorder and Social Anxiety

TNX-1900 (intranasal potentiated oxytocin) is a proprietary formulation of oxytocin primarily in development under investigator-initiated INDs for the treatment of adolescent obesity, binge eating disorder, bone health in pediatric autism, and social anxiety disorder. In 2020, TNX-1900 was acquired from Trigemina, Inc. and licensed from Stanford University. TNX-1900 is a drug-device combination product, based on an intranasal actuator device that delivers oxytocin into the nose.

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

We initiated a Phase 2 study of TNX-1900 for the prevention of migraine headaches in chronic migraineurs in the first quarter of 2023. Topline results from the study, reported in December 2023, showed that TNX-1900 did not meet the primary endpoint of reducing migraine days. We discontinued the program. TNX-1900 was generally well-tolerated with no treatment-emergent serious or severe adverse events.

There are three ongoing Phase 2 investigator-led studies enrolling at MGH: the POWER study for the treatment of adolescent obesity, the STROBE study for the treatment of BED, and the BOX study for the treatment of bone health in pediatric autism. In addition to the studies at MGH, Tonix is conducting an investigator-initiated study of TNX-1900 for the treatment of SAD at the University of Washington.

Tonix’s Facilities Overview

Relating to our COVID-19 and other infectious disease development programs, we seek to be a leader in the movement to re-build domestic U.S. research, development and manufacturing capabilities. Because this movement follows a protracted period when domestic research, development and manufacturing were moved out of the U.S., or “off-shore” by other companies to save on labor and other costs, the movement to reverse that trend has been described as “on-shoring” or “re-domestication”. The COVID-19 pandemic demonstrated that national borders may close during a health emergency. Therefore, domestic capabilities are essential for the health security of the U.S., which has also been described as pandemic preparedness and biodefense. As articulated in the American Pandemic Preparedness Plan, or AP3 released by the U.S. Office of Science and Technology Policy, this 100-day goal for vaccines is a key component of preparedness for future pandemics. Our goal is to establish the infrastructure necessary to support the pandemic preparedness goals established in the AP3, specifically with respect to our RPV vaccine platform and potentially to other vaccine and therapeutic platforms.

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

The ADC is an approximately 45,000 square foot BSL-2 facility which can employ up to 70 researchers, scientists, manufacturing, and technical support staff. We have engaged CBRE, an international real estate brokerage firm, to find a strategic partner for, or buyer of, ADC.

Marketing, Sales and Distribution

Marketing activity for Zembrace Symtouch and Tosymra in the United States will be conducted by our wholly-owned subsidiary, Tonix Medicines, Inc. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We employ standard pharmaceutical marketing practices to promote our products, encompassing advertisements, professional symposia, sales initiatives, and educational outreach aimed at physicians, nurses, social workers, counselors, and other stakeholders involved in treating acute migraine in adults. We have established contracts with third-party vendors to handle logistics, offer customer services, and manage other related aspects for our products. These services include managing product-specific websites, conducting insurance research, processing orders, and handling delivery and fulfillment services. Zembrace Symtouch and Tosymra are primarily sold to pharmaceutical wholesalers, pharmacies, and specialty distributors.

We intend to implement patient access programs and expand distribution channels in our marketing efforts for our migraine drugs.

Competition

Our sector faces intense competition and experiences rapid, substantial technological advancements both domestically and internationally. Our potential competitors encompass major pharmaceutical and biotechnology firms, specialty pharmaceutical and generic drug manufacturers, academic institutions, government agencies, and research organizations. We consider efficacy, safety, tolerability, reliability, pricing, and reimbursement levels as crucial competitive factors influencing the development and commercial success of our product candidates. Numerous potential competitors, including some of the organizations listed below, possess considerably larger financial, technical, and human resources, as well as extensive experience in discovering and developing product candidates, securing FDA and other regulatory approvals, and commercializing those products, far surpassing our own capabilities. Hence, our competitors might achieve greater success in securing FDA approval for drugs and gaining widespread market acceptance compared to us. The drugs offered by our competitors may prove to be more effective or better marketed and sold than any product we bring to market, potentially rendering our product candidates obsolete or non-competitive before we can recoup the expenses incurred in their development and commercialization. We expect to encounter heightened competition as the market sees the introduction of new drugs and the emergence of advanced technologies. Additionally, the evolution of novel treatment approaches for the conditions we are focusing on may potentially diminish the competitiveness or relevance of our drugs. Below, we provide an overview of the competitive landscape for the indications where Tonix has product candidates either in or nearing the clinical stages of development.

Migraine

Zembrace Symtouch and Tosymra are indicated for the treatment of acute migraine and compete with generic versions of sumatriptan. Zembrace is an autoinjector formulation of sumatriptan and competes with generic subcutaneous products. Tosymra is an intranasal formulation of sumatriptan and competes with generic intranasal products. Zembrace and Tosymra also compete with the new molecular entities including oral migraine therapies such as Nurtec® (Rimegepant) from Pfizer Inc. and Ubrelvy® (Ubrogepant) and QULIPTA® (atogepant) from AbbVie Inc. and intranasal migraine therapies such as Zavzpret™ (vazegepant) by Pfizer, Inc.

Fibromyalgia

Tonix is developing TNX-102 SL for the treatment of fibromyalgia. Products approved for the treatment of fibromyalgia include Lyrica® (pregabalin), developed by Pfizer, Inc., Cymbalta® (duloxetine), developed by Eli Lilly and Company, and Savella® (milnacipran) marketed by AbbVie. Pregabalin and duloxetine are available as generics, while Savella still enjoys exclusivity. Tonix is aware of several other companies developing treatments for fibromyalgia. Axsome Therapeutics expects to submit an NDA for AXS-14 (esreboxetine) for the management of fibromyalgia in the first half of 2024. UCB S.A. is developing Rystiggo® (rozanolixizumab), a monoclonal antibody targeting the neonatal Fc receptor (FcRn) blocker in a Phase 2 trial to treat adults with severe fibromyalgia syndrome. Scilex Pharmaceuticals, Inc. have a Phase 1, open label, randomized, single-dose, 3-period, 3-treatment crossover study to evaluate the pharmacokinetics of SP-104 under fasting and fed conditions and to compare to Naltrexone Hydrochloride Tablets USP in healthy adult subjects in New Zealand. Virios Therapeutics, Inc. is investigating IMC-1 for the treatment of fibromyalgia. In September 2023, Tryp Therapeutics, Inc. initiated a Phase IIa, open-label, pilot study to assess the safety and efficacy of Psilocybin (TRP-8802) administration in concert with psychotherapy among adult patients with fibromyalgia. In the first quarter of 2024, Silo Pharma announced preclinical data on SP-26, its novel time-released, dose-controlled formulation of ketamine initially targeted for fibromyalgia.

Long COVID (Post-Acute Sequelae of SARS-CoV-2 Infection or PASC)

There currently are no approved products for the treatment of long COVID/PASC. Tonix is aware of several companies developing therapeutics for long COVID including, but not limited to, Direct Biologics, LLC (DB-001 in Phase III), American CryoStem Corporation, Ampio Pharmaceuticals, Inc. (AMPE), Pieris Pharmaceuticals, Inc., Resolve Therapeutics, LLC, GeNeuro, Organicell Regenerative Medicine, Inc., Berlin Cures Holding AG (Phase II currently enrolling in Europe) and Statera BioPharma, Inc.

PaxMedica, Inc. is developing PAX-101 for the treatment of long COVID-19. Virios Therapeutics, Inc. announced that it is targeting the initiation of a phase II program for IMC-2 (combination of valacyclovir and celecoxib) as a treatment for the fatigue, orthostatic intolerance and other symptoms associated with Long COVID in second half of 2024.

Acute Stress Reaction/Acute Stress Disorder (ASR/ASD)

There are no approved drugs for treating ASR or for the prevention of ASD or PTSD.

Cocaine Intoxication

There are no approved antidotes for the treatment of cocaine intoxication. Patients generally receive supportive care. We are not aware of any drugs in development for the treatment of cocaine intoxication. We are aware of companies that are targeting cocaine use disorder and we monitor their progress.

Anti-CD40-ligand Monoclonal Antibodies

We are aware of several companies developing biologics that target the CD40L molecule and block its interaction with CD40 including Sanofi, UCB, Eledon Pharmaceuticals, and Amgen (which acquired Horizon Therapeutics plc). In February 2024, Sanofi published their Phase II clinical trial of frexalimab in people with relapsing multiple sclerosis in The New England Journal of Medicine. The phase II trial involving participants with multiple sclerosis, inhibition of CD40L with frexalimab had an effect that generally favored a greater reduction in the number of new gadolinium-enhancing T1-weighted lesions at week 12 as compared with placebo. In August 2023, H.Lundbeck A/S (in partnership with AprilBio) completed their phase I, 2-part, single ascending dose, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of Lu AG22515 (APB-A1) in healthy adult subjects. There are multiple companies in the process of developing antagonistic anti-CD40 mAbs, including Novartis, Boehringer Ingelheim GmbH, Kiniska Pharmaceuticals, Boston Immune Therapies, and NapaJen Pharma Inc.

Prader-Willi Syndrome (PWS)

Somatropin, which targets the Growth Hormone Receptor is approved in the U.S. and marketed by Pfizer Inc. and Novo Nordisk. Novartis AG markets Omnitrope® in Europe. There are no approved products for the treatment of hyperphagia or over-eating in PWS. Patients generally receive care to best manage individual symptom presentation. ACADIA Pharmaceuticals Inc. currently have ACP-101 (intranasal carbetocin) (acquired Levo Therapeutics in June 2022) in a Phase 3, randomized, double-blind, placebo-controlled, 8-week clinical study to assess the efficacy, safety, and tolerability, of ACP-101 in PWS with long term follow-up. Soleno is developing diazoxide chloride controlled release (DCCR) which had positive results in a randomized withdrawal study of PWS and based on which Soleno expects to file an NDA. Tonix is aware of several companies that are focused on developing a therapeutic for the treatment of PWS including, but not limited to, Aadvark Therapeutics, ConSynance Therapeutics, Lipidio Pharma, Helsinn, Inversago Pharma, Saniona, 9 Meters Biopharma, Neuren Pharmaceuticals, Neuracle Science, Harmony Biosciences Holding Inc., and Notitia Biotechnologies.

Carmot Therapeutics Inc. announced that they plan to release Phase I single ascending dose (SAD)/MAD data for CT-PYY in 2025 for the treatment of PWS. Harmony Biosciences Holdings, Inc. just received Orphan Drug Designation for their asset Wakix (pitolisant hydrochloride) for the treatment of PWS. Harmony Biosciences announced initial topline results from its Phase II proof-of-concept study in patients with PWS, which showed a signal on improvement in the primary outcome related to excessive daytime sleepiness in November 2022. Neuren Pharmaceuticals Limited initiated their Phase II in August 2023.

Gastric and Colorectal Cancer

The effectiveness of KEYTRUDA® has sparked a surge of activity in the field of oncology and immunotherapy, driving a multitude of research endeavors focused on enhancing cancer treatment results and prolonging patient survival. GRANITE for colorectal cancer is in Phase III for Gritstone bio, Inc. Last year, Amgen Inc. announced topline results for the global Phase III CodeBreaK 300 study evaluating LUMAKRAS combined with Vectibix vs current standard of care in chemorefractory metastatic KRAS G12C-mutated colorectal cancer. Again in 2023, Bexion Pharmaceuticals announced that the first adult patient has been dosed in the Phase Ib/II placebo controlled, double blinded study on the efficacy and safety of BXQ-350 in combination with mFOLFOX7 and Bevacizumab in newly diagnosed metastatic colorectal carcinoma. Several other companies developing biologics for the treatment of gastric and colorectal cancer include Medivir AB (Birinapant), PDS Biotechnology Corporation, GSK plc (Jemperli) in partnership with AnaptysBio, Inc.

COVID-19 Vaccine

Vaccines for COVID-19 granted full FDA regulatory approval include Comirnaty® (BNT162b2), marketed by Pfizer-BioNTech, Spikevax® (mRNA-1273), marketed by Moderna, Inc. and Covovax® (NVX-CoV2373) marketed by Novavax. Other vaccines have received emergency use authorization (“EUA”) in international markets. Other companies developing COVID-19 vaccines include Ocugen Inc., Invivyd, Inc. and Vaxxinity, Inc.. Ocugen’s OCU500 was selected by NIH/NIAID Project NextGen for clinical trials.

Smallpox and Mpox Vaccines and Antivirals

Vaccines approved for the prevention of smallpox include ACAM2000®, marketed by Emergent BioSolutions and JYNNEOS®, marketed by Bavarian Nordic. JYNNEOS® is also approved for the prevention of mpox. Approved antivirals for smallpox include TPOXX®, marketed by SIGA and TEMBEXA®, marketed by Chimerix. These antivirals are not FDA approved for the treatment of mpox. Tonix is aware of other companies developing treatments for smallpox and mpox including Moderna, EpiVax, Inc., Emergex Vaccines Holding Ltd., BioFactura, Blue Water Vaccines, NightHawk Biosciences, Ascletis Pharma, Inc., and Hyundai Bioscience Co., Ltd.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to Tonmya/TNX-102 SL, Zembrace, Tosymra, TNX-1300, TNX-1500, TNX-2900, TNX-1900, TNX-801, TNX-1800 and TNX-1700, and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to various compositions and methods of use related to our product candidates. As of March 8, 2024, the patents we are either the owner of record of or own the contractual right to include 42 issued U.S. patents and 337 issued non-U.S. patents. We are actively pursuing an additional 23 U.S. non-provisional patent applications, 4 international patent applications, and 237 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our most advanced product candidates as of March 8, 2024 are summarized below.

TNX-102 SL — Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patents and patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, for acute stress disorder, for pain, fatigue and sleep disturbances in fibromyalgia, for alcohol abuse, for disordered sleep, for sexual dysfunction, for depression in fibromyalgia, fatigue, e.g., CAP rates, post-acute sequelae of SARS-CoV-2 infection, and for agitation in neurodegenerative conditions, e.g., AAD.

Certain eutectic compositions were discovered by development partners and are termed the “Eutectic Technology.” The patent portfolio for CBP compositions (e.g., TNX-102 SL) relating to the Eutectic Technology includes patents and patent applications directed to eutectic compositions containing CBP, eutectic CBP formulations, methods for treating PTSD and other CNS conditions utilizing eutectic CBP compositions and formulations, and methods of manufacturing eutectic CBP compositions. The Eutectic Technology patent portfolio includes U.S. patents, such as U.S. Patent No. 9,636,408, U.S. Patent No. 9,956,188, U.S. Patent No. 10,117,936, U.S. Patent No. 10,357,465, U.S. Patent No. 10,864,175, U.S. Patent No. 11,026,898, and U.S. Patent No. 11,839,594. These U.S. patents and counterpart non-U.S. patents, and any U.S. and non-U.S. patents that issue in the future from this portfolio would expire in 2034 or 2035, excluding any patent term adjustments or extensions.

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

On September 13, 2017, European patent 2,501,234, entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine”, issued. This patent recites the use of CBP for the treatment of PTSD. On January 11, 2024, the European Patent Office Technical Board of Appeal reversed the October 2019 decision of the Opposition Division of the European Patent Office maintaining the patent in unamended form and held the patent to be invalid. No appeal may be taken from that decision.

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

On December 11, 2019, European patent 2968992, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. This patent recites pharmaceutical compositions comprising a eutectic of mannitol and Cyclobenzaprine HCl and methods of making the same. In response to an opposition filed in September 2020 by Hexal AG, the European Patent Office’s Opposition Division upheld the patent in unamended form in the January 2022 oral proceedings. Hexal AG did not appeal that decision.

On December 25, 2019, European patent 2,683,245, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine”, issued. The claims recite the use of CBP for the treatment of depression in a FM patient. This patent provides TNX-102 SL with European market exclusivity until March 2032 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for depression in a FM patient. In September 2020, Hexal AG filed an opposition against this patent. The European Patent Office’s Opposition Division upheld the patent claims in unamended form at the February 2022 oral proceedings. Hexal AG did not appeal that decision.

On December 15, 2020, U.S. Patent No. 10,864,175 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a eutectic comprising cyclobenzaprine hydrochloride and beta-mannitol.

On December 12, 2023, U.S. Patent No. 11,839,594 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a method of manufacturing a eutectic comprising cyclobenzaprine hydrochloride and beta-mannitol comprising mixing or milling.

On February 14, 2024, European Patent No. 3,650,081, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride”, issued. The claims recite a eutectic of mannitol and cyclobenzaprine hydrochloride and methods of manufacturing a eutectic.

On April 8, 2021, U.S. non-provisional Patent Application No. 17/226,058 and International Patent Application No. PCT/US2021/026492, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction” were filed. The PCT application is now nationalized in Australia, Canada, China, European Patent Office, Japan, and Hong Kong. On October 5, 2022, International Patent Application No. PCT/US2022/045791, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction” was filed. The claims of these applications are directed to methods using pharmaceutical compositions and combinations for treating sexual dysfunction with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

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

On December 11, 2018, International Patent Application No. PCT/IB2018/001509, entitled “Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions,” was filed. The PCT application is now nationalized in 16 countries. The claims are directed to methods for treating or preventing agitation, cognitive decline, psychosis, and associated symptoms thereof using pharmaceutical compositions and combinations with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

On November 28, 2023, U.S. Patent No. 11,826,321, entitled “Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions,” issued. The claims are directed to a method for treating or preventing one or more agitation associated symptoms comprising administering a eutectic of cyclobenzaprine HCl and mannitol.

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

On November 19, 2021, International Patent Application No. PCT/US2021/060011, entitled “Cyclobenzaprine Treatment for Alcohol Use Disorder,” was filed. The PCT application is now nationalized in 13 countries. The claims are directed to methods for treating alcohol use disorder and associated symptoms using pharmaceutical compositions with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

On December 7, 2021, International Patent Application No. PCT/US2021/062244, entitled, “Cyclobenzaprine Treatment for Fibromyalgia,” was filed. The PCT is now nationalized in 15 countries. The claims are directed to methods for treating fibromyalgia and its associated symptoms of pain, sleep disturbance and/or fatigue by transmucosally administering a eutectic of cyclobenzaprine hydrochloride and mannitol in dosage units with a basifying agent.

On June 21, 2023, U.S. non-provisional Patent Application No. 18/212,500 and International Patent Application No. PCT/US2023/025895, entitled “Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC),” were filed. The claims are directed to methods of treating PASC or one or more associated symptoms comprising administering cyclobenzaprine or a pharmaceutically acceptable salts of cyclobenzaprine.

TNX-1900 — Oxytocin-Based Treatments for Obesity, Eating Disorders, Pain, Insulin Resistance, and Diabetes

We have acquired the migraine and pain treatment technologies of Trigemina, Inc., and have assumed its license rights to related technologies from The Board of Trustees of the Leland Stanford Junior University. TNX-1900, an enhanced formulation of nasal oxytocin, has demonstrated activity in several non-clinical studies in pain, including migraine.

As part of our acquisition, we acquired International Patent Application No. PCT/US2016/012512, filed on January 7, 2016, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use” (nationalized in 13 countries). We also acquired U.S. Patent Nos. 9,629,894 and 11,389,473, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use”, which will expire in January 2036, excluding any patent term extensions. On October 4, 2023, European Patent No. 3242676, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use,” issued.

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

TNX-2900 — Oxytocin-Based Therapeutics Treatments for Prader-Willi Syndrome (PWS)

We have licensed technology using oxytocin-based therapeutics for the treatment of PWS and non-organic failure to thrive disease from the French National Institute of Health and Medical Research (INSERM). The co-exclusive license relates to TNX-2900, an intranasal potentiated oxytocin, for the treatment of Prader-Willi syndrome and other feeding disorders. Under the license, we have rights to European Patent No. EP2575853B1, entitled “Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient”; U.S. Patent No. 8,853,158, entitled “Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor”; and U.S. Patent No. 9,125,862, entitled “Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor.” The U.S. and non-U.S. patents expire in May 2031, excluding any patent term extensions.

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

TNX-1500 — anti-CD40L Therapeutics

We are developing TNX-1500, a humanized mAb that targets CD40L for the prevention and treatment of organ transplant rejection. In this regard, we filed International Application No. PCT/EP2020/068589, entitled “Anti-CD154 antibodies and uses thereof” on July 1, 2020 (nationalized in 15 countries). We also filed International Patent Application No. PCT/US2020/028002 on April 13, 2020, entitled “Inhibitors of CD40-CD154 Binding” (nationalized in U.S., Canada, China, European Patent Office and Japan). We also filed International Patent Application No. PCT/US2022/011404, entitled “Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies” on January 6, 2022 (nationalized in 14 countries).

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

TNX-1800 and TNX-1850 — Live Modified Horsepox Vaccine for Prevention of COVID-19

We are developing TNX-1800 and TNX-1850, live attenuated modified HPXVs, as a COVID-19 preventing vaccine against different strains of SARS-CoV-2. On February 26, 2021, we filed International Patent Application No. PCT/US2021/020119, entitled “Recombinant Poxvirus Based Vaccine Against SARS-CoV-2.” On the same date, we also filed applications in Argentina and Taiwan and we filed U.S. Application No. 17/187,678. The PCT application is not nationalized in 19 countries. These applications are directed to synthetic poxviruses comprising a SARS-CoV-2 virus protein, poxvirus delivery vectors for SARS-CoV-2 virus proteins and methods of using these modified poxviruses to protect individuals against COVID-19.

On March 1, 2023, we filed International Patent Application No. PCT/US2023/063503, entitled “Recombinant Poxvirus Based Vaccine Against the Omicron Strain of SARS-CoV-2 Virus and Variants Thereof.” This application is directed to synthetic poxviruses comprising a SARS-CoV-2 virus protein of an omicron strain, poxvirus delivery vectors for SARS-CoV-2 virus proteins of an omicron strain and methods of using these modified poxviruses to protect individuals against the SARS-CoV-2 virus of an omicron strain.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Pancreatic Cancers

We have licensed rights from The Trustees of Columbia University in the City of New York to develop a potential product, TNX-1700, for the treatment of gastric and pancreatic cancers. The licensed patents are directed to rTFF2 compositions and methods of treatment. The licensed patents U.S. Patent No. 10,124,037 and U.S. Patent No. 11,167,010. The licensed patents provide TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides.” The PCT application is now nationalized in 12 countries.

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

TNX-3900 — Antiviral Drugs

We have acquired the intellectual property rights of Healion Bio, Inc. to develop antiviral drugs. These rights include International Patent Application No. PCT/US2021/032461 (nationalized in 6 countries) and U.S. Patent Application No. 18/055,596, both entitled “Compositions and Methods for Increasing Efficacy of a Drug.”

Zembrace and Tosymra — Sumatriptan

We have acquired the intellectual property rights of Zembrace SymTouch and Tosymra and their uses in treating migraine from Upsher-Smith Laboratories, LLC. These rights include U.S. Patent No. 9,211, 282, U.S. Patent No. 9,610,280, U.S. Patent No. 9,974,770, U.S. Patent No. 10,603,305, U.S. Patent No. 11,337,962, U.S. Patent No. 10,537,554, and U.S. Patent No. 11,364, 224. These rights also include International Patent Application No. PCT/US2016/015961, entitled “Pharmaceutical Composition Comprising Sumatriptan for Treating Migraine,” (nationalized in 7 countries, excluding rights in Brazil and China) and International Patent Application No. PCT/IB2010/001708, entitled “Formulations Comprising Triptan Compounds,” (nationalized in 11 countries, excluding rights in Brazil, Russia, India, and China).

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

Issued Patents

Our current patents owned or licensed include:

Anti-Cocaine Therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,318,156	Anti-Cocaine Compositions and Treatment	U.S.A.	February 14, 2029
9,200,265	Anti-Cocaine Compositions and Treatment	U.S.A.	December 30, 2027
2007272955	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2014201653	Anti-Cocaine Compositions and Treatment	Australia	July 10, 2027
2657246	Anti-Cocaine Compositions and Treatment	Canada	July 10, 2027
612929	Anti-Cocaine Compositions and Treatment	New Zealand	July 10, 2027
2046368 (602007045044.6 in Germany; 502016000056543 in Italy)	Anti-Cocaine Compositions and Treatment	European Patent Office – Germany, Spain, France, United Kingdom, and Italy	July 10, 2027
2009/00197	Anti-Cocaine Compositions and Treatment	South Africa	July 10, 2027
305483	Anti-Cocaine Compositions and Treatment	Mexico	July 10, 2027
196411	Mutants of Cocaine Esterase (CocE) Polypeptide, Nucleic Acids Encoding Them, Pharmaceutical Compositions Comprising Them and Uses Thereof	Israel	July 10, 2027

Sublingual CBP/Amitriptyline

Patent No.	Title	Country / Region	Expiration Date
6259452	Compositions and Methods for Transmucosal Absorption	Japan	June 14, 2033
631144	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I590820	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2013274003	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
I642429	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
726488	Compositions and Methods for Transmucosal Absorption	New Zealand	June 14, 2033
I683660	Compositions and Methods for Transmucosal Absorption	Taiwan R.O.C.	June 14, 2033
2018241128	Compositions and Methods for Transmucosal Absorption	Australia	June 14, 2033
2876902	Compositions and Methods for Transmucosal Absorption	Canada	June 14, 2033
IDP000076019	Compositions and Methods for Transmucosal Absorption	Indonesia	June 14, 2033
382516	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033
2861223	Compositions and Methods for Transmucosal Absorption	European Patent Office – Italy, Albania, Austria, Belgium, Bulgaria, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, United Kingdom, San Marino, Serbia, Croatia, North Macedonia and Turkey	June 14, 2033
236268	Compositions for Transmucosal Delivery and Uses Thereof	Israel	June 14, 2033
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa	June 14, 2033
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil	June 14, 2033
1209361	Compositions and Methods for Transmucosal Absorption	Hong Kong	June 14, 2033
398632	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033
A059897	Compositions and Methods for Transmucosal Absorption	Venezuela	June 14, 2033
MY-194495-A	Compositions and Methods for Transmucosal Absorption	Malaysia	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2020203874	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada	March 6, 2032

2683245

(AL/P/2020/15 in Albania; MK/P/2020/68 in North Macedonia; 602012066717.6 in Germany; 3103147 in Greece; 502020000014740 in Italy; SM-T-202000083 in San Marino; 60240 in Serbia; 202000139T4 in Turkey)

	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031
10,722,478	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

CBP – Agitation in Neurodegenerative Condition

Patent No.	Title	Country / Region	Expiration Date
11,826,321	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.	December 11, 2038
275289	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Israel	December 11, 2038

CBP/Amitriptyline Eutectic Formulations

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,322,094	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,357,465	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
10,736,859	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,175	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,176	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
11,026,898	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
11,737,991	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
11,839,594	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034
6614724	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6717902	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034
ZL201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
ZL.201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia	March 14, 2034
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia	September 18, 2035
I661825	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
I740136	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034
IDP000063221	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia	September 18, 2035
IDP000076872	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034

2968992

(1211591 in Austria, CZ2014-762323 in Czechia, 602014058260.5 in Germany, E018723 in Estonia, P20200055 in Croatia, 201361792757 P in Ireland, 2020.67 in Monaco, P-2020/0094 in Serbia, 201431487 in Slovenia, 33269 in Slovakia, 2020000045 in San Marino, AL/P/2019/906 in Albania, MK/P/2020/67 in Republic of North Macedonia, 3102655 in Greece, 502020000007756 in Italy)

	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office - Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
3650081	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office - Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2035
277814	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2034
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
387402	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico	September 18, 2035
388137	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa	March 14, 2034
2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa	September 18, 2035
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil	March 14, 2034
2904812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada	March 14, 2034
HK1218727	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034
MY-186047-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia	September 18, 2035
398845	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India	September 18, 2035
441374	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India	March 14, 2034
MY-196014-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia	March 14, 2034
ZL201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
2020289838	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia	September 18, 2035
HK40047283	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong	September 18, 2035
ZL202011576351.9	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand	September 18, 2035
768064	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand	September 18, 2035

Analogs of CBP

Patent No.	Title	Country / Region	Expiration Date
11,517,557	Analogs of Cyclobenzaprine and Amitryptilene	U.S.A.	July 13, 2037

Oxytocin therapeutics

Patent No.	Title	Country / Region	Expiration Date
9,629,894	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11,389,473	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11201705591P	Magnesium-Containing Oxytocin Formulations and Methods of Use	Singapore	January 7, 2036
388286	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico	January 7, 2036
253347	Magnesium-Containing Oxytocin Formulations and Methods of Use	Israel	January 7, 2036
7030517	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	January 7, 2036
ZL201680013809.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	China	January 7, 2036
3242676	Magnesium-Containing Oxytocin Formulations and Methods of Use	Europe – (Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom)	January 7, 2036
2017/05176	Magnesium-Containing Oxytocin Formulations and Methods of Use	South Africa	January 7, 2036
1252942	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong	January 7, 2036
7093559	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	April 12, 2037
2017250505	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia	April 12, 2037
ZL201780036185.3	Magnesium-Containing Oxytocin Formulations and Methods of Use	China	April 12, 2037
40005263	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong	April 12, 2037
2575853	Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient	Europe – (Spain, France, and United Kingdom)	May 25, 2031
8,853,158	Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
9,125,862	Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
2571511	New Uses of Oxytocin-like Molecules and Related Methods	Europe – (Switzerland, Spain, France, United Kingdom, and Ireland)	May 17, 2031
9,101,569	Methods for the Treatment of Insulin Resistance	U.S.A.	June 22, 2031

Nociceptin/Orphanin FQ therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,551,949	Methods for treatment of pain	U.S.A.	August 11, 2031
9,238,053	Methods for treatment of pain	U.S.A.	October 12, 2030
2010281436	Methods for treatment of pain	Australia	July 27, 2030
ZL 201080042858.4	Methods for treatment of pain	China	July 27, 2030
2459183 (602010028120.5 in Germany)	Methods for treatment of pain	Europe – (Switzerland, Germany, Denmark, France, and United Kingdom)	July 27, 2030
1169804	Methods for treatment of pain	Hong Kong	July 27, 2030
329837	Methods for treatment of pain	Mexico	July 27, 2030
597763	Methods for treatment of pain	New Zealand	July 27, 2030
10201406930U	Methods for treatment of pain	Singapore	July 27, 2030
201200584	Methods for treatment of pain	South Africa	July 27, 2030
2,769,347	Methods for treatment of pain	Canada	July 27, 2030
413642	Methods for treatment of pain	India	July 27, 2030

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany and E911827 in Austria)	Method for Treating Neurodegenerative Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, and Portugal	April 30, 2029
3246031 (602009057284.9 in Germany)	Method for Treating Neurocognitive Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, and Portugal	April 30, 2029

Triple reuptake inhibitor therapeutics

Patent No.	Title	Country / Region	Expiration Date
7,915,433	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	March 10, 2028
8,017,791	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A.	April 14, 2024
8,519,159	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	December 7, 2025
8,841,464	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	April 15, 2025
8,937,189	Tri-substituted 2-benzhydryl 5-benzlamino-tetrahydro-pyran-4-OL and 6-benzhydryl-4-benzylamino-tetrahydro-pyran-3-OL analogues, and novel 3,6 disubstituted pyran derivatives	U.S.A	January 12, 2027
9,458,124	Substituted Pyran Derivatives	U.S.A	February 6, 2034

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033
11,167,010	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Synthetic Chimeric Poxviruses

Patent No.	Title	Country / Region	Expiration Date
11,345,896	Synthetic Chimeric Poxviruses	U.S.A	November 2, 2037
397516	Synthetic Chimeric Poxviruses	Mexico	November 2, 2037
2019/02868	Synthetic Chimeric Poxviruses	South Africa	November 2, 2037
MY-200354-A	Synthetic Chimeric Poxviruses	Malaysia	November 2, 2037

Triptan Compound – Formulations

Patent No.	Title	Country / Region	Expiration Date
9,211,282	Formulations Comprising Triptan Compounds	U.S.A	July 19, 2031
9,610,280	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
9,974,770	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
10,603,305	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
11,337,962	Formulations Comprising Triptan Compounds	U.S.A.	June 16, 2030
2010299607	Formulations Comprising Triptan Compounds	Australia	June 17, 2030
2775404	Formulations Comprising Triptan Compounds	Canada	June 17, 2030
2480197 (502016000000073 in Italy	Formulations Comprising Triptan Compounds	European Patent Office - Austria, Belgium, Czechia, Denmark, France, Germany, Italy, Spain, Switzerland, and United Kingdom	June 17, 2030
5845183	Formulations Comprising Triptan Compounds	Japan	June 17, 2030
101646079	Formulations Comprising Triptan Compounds	Republic of Korea	June 17, 2030
338110	Formulations Comprising Triptan Compounds	Mexico	June 17, 2030
599344	Formulations Comprising Triptan Compounds	New Zealand	June 17, 2030
2012/02168	Formulations Comprising Triptan Compounds	South Africa	June 17, 2030

Triptan Compound – Migraine

Patent No.	Title	Country / Region	Expiration Date
10,537,554	Pharmaceutical Composition for Treating Migraine	U.S.A	January 29, 2036
11,364,224	Pharmaceutical Composition for Treating Migraine	U.S.A	January 29, 2036
385725	Pharmaceutical Composition Comprising Sumatriptan for Treating Migraine	Mexico	February 1, 2036
2994748	Pharmaceutical Composition Comprising Sumatripan for Treating Migraine	Canada	February 1, 2036

Pending Patent Applications

Our current pending patent applications are as follows:

CD40 and anti-CD154 Therapeutics

Application No.	Title	Country / Region
17/623,710	Anti-CD154 antibodies and uses thereof	U.S.A.
2020300002	Anti-CD154 antibodies and uses thereof	Australia
BR112021026410-8	Anti-CD154 antibodies and uses thereof	Brazil
3145453	Anti-CD154 antibodies and uses thereof	Canada
202080059891.1	Anti-CD154 antibodies and uses thereof	China
20764933.6	Anti-CD154 antibodies and uses thereof (Allowed)	European Patent Office
202217004870	Anti-CD154 antibodies and uses thereof	India
P00202200763	Anti-CD154 antibodies and uses thereof	Indonesia
289354	Anti-CD154 antibodies and uses thereof	Israel
2021-578262	Anti-CD154 antibodies and uses thereof	Japan
PI 2021007835	Anti-CD154 antibodies and uses thereof	Malaysia
MX/a/2022/000133	Anti-CD154 antibodies and uses thereof	Mexico
784548	Anti-CD154 antibodies and uses thereof	New Zealand
11202114433Y	Anti-CD154 antibodies and uses thereof	Singapore
2022/01378	Anti-CD154 antibodies and uses thereof	South Africa
62022063693.5	Anti-CD154 antibodies and uses thereof	Hong Kong
62022062573.0	Anti-CD154 antibodies and uses thereof	Hong Kong
18/271,098	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	U.S.A.
2022205313	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Australia
BR112023013285-1	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Brazil
3207098	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Canada
202280019221.6	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	China
22701768.8	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	European Patent Office
P00202307159	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Indonesia
304253	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Israel
2023-541043	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Japan
PI 2023003993	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Malaysia
MX/a/2023/008055	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Mexico
801414	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	New Zealand
11202305000R	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Singapore
2023/06791	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	South Africa
3136725	Inhibitors of CD40-CD154 Binding	Canada
20787970.1	Inhibitors of CD40-CD154 Binding	European Patent Office
2021-560713	Inhibitors of CD40-CD154 Binding	Japan
17/603,260	Inhibitors of CD40-CD154 Binding	U.S.A.
202080033531.4	Inhibitors of CD40-CD154 Binding	China

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
18/385,468	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
BR122020020968-2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
3,119,755	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	Canada
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
42020003105.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride (Allowed)	Hong Kong
42020019748.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong
2023-188486	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan
2023-116057	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan

Application No.	Title	Country / Region
PI 20233000078	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W 10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore Singapore
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
20230100254	Compositions and Methods for Transmucosal Absorption	Argentina
3,118,913	Compositions and Methods for Transmucosal Absorption (Allowed)	Canada
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
2013/24661 2013/37088	Compositions and Methods for Transmucosal Absorption Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council Gulf Cooperation Council
2013/40660	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
42020020336.2	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2021 01421	Compositions and Methods for Transmucosal Absorption	Indonesia
2021-100154	Compositions and Methods for Transmucosal Absorption	Japan
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore

CBP – Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
18/382,262	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.
2018383098	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Australia
BR112020011345-0	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Brazil
3,083,341	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions (Allowed)	Canada
201880079917.1	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China
18847270.8	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	European Patent Office
P00202004178	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Indonesia
202017023747	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	India
2020-531611	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
MX/a/2020/006140	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions (Allowed)	Mexico
PI2020002800	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Malaysia
765792	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	New Zealand
520412146	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Saudi Arabia
2020/03243	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	South Africa
6202002246.2	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
62021029558.5	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
523442519	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Saudi Arabia
10202303446R	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Singapore
2023-186441	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan

CBP – Depression

Application No.	Title	Country / Region
13/412,571	Methods and Compositions for Treating Depression Using Cyclobenzaprine (Allowed)	U.S.A.

Analogs of CBP

Application No.	Title	Country / Region
18/075,386 CA3069699 201880050758.2 EP18831505.5	Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline	U.S.A. Canada China European Patent Office
2020-526592	Analogs of Cyclobenzaprine and Amitriptyline	Japan

CBP – ASD and PTSD

Application No.	Title	Country / Region
2019/38140	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Gulf Cooperation Council
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
17/269,106	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.
2019323764	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Australia
PI2021000802	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Malaysia
772889	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand
BR112021003107-3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Brazil
3109258	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Canada
201980062283.3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China
19802247.7	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	European Patent Office
62021045278.0	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
62022046260.5	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
202117011223	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	India
P00202101716	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Indonesia
280921	Cyclobenzaprine or Amitriptyline Containing Compositions for Use in Treating Stress Disorders	Israel
2021-509201	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
MX/a/2021/002012	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Mexico
11202101443W	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Singapore
2021/01121	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	South Africa

CBP – Fibromyalgia

Application No.	Title	Country / Region
18/265,525	Cyclobenzaprine Treatment for Fibromyalgia	U.S.A.
2021396509	Cyclobenzaprine Treatment for Fibromyalgia	Australia
3204202	Cyclobenzaprine Treatment for Fibromyalgia	Canada
202180089897.8	Cyclobenzaprine Treatment for Fibromyalgia	China
21844438.8	Cyclobenzaprine Treatment for Fibromyalgia	European Patent Office
202317044026	Cyclobenzaprine Treatment for Fibromyalgia	India
P00202306147	Cyclobenzaprine Treatment for Fibromyalgia	Indonesia
303497	Cyclobenzaprine Treatment for Fibromyalgia	Israel
2023-542924	Cyclobenzaprine Treatment for Fibromyalgia	Japan
PI 2023003286	Cyclobenzaprine Treatment for Fibromyalgia	Malaysia
MX/a/2023/006720	Cyclobenzaprine Treatment for Fibromyalgia	Mexico
800700	Cyclobenzaprine Treatment for Fibromyalgia	New Zealand
523441103	Cyclobenzaprine Treatment for Fibromyalgia	Saudi Arabia
11202304340U	Cyclobenzaprine Treatment for Fibromyalgia	Singapore
2023/06139	Cyclobenzaprine Treatment for Fibromyalgia	South Africa

CBP – Alcohol Use Disorder

Application No.	Title	Country / Region
18/037,815	Cyclobenzaprine Treatment for Alcohol Use Disorder	U.S.A.
2021382668	Cyclobenzaprine Treatment for Alcohol Use Disorder	Australia
112023009731-2	Cyclobenzaprine Treatment for Alcohol Use Disorder	Brazil
3202722	Cyclobenzaprine Treatment for Alcohol Use Disorder	Canada
202180088339.X	Cyclobenzaprine Treatment for Alcohol Use Disorder	China
21827298.7	Cyclobenzaprine Treatment for Alcohol Use Disorder	European Patent Office
202317038485	Cyclobenzaprine Treatment for Alcohol Use Disorder	India
303050	Cyclobenzaprine Treatment for Alcohol Use Disorder	Israel
2023-530204	Cyclobenzaprine Treatment for Alcohol Use Disorder	Japan
MX/a/2023/005899	Cyclobenzaprine Treatment for Alcohol Use Disorder	Mexico
800112	Cyclobenzaprine Treatment for Alcohol Use Disorder	New Zealand
11202303835Y	Cyclobenzaprine Treatment for Alcohol Use Disorder	Singapore
2023/05747	Cyclobenzaprine Treatment for Alcohol Use Disorder	South Africa

CBP – Sexual dysfunction

Application No.	Title	Country / Region
PCT/US2022/045791	Cyclobenzaprine Treatment for Sexual Dysfunction	PCT
17/226,058	Cyclobenzaprine Treatment for Sexual Dysfunction	U.S.A
2021253592	Cyclobenzaprine Treatment for Sexual Dysfunction	Australia
3179754	Cyclobenzaprine Treatment for Sexual Dysfunction	Canada
202180040673.8	Cyclobenzaprine Treatment for Sexual Dysfunction	China
21721779.3	Cyclobenzaprine Treatment for Sexual Dysfunction	European Patent Office
2022-562023	Cyclobenzaprine Treatment for Sexual Dysfunction	Japan
62023077251.4	Cyclobenzaprine Treatment for Sexual Dysfunction	Hong Kong
62023078964.1	Cyclobenzaprine Treatment for Sexual Dysfunction	Hong Kong

CBP – Post-Acute Sequelae of SARS-CoV-2 (PASC)

Application No.	Title	Country / Region
PCT/US2023/025895	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	PCT
18/212,500	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	U.S.A.

Oxytocin therapeutics

Application No.	Title	Country / Region
2020286221	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
BR1120170145456	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil
2972975	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
23201255.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
2021-179295	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	Japan
1020177021998	Magnesium-Containing Oxytocin Formulations and Methods of Use	Republic of Korea
734097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
771693	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
16/976,912	Labeled Oxytocin and Method of Manufacture and Use (Allowed)	U.S.A.
19710979.6	Labeled Oxytocin and Method of Manufacture and Use	European Patent Office
2020-545532	Labeled Oxytocin and Method of Manufacture and Use	Japan
16/093,104	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
3,020,179	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
2023100344997	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
17783080.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
2022-60727	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
MX/a/2018/012351	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico
747221	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
787097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
2023203831	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
42023079422.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
MX/a/2023/008840	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico

Nociceptin/Orphanin FQ therapeutics

Application No.	Title	Country / Region
BR122021007932-3	Methods for Treatment of Pain	Brazil

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
17/827,320	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
2017/41626	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses	Taiwan R.O.C.
2017353868	Synthetic Chimeric Poxviruses	Australia
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
BR122023000373-0	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
201780078546.0	Synthetic Chimeric Poxviruses (Allowed)	China
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	Israel Japan
2022-140113	Synthetic Chimeric Poxviruses	Japan
752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	New Zealand Singapore
2022/04981	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
62020003675.9	Synthetic Chimeric Poxviruses	Hong Kong
792678	Synthetic Chimeric Poxviruses	New Zealand

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
2019/37492	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
2019/41458	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
20190101165	Synthetic Chimeric Vaccinia Virus	Argentina
108115290	Synthetic Chimeric Vaccinia Virus	Taiwan R.O.C.
17/050,946	Synthetic Chimeric Vaccinia Virus	U.S.A.
2019262149	Synthetic Chimeric Vaccinia Virus	Australia
BR112020022181-3	Synthetic Chimeric Vaccinia Virus	Brazil
3099330	Synthetic Chimeric Vaccinia Virus	Canada
201980029677.9	Synthetic Chimeric Vaccinia Virus	China
19796145.1	Synthetic Chimeric Vaccinia Virus	European Patent Office
202017052398	Synthetic Chimeric Vaccinia Virus	India
P00202008694	Synthetic Chimeric Vaccinia Virus	Indonesia
278419	Synthetic Chimeric Vaccinia Virus	Israel
2020-560920	Synthetic Chimeric Vaccinia Virus	Japan
PI 2020005696	Synthetic Chimeric Vaccinia Virus	Malaysia
MX/a/2020/011586	Synthetic Chimeric Vaccinia Virus	Mexico
768999	Synthetic Chimeric Vaccinia Virus	New Zealand
11202010272P	Synthetic Chimeric Vaccinia Virus	Singapore
2020/06350	Synthetic Chimeric Vaccinia Virus	South Africa
62021036744.2	Synthetic Chimeric Vaccinia Virus	Hong Kong
62021038254.0	Synthetic Chimeric Vaccinia Virus	Hong Kong

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
17/187,678	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
110107179	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Taiwan
20210100512	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Argentina
1202200348	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Intellectual Property Organization
AP/P/2022/014318	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Regional Intellectual Property Organization
2021226592	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Australia
BR112022016992-2	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Brazil
3173996	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Canada
202180027983.6	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	China
202292431	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Eurasian Patent Office
21715007.7	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	European Patent Office
202217053476	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	India
P00202210244	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Indonesia
295925	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Israel
2022-551297	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Japan
PI 2022004613	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Malaysia
MX/a/2022/010588	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Mexico
791924	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	New Zealand
10-2022-7033014	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Republic of Korea
522440323	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Saudi Arabia
2022/09895	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	South Africa
523451920	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Saudi Arabia
62023075022.1	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Hong Kong
62023083678.0	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Hong Kong
PCT/US2023/063503	Recombinant Poxvirus Based Vaccine Against the Omicron Strain of SARS-CoV-2 Virus and Variants Thereof	PCT

TFF2 therapeutics

Application No.	Title	Country / Region
17/638,761	Modified TFF2 polypeptides	U.S.A.
2020338947	Modified TFF2 polypeptides	Australia
3152665	Modified TFF2 polypeptides	Canada
202080071768.1	Modified TFF2 polypeptides	China
20781063.1	Modified TFF2 polypeptides	European Patent Office
202217016249	Modified TFF2 polypeptides	India
290910	Modified TFF2 polypeptides	Israel
2022-513154	Modified TFF2 polypeptides	Japan
MX/a/2022/002337	Modified TFF2 polypeptides	Mexico
786004	Modified TFF2 polypeptides	New Zealand
2022/03355	Modified TFF2 polypeptides	South Africa
62023066535.3	Modified TFF2 polypeptides	Hong Kong
62023066928.0	Modified TFF2 polypeptides	Hong Kong

Antiviral Drugs – Cathepsin Inhibitors

Application No.	Title	Country / Region
18/055,596	Compositions and Methods for Increasing Efficacy of a Drug	U.S.A.
2021271806	Compositions and Methods for Increasing Efficacy of a Drug	Australia
21803283.7	Compositions and Methods for Increasing Efficacy of a Drug	European Patent Office
2022-569505	Compositions and Methods for Increasing Efficacy of a Drug	Japan
202217072271	Compositions and Methods for Increasing Efficacy of a Drug	India
202180060848.1	Compositions and Methods for Increasing Efficacy of a Drug	China
62023079383.3	Compositions and Methods for Increasing Efficacy of a Drug	Hong Kong
62023082611.2	Compositions and Methods for Increasing Efficacy of a Drug	Hong Kong

Triptan Compound – Formulations

Application No.	Title	Country / Region
17/750,354	Formulations Comprising Triptan Compounds	U.S.A.

Triptan Compound – Migraine

Application No.	Title	Country / Region
17/273,811	Methods of Treating Migraine	U.S.A.
17/833,105	Pharmaceutical Composition for Treating Migraine	U.S.A.

Trademarks and Service Marks

Tonix Pharmaceuticals, Inc.

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered mark: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 98/327953, filed December 22, 2023), MODALTIN (Serial No. 97/424052, filed May 23, 2022), RAPONTIS (Serial No. 97/424058, filed May 23, 2022), PROTECTIC (Serial No. 97/424071, filed May 23, 2022), TONIX PHARMACEUTICALS (Serial No. 88/896150, filed April 30, 2020), ANGSTRO-TECHNOLOGY (Serial No. 98/006538, filed May 22, 2023) and TONMYA (Serial No. 97/185424, filed December 22, 2021).

Tonix Medicines, Inc.

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: NOTIME4MIGRAINES (Reg. No. 5392512, issued January 30, 2018); SYMTOUCH (Reg. No. 5186988, issued April 18, 2017); TOSYMRA (Reg. No. 5981221, issued February 11, 2020); TOSYMRA & DROPLET Design (Reg. No. 6142333, issued August 11, 2020); ZEMBRACE (Reg. No. 5186989, issued April 18, 2017); ZEMBRACE SYMTOUCH (Reg. No.5478282, issued May 29, 2018); DROPLET Design (Reg. No. 6117797, issued August 4, 2020). We are the owner of the following International Registrations under the Madrid Protocol: TOSYMRA (Reg. No. 1501060, issued October 16, 2019 – Extensions of Protection to: Canada, European Union, Japan, Republic of Korea, United Kingdom); ZEMBRACE (Reg. No. 1683288, issued August 17, 2022 – Extensions of Protection to: Canada (still pending), China, European Union, Israel, Mexico, United Kingdom); DROPLET Design (Reg. No. 1545038, issued June 29, 2020 – Extensions of Protection to: Canada, European Union, Israel, Japan, Norway, Republic of Korea, Switzerland, Turkey, United Kingdom).

Research and Development

We have approximately 71 employees dedicated to research and development. Our research and development operations are located in Chatham, NJ, Dartmouth, MA, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies. We acquired the RDC in Frederick, Maryland consisting of two buildings totaling approximately 48,000 square feet. The acquisition closed in October 2021 and is operational.

Marketing

We have two employees supporting sales administration and marketing initiatives.    We also have three sales employees who are focused on customer service requests and top-tier headache specialists.   We utilize third party vendors to support trade, managed markets, marketing initiatives, and promotional compliance programs.

Manufacturing

We have contracted with third-party cGMP-compliant contract manufacturer organizations(“CMOs”), for the manufacture of TNX-102 SL drug substance and drug products for clinical and commercial supply. Our manufacturing operations are managed and controlled out of our Dublin, Ireland offices.

All of our small molecules drug candidates are synthesized using industry standard processes, and our drug products are formulated using commercially available pharmaceutical grade excipients.

We own a 45,000 square foot facility in Massachusetts, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines and biologics. As of October 1, 2022, the facility was ready for its intended use and is operational. This facility, in addition to contract CMOs, is currently used for the manufacture of nonclinical and clinical investigational products for our Immunology and Infectious Disease portfolio. The current focus of which is TNX-1500 for Organ Transplant Rejection/Autoimmune Disorders, TNX-01 a Smallpox and Monkeypox Preventing Vaccine and TNX-1800 a COVID vaccine selected by NIH/NIAID Project NextGen for Inclusion in Clinical Trials.

We own an approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2023, the facility was not ready for its intended use.

Our two marketed products, Zembrace and Tosymra, are manufactured at cGMP compliant, FDA audited, U.S. based CMOs with expertise in pre-filled syringe and inhalation expertise.

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

 Section 505(b) NDAs

There are two types of NDAs: the Section 505(b)(1) NDA, or full NDA, and the Section 505(b)(2) NDA. We intend to file Section 505(b)(2) NDAs for TNX-102 SL for FM, and FM-type Long COVID, and TNX-2900 for Prader Willi Syndrome and for certain other products, that might, if accepted by the FDA, save time and expense in the development and testing of our product candidates. We may need to file a Section 505(b)(1) NDA for certain other products in the future. A full NDA is submitted under Section 505(b)(1) of the FDCA, and must contain full reports of investigations conducted by the applicant to demonstrate the safety and effectiveness of the drug. A Section 505(b)(2) NDA may be submitted for a drug for which one or more of the investigations relied upon by the applicant was not conducted by or for the applicant and for which the applicant has no right of reference from the person by or for whom the investigations were conducted. A Section 505(b)(2) NDA may be submitted based in whole or in part on published literature or on the FDA’s finding of safety and efficacy of one or more previously approved drugs, which are known as reference drugs. Thus, the filing of a Section 505(b)(2) NDA may result in approval of a drug based on fewer clinical or nonclinical studies than would be required under a full NDA. The number and size of studies that need to be conducted by the sponsor depends on the amount and quality of data pertaining to the reference drug that are publicly available, and on the similarity of and differences between the applicant’s drug and the reference drug. In some cases, extensive, time-consuming, and costly clinical and nonclinical studies may still be required for approval of a Section 505(b)(2) NDA.

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. As such, we plan to submit an NDA under Section 505(b)(2) for TNX-102 SL for FM, FM-type Long COVID, and TNX-2900 for Prader Willi Syndrome. The FDA may not agree that these product candidates are approvable as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required, the time and financial resources required to obtain FDA approval could substantially and materially increase and be less likely to be approved. If the FDA requires a full NDA or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If reference listed products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated 505(b)(2) NDAs, and we may be required to follow the requirements of Section 505(b)(1).

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

Other types of exclusivities in the United States include orphan drug exclusivity and pediatric exclusivity. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Seven-year orphan drug exclusivity is available to a product that has orphan drug designation and that receives the first FDA approval for the indication for which the drug has such designation. Orphan drug exclusivity prevents approval of another application for the same drug for the same orphan indication, for a period of seven years, regardless of whether the application is a full NDA or a Section 505(b)(2) NDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Human Capital Resources

As of April 1, 2024, we had 103 full-time employees, of whom 16 hold M.D. or Ph.D. degrees. We have 71 employees dedicated to research and development. We have two employees supporting sales administration and marketing initiatives and three sales employees who are focused on customer service requests and top-tier headache specialists. None of our employees are represented by a collective bargaining agreement. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. Our research and development operations are located in Chatham, NJ, Dartmouth, MA, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees.

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

ITEM 1A. Risk Factors

Summary of Risk Factors

● ● ●

Our prospects are dependent on the continued successful commercialization of Tosymra and Zembrace.

Our prospects are dependent on the success of Tonmya.

We are exposed to cybersecurity and data privacy risks that, if realized, could expose us to legal liability, damage our reputation and harm our business.

●	We have a history of operating losses and may never achieve profitability.
●	We expect our operating results to fluctuate, which may make it difficult to predict our future performance.
●	Our product candidates are novel and still in development.
●	We do not expect revenues from product sales to offset our expenses in the foreseeable future, if at all.
●	We are largely dependent on the success of our product candidates and cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized.
●	Clinical studies required for our product candidates are expensive and time-consuming, and their outcome is uncertain.
●	We are subject to extensive and costly government regulation.
●	We have never submitted an NDA before, and may be unable to do so for our product candidates we are developing.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	We may be unable to meet our anticipated development and commercialization timelines for approval of any of our product candidates.
●	Any breakthrough, fast track or orphan drug designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor assure FDA approval of our product candidates.
●	Even if approved, our products may not be accepted by the market.

●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.
●	We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.
●	We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.
●	Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.
●	If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
●	We rely on third parties to manufacture the compounds used in our studies, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.
●	Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA with respect to our product candidates could delay or prevent the completion of clinical studies, the approval of any product candidates or the commercialization of our products.
●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	Our internal computer systems, or those of our CRO’s or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	Corporate and academic collaborators may take actions to delay, prevent, or undermine the success of our products.
●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.
●	Our product candidates may face competition sooner than expected.
●	If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.
●	Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	If we retain collaborative partners and our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.
●	We may be unsuccessful in obtaining a priority review voucher for material threat medical countermeasures.
●	Government entities may take actions that directly or indirectly have the effect of limiting opportunities for our vaccines for COVID-19.
●	If technology developed for the purposes of developing new medicines or vaccines can be applied to the creation or development of biological weapons, then our technology may be considered “dual use” technology and be subject to limitations on public disclosure or export.
●	We face risks in connection with existing and future collaborations with respect to the development, manufacture, and commercialization of our product candidates.
●	We face risks in connection with the testing, production and storage of our vaccine product candidates.
●	An active trading market for our common stock may not be sustained.
●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.
●	We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.
●	We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

●	If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.
●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.
●	Our bylaws designate the Eighth Judicial District Court of Clark County, Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

RISKS RELATED TO OUR BUSINESS

Our prospects are dependent on the continued successful commercialization of Zembrace and Tosymra. To the extent we cannot maintain or increase sales of Zembrace and Tosymra, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Zembrace and Tosymra are our only drugs that have been approved for sale. Continued successful commercialization of Zembrace and Tosymra is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of Zembrace and Tosymra. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop the team in order to continue to successfully grow the business. Even if we are successful in developing our commercial team, there are many factors that could negatively impact sales of Zembrace and Tosymra or cause the continued commercialization of Zembrace and Tosymra to be unsuccessful, including several factors that are outside our control. If the continued commercialization of Zembrace and Tosymra or future sales are less successful than expected or perceived as disappointing, our stock price could decline significantly, and the long-term success of the product and our company could be harmed.

Additionally, our strategy in the U.S. includes distributing Zembrace and Tosymra solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute Zembrace and Tosymra in the U.S., they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In the event we are unable to maintain, or expand, if needed, our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of third-party specialty distributors and specialty pharmacies, our ability to continue commercializing Zembrace and Tosymra would be limited, and Zembrace and Tosymra may not be profitable.

Our prospects are dependent on the success of Tonmya. To the extent regulatory approval of Tonmya is delayed or not granted or, if approved, Tonmya is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA. We have focused a significant portion of our activities and resources on the development of Tonmya, and we believe our prospects are also dependent on our ability to obtain regulatory approval for and successfully commercialize Tonmya in the U.S. The regulatory approval and successful commercialization of Tonmya is subject to many risks, including those discussed in other risk factors, and Tonmya may not receive approval from the FDA. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, or other activities, actions or decisions related to Tonmya do not meet our or others’ expectations, the market price of our common stock could decline significantly.

In December 2023, we announced positive results from our pivotal Phase 3 RESILIENT study. The study demonstrated a statistically significant improvement over placebo for both primary endpoints as well as key secondary endpoints.

The FDA retains complete discretion in deciding whether to approve the NDA for Tonmya and there are many components to an NDA filing beyond the efficacy and safety data provided to the FDA. No assurances can be given that the FDA will approve Tonmya for the treatment of FM, or that if approved, we will successfully commercialize Tonmya.

We have a history of operating losses and expect to incur losses for the foreseeable future. We may never achieve profitability.

We are focused on product development, and we started generating revenues from product sales in the third quarter of 2023. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

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

We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical and nonclinical testing, and clinical study activities increase, and if and when we acquire rights to additional product candidates. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have two products that have generated commercial revenue starting in the third quarter of 2023, but we do not expect revenues from the commercial sale of products to exceed expenses in the near future. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA; establishing manufacturing, sales, and marketing arrangements with third parties; successfully commercializing our products; establishing a favorable competitive position; and raising sufficient funds to finance our activities. Many of these factors will depend on circumstances beyond our control. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

We are a development-stage biopharmaceutical and our operations to date have been primarily limited to developing our technology and undertaking preclinical and nonclinical testing and clinical studies of our latest stage product candidate, TNX-102 SL for FM, Long COVID and potentially other CNS conditions. We have not yet obtained regulatory approvals for TNX-102 SL or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	delays in the commencement, enrollment and timing of clinical studies;

●	the success of our clinical studies through all phases of clinical development, including studies of our most advanced product candidate, TNX-102 SL for FM, FM-type Long COVID and potentially other CNS indications;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidate TNX-102 SL for FM and FM-type Long COVID, or any of our other product candidates in the United States and foreign jurisdictions;

●	potential nonclinical toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of REMS, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims;

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We are exposed to cybersecurity and data privacy risks that, if realized, could expose us to legal liability, damage our reputation and harm our business.

We face risks of cyber-attacks, computer hacks, theft, viruses, malicious software, phishing, employee error, denial-of-service attacks and other security breaches that could jeopardize the performance of our software and expose us to financial and reputational harm. Any of these occurrences could create liability for us, put our reputation in jeopardy and harm our business. Such harm could be in the form of theft of our or our customers’ confidential information, the inability to access our systems. In some cases, we rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure or a security incident affecting their own security systems and infrastructure. Our network of partners could also be a source of vulnerability to the extent their applications interface with ours, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. We have internal controls designed to prevent cyber-related frauds related to authorizing the transfer of funds, but such internal controls may not be adequate. With the increasing frequency of cyber-related frauds to obtain inappropriate payments and other threats related to cyber-attacks, we may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible claims, and we may still suffer losses that could have a material adverse effect on our reputation and business.

The increase in remote working arrangements by our employees, vendors, and other third parties also increase the risk of a data security compromise and the possible attack surfaces. Although we conduct training as part of our information security, cybersecurity, and data privacy efforts, that training cannot be completely effective in preventing those attacks from being successful. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

RISKS RELATED TO PRODUCT DEVELOPMENT, REGULATORY APPROVAL, MANUFACTURING AND COMMERCILAIZATION

Our product candidates are novel and still in development.

We are a biopharmaceutical company focused on commercializing, developing, discovering and licensing therapeutics to treat and prevent human disease and alleviate suffering. Our drug development methods may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our drug candidates may fail to be safe and effective in clinical studies, or we may have inadequate financial or other resources to pursue development efforts for our drug candidates. Our drug candidates will require significant additional development, clinical studies, regulatory clearances and additional investment by us or our collaborators before they can be commercialized.

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one product candidate, Tonmya, for the management of fibromyalgia and have completed two successful Phase 3 trials and for which we are preparing an NDA. We also have TNX-102 SL in Phase 2 development for the treatment of FM-type Long COVID, and we have two other products in Phase 2 development: TNX-1300 for the treatment of cocaine intoxication, and TNX-1900 for the treatment of binge eating disorder, adolescent obesity, social anxiety disorder and bone loss associated with autism. TNX-2900 is in development for Prader Willi Syndrome and has a cleared IND, orphan drug designation and Pediatric Rare Disease Designation. The success of our business currently depends on the successful development, approval and commercialization of our product candidates and TNX-102 SL. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

As we have two approved products on the market, we do not expect revenues from product sales to exceed expenses in the foreseeable future, if at all.

To date, we have two approved products on the market and have started generating product revenues in the second half of 2023. However, we have primarily funded our operations from sales of our securities. We expect to rely on investment capital for the foreseeable future.

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

Tonmya or TNX-102 SL for FM is our most advanced development product candidate which has completed two successful Phase 3 trials in FM and for which we are submitting the NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time-consuming.

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

Even if approved, our product candidates will be subject to extensive post-approval regulation.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2023 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the second quarter of 2024, but not beyond. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities and the buildout of our research and development and manufacturing facilities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the second quarter of 2024, but not beyond. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	increased sales of our two commercialized products;

●	successful commercialization of our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;

●	costs associated with protecting our intellectual property rights;

●	development of marketing and sales capabilities;

●	payments received under future collaborative agreements, if any; and

●	market acceptance of our products.

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

Except for the oppositions to European Patents 2501234, 2968992, and 2683245 (the Opposition Division in each of those oppositions maintained our claims in unamended form; Opponent has appealed that decision in the ’234 Opposition and we expect the opponents to appeal the decisions in the ’992 and ’245 oppositions), there are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation or administrative proceedings could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

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

We and our CROs are required to comply with the FDA’s cGCP for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these cGCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with cGCPs. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we advance our product candidates through preclinical and nonclinical testing and clinical studies, and develop new product candidates, buildout of our research and development and manufacturing facilities, and develop our commercialization organization, we will need to increase our product development, scientific, regulatory and compliance and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees with the expertise and experience we will require;

●	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

●	maintain a marketing, distribution and sales infrastructure in addition to a post-marketing surveillance program; and

●	continue to improve our operational, manufacturing, quality assurance, financial and management controls, reporting systems and procedures.

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

We rely on third parties to manufacture our marketed products and the compounds used in our studies, and we intend to rely on them in the future. If these third parties do not manufacture our products and product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our products and product candidates could be delayed, prevented or impaired.

We have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We rely on CMOs to manufacture all of our product candidates in clinical studies and our commercial products. Completion of our clinical studies and commercialization of our products requires the manufacture of a sufficient supply of our products. We have contracted with outside sources to manufacture our development compounds and commercial products. If, for any reason, we become unable to rely on our current manufacturing sources, either for clinical studies or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers. Although we are in discussions with other manufacturers we have identified as potential alternative CMOs of TNX-102 SL, we may not be successful in negotiating acceptable terms with any of them.

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize our products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical and nonclinical testing and clinical studies and final product. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in manufacturing operations (or failure to locate a suitable replacement for such suppliers) could materially adversely affect our business, prospects, or results of operations. We do not have any short-term or long-term manufacturing agreements with many of these manufacturers. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected, and our efforts to commercialize our marketed products will be materially impaired. This may result in delays in filing for and receiving FDA approval for one or more of our products and impair our revenues from sales. Any such delays could cause our prospects and financial condition to suffer significantly.

Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA with respect to our products and product candidates could delay or prevent the completion of clinical studies, the approval of any product candidates or the commercialization of our products.

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

We intend to seek data exclusivity or market exclusivity for our product candidates provided under the FDCA and similar laws in other countries. We believe that TNX-801 could qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the PPACA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for any of our product candidates that are biologics. There is also a risk that BPCIA could be repealed or amended to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Although there is no current discussion of repeal or modification of the BPCIA, the future remains uncertain. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Our strategy for our marketed products and our product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution.

We are in the process of establishing sales, marketing or distribution capabilities. In order to successfully generate and increase sales of our marketed products or any of our product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure, which we have commenced, requires substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts.

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

Our relationships with customers, physicians, and third-party payors is subject, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our products. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

Coverage and adequate reimbursement may not be available for our products, which could make it difficult for us to sell profitably.

Market acceptance and sales of any of our products depends in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available or continue to be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug we commercialize. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future drug products.

Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any of our commercialized products.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in the United States, the PPACA substantially changed the way healthcare is financed by both the government and private insurers~~,~~ and significantly affects the pharmaceutical industry. Many provisions of the ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS.

Additionally, the Inflation Reduction Act of 2022, which took effect in 2023, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs.

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

 Our business exposes us to the risk of product liability claims that are inherent in the sale and development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we may be subject to costly and damaging product liability claims brought against us by clinical study participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. While we currently carry clinical study insurance and product liability insurance, we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur. We expanded our insurance coverage to include the sale of our commercial products Tosymra and Zembrace Symtouch. We intend to further expand our insurance coverage to include the sale of Tonmya upon receiving FDA approval for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

Developing our TNX-1850 and TNX-801 vaccine candidates each require testing of challenges with mpox or SARS-CoV-2 viruses under controlled experimental conditions. The testing of TNX-1850 and TNX-801 may carry risk of infection and harm to individuals.

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

On October 17, 2023, we received a written notice from the Nasdaq staff indicating that, based upon the closing bid price of our common stock, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, we have a period of 180 calendar days, or until April 15, 2024, in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, our common stock will be subject to delisting. If we are unable to maintain compliance with the Minimum Bid Price or other listing requirements, we could lose eligibility for continued listing on the Nasdaq Capital Market or any comparable trading market. In such event:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2023.

ITEM 1C.   Cybersecurity Disclosures

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Director of Information Technology (“IT”), who has cross-functional expertise in IT, computer science, cyber security, and more than 20 years of experience. The IT Director leads a team of IT specialists with similar IT and cybersecurity backgrounds. Under the guidance of our IT Head, we develop, maintain, and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements. We also utilize a variety of cybersecurity software from reputable vendors in cybersecurity.

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is intended to address applicable NIST 800-171 & CMMC requirements for our business. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, backup testing, periodic threat testing, and documented standards, policies, and procedures. We deploy a wide range of security tools across the environment, and implement access control policies to further limit access to data within the systems.

We periodically engage third parties to conduct risk assessments, including penetration testing, tabletops and other system vulnerability analyses. As a result of these assessments and testing, we have not identified any material cybersecurity risks and are constantly hardening our environment. Additionally, our program includes annual cybersecurity training for all employees.

Cybersecurity Governance

Our Board of Directors (“Board”) is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Information Security Oversight Committee (“ISOC"). The Chief Financial Officer (“CFO”), who serves on ISOC, provides updates to the Audit Committee on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards on a quarterly basis. The CFO also notifies the Board and Audit Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

ITEM 2 – PROPERTIES

We maintain our principal office at 26 Main Street, Suite 101, Chatham, New Jersey 07928. Our telephone number at that office is (862) 799-8599 and our fax number is (212) 923-5700. On August 28, 2020, we entered into a lease, whereby we agreed to lease new office space, commencing September 2020 and expiring December 2025. In connection therewith, we maintain a letter of credit, which has a remaining balance of $142,407 as of December 31, 2023, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit.

 We own a research and development facility in Maryland used for process development activities. As of August, 1 2022, the asset was operational and the asset was ready for its intended use.

We own an approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2023, the facility was not ready for its intended use.

We own a 45,000 square foot facility in Massachusetts that houses our Advanced Development Center for accelerated development and manufacturing of vaccines. As of October 1, 2022, the facility was operational and ready for its intended use.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2024	$305
2025	299
2026	142
2027	139
2028 and beyond	107
992
Included interest	(90)
$902

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

Holders

On March 28, 2024, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $0.19 per share. On March 28, 2024, there were 228 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

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

We are a fully-integrated biopharmaceutical company focused on developing and commercializing therapeutics to treat and prevent human disease and alleviate suffering.

Our near-term priority is to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for TonmyaTM* (also known as TNX-102 SL, cyclobenzaprine HCl sublingual tablet) for the management of fibromyalgia (“FM”). FM is a chronic pain disorder characterized by chronic widespread pain, non-restorative sleep, fatigue and impaired cognition. Tonmya is a non-opioid analgesic designed for long-term bedtime use and has completed two positive Phase 3 studies. Tonix announced the positive results of the second Phase 3 study in December of 2023. Tonmya treatment resulted in highly statistically significant improvement in the primary endpoint of pain reduction (p=0.00005) and statistical significance in all six of the key secondary endpoints. Tonmya was well tolerated. Systemic adverse events were similar between Tonmya and placebo. No serious adverse events were reported. The FDA conditionally accepted Tonmya as the trade name for TNX-102 SL for the management of fibromyalgia in January 2024. We have scheduled a type B pre-NDA meeting with the FDA in the first half of 2024, plan to submit an NDA for the approval of Tonmya in the second half of 2024 and expect an FDA decision on the NDA in the second half of 2025. We are preparing for a commercial launch of Tonmya conditional on FDA approval.

Tonmya is a proprietary sublingual tablet formulation of cyclobenzaprine (“CBP”) designed for bedtime administration. In December 2020, we reported positive results from the Phase 3 RELIEF study of Tonmya 5.6 mg for the management of FM. In July 2021, we had disappointing results from a second Phase 3 study, RALLY. In December 2023, we reported positive results from the third Phase 3 RESILIENT study, which met its pre-specified endpoint by significantly reducing daily pain compared to placebo in patients with fibromyalgia.

In preparation for the launch of Tonmya, we have built a team of professionals to market and distribute our products. Our commercial portfolio consists of two FDA-approved prescription products for the treatment of migraine which were acquired from Upsher-Smith Laboratories (“Upsher Smith”) in June 2023: Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg. Zembrace SymTouch and Tosymra are both indicated for the treatment of acute migraine with or without aura in adults. Zembrace SymTouch is the only branded sumatriptan autoinjector professionally promoted in the United States and is designed for ease of use and favorable tolerability with a low 3 mg dose. Tosymra is a novel intranasal sumatriptan product formulated with a permeation enhancer that provides rapid and efficient absorption of sumatriptan. Tosymra was approved on the basis of bioequivalence to subcutaneous (s.c.) sumatriptan. Our commercial team is engaged in marketing and distributing our products, and also engaged in planning the launch of Tonmya.

In addition to Tonmya and our marketed products, we have a pipeline of products in development that include therapeutics and vaccines which are based on small molecules and biologics. Our pipeline has been generated from internal discovery, as well as licenses, acquisitions and collaborations with academic institutions and non-profit organizations.

Our portfolio is focused on central nervous system, or CNS, disorders, but also consists of rare disease, immunology, and infectious disease product candidates. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions. Our immunology portfolio includes TNX-1500*, a biologic to address organ transplant rejection and autoimmune diseases. Finally, our infectious disease portfolio includes a vaccine in development to prevent smallpox and mpox (formerly known as monkeypox), TNX-801*. TNX-801 also serves as the live virus vaccine platform or recombinant pox vaccine (“RPV”) platform for vaccines to protect against other infectious diseases, including TNX-1800* and TNX-1850* for COVID-19.

In addition to fibromyalgia, TNX-102 SL* is being developed as a potential treatment for a type of Long COVID, the symptoms of which overlap with fibromyalgia, that we term fibromyalgia-type Long COVID. TNX-102 SL has completed a Phase 2 proof-of-concept study. Long COVID also known as PASC, (post-acute sequelae of SARS-CoV-2 infection) is a chronic post-acute COVID-19 condition. We initiated enrollment in the Phase 2 PREVAIL study, in August 2022, and topline results were reported in September 2023. The study did not meet the primary endpoint of change in mean pain from baseline but did show activity in improving fatigue, a hallmark symptom of Long COVID.

TNX-102 SL also is being developed also as a treatment for acute stress reaction (“ASR”) and to prevent acute stress disorder (“ASD”) and posttraumatic stress disorder (“PTSD”) under an investigator-initiated Investigational New Drug Application (“IND”) in partnership with the University of North Carolina (“UNC”) Institute for Trauma Recovery. The Phase 2 OASIS study at UNC is supported by the U.S. Department of Defense (“DoD”). We expect enrollment in the OASIS study to begin in the second quarter of 2024. The UNC-led OASIS study will build upon the existing AURORA initiative, a major national research initiative to improve the understanding, prevention, and recovery of individuals who have experienced a traumatic event.

In addition, TNX-102 SL has active INDs for PTSD, agitation in Alzheimer’s disease (“AAD”), and alcohol use disorder (“AUD”). TNX-102 SL for AAD has been granted Fast Track designation by the FDA. We are not currently actively studying TNX-102 SL in PTSD, AAD or AUD.

Another CNS candidate in development is TNX-1300* (double-mutant cocaine esterase) which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous cocaine. In August of 2022, we received a Federal Grant from the National Institute on Drug Abuse (“NIDA”) to advance the development of TNX-1300 as a treatment for cocaine intoxication. We expect to initiate enrollment in a potentially pivotal Phase 2 study of TNX-1300 in emergency rooms in the second quarter of 2024.

Our rare disease portfolio includes TNX-2900* (intranasal potentiated oxytocin) for Prader-Willi syndrome (“PWS”), a genetic disorder characterized by complex symptoms. The formulation technology for TNX-2900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animal studies to potentiate binding of oxytocin to the oxytocin receptor. The therapeutic technology was licensed from Inserm, the French National Institute of Health and Medical Research. TNX-2900 was granted Orphan-Drug Designation by the FDA in the second half of 2023 and the IND was cleared by the FDA in the fourth quarter of 2023 and Rare Pediatric Disease Designation was granted in March 2024. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the PWS genes.

We are developing a different intranasal oxytocin product, TNX-1900* (intranasal potentiated oxytocin with magnesium) for several CNS disorders through investigator-initiated studies. TNX-1900 is in development through investigator-initiated studies for the treatment of BED, adolescent obesity, social anxiety disorder (“SAD”), and bone health in pediatric autism. We received IND clearance from the FDA in the fourth quarter of 2021 to study TNX-1900 in chronic migraine and we initiated the Phase 2 PREVENTION study for the prevention of migraine headaches in chronic migraineurs in the first quarter of 2023. Topline results from the study, reported in December 2023, showed that TNX-1900 did not meet the primary endpoint as measured by a reduction from 28-day run-in baseline in the mean number of migraine headache days during the last 28 days of the treatment phase. PREVENTION was a small proof-of-concept study with 88 patients enrolled across three arms (TNX-1900 30 IU QD, TNX-1900 30 IU BID, and placebo), and was not powered to result in a statistically significant outcome. In the trial, TNX-1900 was generally well-tolerated with no treatment-emergent serious or severe adverse events. We have discontinued development of TNX-1900 in chronic migraine.

Our lead candidate in the immunology pipeline is TNX-1500, an Fc-modified humanized mAb, directed against CD40-ligand (CD40L, also known as CD154). TNX-1500 was engineered to modulate binding to Fc receptors. TNX-1500 is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. The IND was cleared and a Phase 1 study of TNX-1500 in healthy volunteers was initiated in the second quarter of 2023 and completed the clinical phase in the first quarter of 2024. TNX-1500 is being studied in combination with other immunosuppressive agents in allogeneic and xenogeneic organ transplants in non-human primates at Massachusetts General Hospital, a teaching hospital of Harvard Medical School (“MGH”). In experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Results from experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. Some results from this collaboration were published in the peer-reviewed journal, American Journal of Transplantation in 2023.

TNX-1500 also is being studied in combination with other immunosuppressive agents in xenogeneic organ transplants in non-human primates at MGH. In some of these studies, genetically engineered (GE) pigs in baboon transplants were treated with cold perfused ischemia minimization and a novel costimulation-based immunosuppressive regimen including TNX-1500. The results of these preclinical studies were encouraging and demonstrated the potential of genetically engineered pig hearts in the context of a clinically applicable regimen. The multi-GE pigs were provided by eGenesis and Revivicor. Revivicor is a subsidiary of United Therapeutics. Some results from the collaboration with MGH and eGenesis were published in the peer-reviewed journal, Nature in 2023. In March of 2024, MGH announced the first GE pig kidney transplant into a living recipient supported in part by the pre-clinical work with TNX-1500. TNX-1500 therapy was not used in the human transplant recipient.

Our immunology pipeline also includes TNX-1700*, a recombinant Trefoil Factor Family 2 (“rTFF2”) fusion protein that was licensed from Columbia University in 2019. TNX-1700 consists of TFF2 fused to human serum albumin (HAS) and is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism, in combination with PD1 blockers, and is in the preclinical stage of development. We presented data that show a murine version of TNX-1700 consisting of a fusion protein with murine serum albumin was able to evoke anti-tumor immunity in the MC38 mouse model of colorectal cancer as monotherapy and that TNX-1700 augmented the efficacy of anti-PD1 therapy in both the MC38 model and the CT26.wt mouse models of colorectal cancer.

Our infectious disease portfolio includes vaccines based on our live virus vaccine or RPV platform. Live virus vaccines are believed to protect against poor clinical outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses. TNX-801, a live attenuated vaccine based on synthesized horsepox, is in the pre-IND stage of development to protect against smallpox and mpox. Mpox has become endemic in the U.S. since it spread in the U.S. and other countries outside of Africa, mostly in populations of men who have sex with men. Non-human primates vaccinated with TNX-801 were protected from mpox in studies reported in the first quarter of 2020. These data were published in the peer-reviewed journal Vaccines in 2023. In October 2023, at the World Vaccine Congress - Europe, we reported that the TNX-801 vaccine was shown to be greater than 10 to 1,000 fold more attenuated than older vaccinia-based smallpox vaccines in both human primary cell lines and immunocompromised mice. That work has been posted on BioRxiv, which is not peer-reviewed. TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector.

TNX-1800 is a live virus vaccine on the RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. In the third quarter of 2023, TNX-1800 was selected by the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, to be included in their Project NextGen initiative, an initiative to advance a pipeline of new, innovative vaccines and therapeutics for COVID-19. The COVID-19 vaccines approved for use in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades, and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. These data were published in the peer-reviewed journal Vaccines in 2023. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

Tonix has three pre-clinical research and development programs developing broad spectrum antivirals. The DoD announced in December 2022 a plan to move beyond a ‘one bug, one drug’ approach and are seeking broad-spectrum drugs since it may be hard to predict which or how many viruses may be deployed on the battlefield. TNX-3900* are broad-spectrum small molecule oral antivirals which inhibit essential cathepsins required by viruses such as coronaviruses and filoviruses to infect cells. TNX-4200* are orally available CD45 antagonists in preclinical development. We believe that partial inhibition of CD45 will provide optimal antiviral protection while requiring lower plasma drug concentrations and a lower dose, and therefore will have a higher safety window. Tonix plans to leverage previous research on phosphatase inhibitors, specifically compounds that target CD45, to optimize lead compounds for therapeutic intervention of biothreat agents. TNX-4000* are viral glycan-targeted engineered biologics. These antivirals are currently in preclinical development.

Relating to our development programs, we own and operate the Research and Development Center (“RDC”) in Frederick, Maryland consisting of one building totaling approximately 48,000 square feet. The RDC conducts research on CNS, immunology, and infectious disease candidates. The RDC facility is mostly biosafety level 2 (BSL-2), with some components designated BSL-3. We also own and operate an Advanced Development Center (ADC) located in the New Bedford business park in Dartmouth, Massachusetts. This approximately 45,000 square foot BSL-2 facility is intended to accelerate development and clinical scale manufacturing of live-virus vaccines and biologics to support clinical trials. We have engaged CBRE, an international real estate brokerage firm, to find a strategic partner for, or buyer of, ADC.

*Tonix’s product development candidates are investigational new drugs or biologics and have not been approved for any indication.

We are led by a management team with significant industry experience in drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

 Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the sale of our commercialized assets, progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make. Since the acquisition of Zembrace and Tosymra on June 30, 2023, we are now reporting product revenue and related costs.

Fiscal year Ended December 31, 2023 Compared to Fiscal year Ended December 31, 2022

The following table sets forth our operating expenses for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
REVENUE
Product revenue, net	$7,768	$—

COSTS AND EXPENSES:
Cost of sales	$4,741	$—
Research and development	86,655	81,876
General and administrative	34,752	30,215
Total operating expenses	126,148	112,091
Operating loss	(118,380)	(112,091)
Other income, net	1,722	1,873
Net loss	$(116,658)	$(110,218)

Revenues. The Company recognized revenue beginning in the year ended December 31, 2023, as a result of the acquisition of two marketed products. See discussion at Note 12 to our financial statements appearing in this Annual Report on Form 10-K. Revenue recognized for the year ended December 31, 2023 was $7.8 million.

The Company’s net product revenues are summarized below:

	Year Ended December 31,
	2023	2022
Zembrace Symtouch	$6,304	$—
Tosymra	1,464	$—
Total product revenues	$7,768	$—

Cost of Sales. The Company recognized cost of sales beginning in the year ended December 31, 2023 as a result of the acquisition of Zembrace and Tosymra from Upsher Smith. See discussion at Note 12 to our financial statements appearing in this Annual Report on Form 10-K. Cost of sales recognized for the year ended December 31, 2023, was $4.7 million.

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2023, were $86.7 million, an increase of $4.8 million, or 6%, from $81.9 million for the fiscal year ended December 31, 2022. This increase is predominately due to increased employee-related expenses of $4.3 million, predominately related to new hires at the RDC and ADC, lab supplies of $1.6 million, and office-related expenses of $3.5 million related to our new facilities offset by a decrease in regulatory expenses of $1.0 million and a decrease in non-clinical expenses of $4.7 million. In August 2022, we received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the year ended December 31, 2023, we recorded $2.9 million in funding as a reduction of related research and development expenses.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2023, and 2022.

	December 31, (in thousands)
	2023	2022	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$12,250	$13,530	$(1,280)
Direct expenses – TNX - 1800	1,608	3,819	(2,211)
Direct expenses – TNX - 601 ER	8,531	1,308	7,223
Direct expenses – TNX - 801	2,931	2,111	820
Direct expenses – TNX - 1500	7,044	11,510	(4,466)
Direct expenses – TNX - 1900	5,254	4,155	1,099
Direct expenses – Other programs	6,826	13,741	(6,915)
Internal staffing, overhead and other	42,211	31,702	10,509
Total research & development	$86,655	$81,876	$4,779

Our direct research and development expenses consist principally of external costs for clinical, nonclinical, and manufacturing, such as fees paid to contractors, consultants and CROs in connection with our development work. Included in “Internal Staffing, Overhead and Other” is overhead, supplies, research and development employee costs (including stock option expenses), travel, regulatory and legal.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2023, were $34.8 million, an increase of $4.6 million, or 15%, from $30.2 million incurred in the fiscal year ended December 31, 2022. The increase is primarily due to an increase in sales and marketing of $1.8 million, and transition services agreement fees payable to Upsher Smith of $1.5 million, and office-related expenses of $1.0 million.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2023, was $116.7 million, compared to a net loss of $110.2 million for the year ended December 31, 2022.

License Agreements

On February 13, 2023, we exercised an option to obtain an exclusive license from Columbia University (“Columbia”) for the development of a portfolio of fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between us and Columbia. As of December 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On December 12, 2022, we entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The license agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

On May 18, 2022, we entered into an exclusive license agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the license agreement, we paid a low-five digit license fee to University of Alberta. The license agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On June 23, 2023, we entered into an asset purchase agreement with Upsher Smith for the acquisition of certain assets related to Zembrace SymTouch (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra (sumatriptan nasal spray) 10 mg (“Tosymra”) products (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments (such transaction, the “USL Acquisition”). The transaction closed on June 30, 2023.

Additionally, in connection with the acquisition from Upsher Smith, we and Upsher Smith entered into a transition services agreement pursuant to which Upsher Smith agreed to provide certain transition services to us for base fees equal to $100,000 per month for the first six months, and $150,000 per month for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month. We have signed an amendment to the transitional services agreement with Upsher Smith so that Upsher Smith will continue to provide administrative services.

As the assets acquired from Upsher Smith met the definition of a business under the current accounting guidance, the total purchase price was allocated to the acquired inventory and other tangible assets, and the developed technology intangible assets related to Zembrace and Tosymra based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair value of the acquired assets was recorded as goodwill.

We have assumed certain obligations of Upsher Smith, including the payment of quarterly earn-out payments on annual net sales from the Business in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Earn-out payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory. For Zembrace, earn-out payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such earn-out payments are payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable earn-out rates will be reduced by 90% percent for Zembrace, and by 66.7% percent for Tosymra.

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

 On February 2, 2023, we entered into an asset purchase agreement (the “Healion Purchase Agreement”) with Healion Bio Inc., pursuant to which we acquired all the pre-clinical infectious disease assets of Healion for $1.2 million. Because the Healion intellectual property was acquired prior to FDA approval, the $1.2 million cash consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Liquidity and Capital Resources

As of December 31, 2023, we had working capital of $28.9 million, comprised primarily of cash and cash equivalents of $24.9 million inventory of $13.6 million, and prepaid expenses and other of $9.2 million, offset by $3.8 million of accounts payable, $12.5 million of accrued expenses and other current liabilities, $2.4 million of term loan payable, short term and $0.3 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, and the acquisition of Zembrace and Tosymra.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2023, and 2022, respectively (in thousands):

	December 31,
	2023	2022
Net cash used in operating activities	$(102,003)	$(98,053)
Net cash used in investing activities	(29,070)	(48,147)
Net cash provided by financing activities	36,517	87,844

For the years ended December 31, 2023, and 2022, we used approximately $102.0 million and $98.1 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general and administrative activities.

Cash used by investing activities for the year ended December 31, 2023, was approximately $29.1 million related to the purchase of Zembrace and Tosymra assets and property and equipment. Cash used in investing activities for the year ended December 31, 2022, was $48.1 million, related to the purchase of property and equipment. A significant portion of capital expenditure in 2022 is related to the build-out of the RDC and ADC.

For the year ended December 31, 2023, net proceeds from financing activities were $36.5 million, primarily related to the sale of common stock and warrants; and debt raised which was offset by repurchase of common stock. For the year ended December 31, 2022, net proceeds from financing activities were $87.8 million, predominately from the sale of our common stock.

We believe that our cash resources at December 31, 2023 and the proceeds that we raised from equity offerings in the first quarter of 2024, will meet our operating and capital expenditure requirements into the second quarter of 2024, but not beyond.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of filing of this Form 10-K. We must obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected and we may be forced to cease operations.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and the build out of our research and development operations and manufacturing. We will not have enough resources to meet our operating requirements for the one-year period from filing date of this report.

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

Share Repurchase Program

Since January 1, 2023, the Company has repurchased 2,512,044 of its shares of common stock outstanding under a $12.5 million share purchase program at prices ranging from $2.75 to $8.61 per share for a gross aggregate cost of approximately $12.5 million. In addition, we incurred expenses of $0.3 million.

In January 2023, the Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to an additional $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. Since January 1, 2023, the Company has repurchased 160,000 of its shares of common stock outstanding under the new share repurchase program at $7.12 per share for a gross aggregate cost of $1.1 million.

Debt Financing

On December 8, 2023, we executed a Loan and Guaranty Agreement (the “Loan Agreement”) to issue a 36-month term loan (the “Term Loan”) in the principal amount of $11.0 million with a maturity date of December 8, 2026 (the “Maturity Date”). The Term Loan was funded with an original issue discount of 9% of the principal amount of the Term Loan, or $1.0 million, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

Borrowings under the Term Loan bear interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest is payable monthly in arrears commencing in December 2023. In connection with the Term Loan, we deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The deposit is reflected as prepaid and other current assets on the consolidated balance sheet.

Commencing on March 8, 2024 and continuing monthly through the Maturity Date, the outstanding principal will be due and payable in monthly installments of $0.2 million, with the final remaining balance of unpaid principal and interest due and payable on the Maturity Date. In addition, we must pay a monthly collateral monitoring charge equal to 0.23% of the outstanding principal amount of the term loan as of the date of payment. We incurred $1.1 million in issuance costs, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

The Loan Agreement provides for voluntary prepayments of the Term Loan, in whole or in part, subject to a prepayment premium. The Loan Agreement contains customary affirmative and negative covenants by us, which among other things, will require us to provide certain financial reports to the lenders, to maintain a deposit account to fund interest payments, and limit the ability of us to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, sell assets, engage in certain transactions, and effect a consolidation or merger. Our obligations under the Loan Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant default, insolvency, material judgements, inaccuracy of representations and warranties, invalidity of guarantees. The Term Loan is secured by first priority security interests in our R&D Center in Frederick, Maryland, the Advanced Development Center in North Dartmouth, Massachusetts, and substantially all of the relevant deposit accounts.

As of December 31, 2023, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate.

April 2024 Financing

On March 28, 2024, we sold 10,766,666 shares of common stock, pre-funded warrants to purchase up to 3,900,000 shares of common stock, and accompanying Series E warrants to purchase up to 14,666,666 shares of common stock with an exercise price of $0.33 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $0.30, accompanying warrants was $0.33, and the offering price per share of pre-funded warrants was $0.2999.

We incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, we entered into warrant amendments with certain holders of its Common Warrants. The exercise price of each Existing Warrant will be amended to $0.33 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635, or as otherwise provided in the Amendment if stockholder approval is not obtained by October 1, 2024. Upon stockholder approval, the termination date for Common Warrants to purchase up to an aggregate of 6,950,000 shares will be amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series C Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holder of the Company’s public announcement of the FDA’s acknowledgement and acceptance of our NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be April 1, 2029. The other terms of the Existing Warrants will remain unchanged. If stockholder approval is not obtained on or by October 1, 2024, then the Company has agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price.

December 2023 Financing

On December 20, 2023, we issued (i) 25,343,242 shares of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 28,710,812 shares of common stock and (iii) Series C warrants to purchase up to 81,081,081 shares of common stock (the “Series C Warrants”), and (iv) Series D warrants to purchase up to 81,081,081 shares of common stock (the “Series D Warrants” and, together with the Series C Warrants, the “Common Warrants”) in a registered direct offering. The securities were sold in fixed combinations as units. The offering price per share of common stock and accompanying Common Warrants was $0.555, and the offering price per Pre-Funded Warrant and accompanying Common Warrants was $0.5549. The offering closed on December 22, 2023, generating gross proceeds of approximately $30.0 million, before deducting offering expenses of $2.3 million payable by us.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable subject to certain ownership limitations, and can be exercised at any time until exercised in full. The Series C Warrants have an exercise price of $0.555 per share, and are exercisable on the later of approval by the Company’s stockholders of (i) a proposal to approve the filing of an amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of common stock from 160,000,000 to 1,000,000,000 and (ii) a proposal to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 (the later of such events, the “Approval Date”) and will expire on the later of (a) 10 trading days following the Approval Date and (b) the earlier of (x) the two year anniversary of the Approval Date and (y) 10 trading days following the public announcement of the FDA’s acknowledgement and acceptance of the NDA relating to TNX-102 SL in patients with fibromyalgia. The Series D Warrants have an exercise price of $0.85 per share and are exercisable beginning on the Approval Date through the five-year anniversary of the Approval Date.

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

We incurred other offering expenses of approximately $0.5 million, including a placement agent discount. We received net proceeds of approximately $4.0 million, after deducting the underwriting discount and other offering expenses.

July 2023 Financing

On July 27, 2023, we sold securities consisting of 2,530,000 shares of common stock; pre-funded warrants to purchase up to 4,470,000 shares of common stock and common warrants to purchase up to 7,000,000 shares of common stock in a public offering that closed on August 1, 2023. The offering price per share of common stock and accompanying common warrant was $1.00, and the offering price per pre-funded warrant and accompanying common warrant was $0.9999.

We incurred offering expenses of approximately $0.7 million, including placement agent fees of approximately $0.5 million. We received net proceeds of approximately $6.3 million, after deducting the underwriting discount and other offering expenses.

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

During the year ended December 31, 2023, we sold 0.1 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.4 million. During the year ended December 31, 2022, we sold 0.2 million shares of common stock under the 2022 Purchase Agreement for net proceeds of approximately $0.5 million.

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

During the year ended December 31, 2022, we sold 0.5 million shares of common stock under the 2021 Purchase Agreement for net proceeds of approximately $8.7 million. No sales occurred in 2023, and we may not sell any additional shares under the 2021 Purchase Agreement.

At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2023, we sold approximately 1.0 million shares of common stock under the Sales Agreement, for net proceeds of approximately $3.0 million. During the year ended December 31, 2022, we sold approximately 9.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $85.3 million.

Stock Compensation

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2023, 1,071,599 options were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted during the year ended December 31, 2023, was $3.99 per share. The weighted average fair value of options granted during the year ended December 31, 2022, was $32.81 per share.

Stock-based compensation expense relating to options granted of $9.3 million, of which $6.4 million and $2.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2023. Stock-based compensation expense relating to options granted of $10.9 million, of which $7.9 million and $3.0 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2022.

As of December 31, 2023, the Company had approximately $6.1 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.70 years.

Employee Stock Purchase Plan

On May 6, 2022, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”, and together with the 2022 ESPP, the “ESPP Plans”), which was approved by the Company’s stockholders on May 5, 2023.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 800,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of December 31, 2023, 800,000 shares were available for future sales under the 2023 ESPP.

 The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2023 and 2022, $34,000 and $46,000, respectively, was expensed. In January 2022, 646 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2024, 66,359 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $23.2 million at December 31, 2023 for future work to be performed.

Operating leases

As of December 31, 2023, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2024	$305
2025	299
2026	142
2027	139
2028 and beyond	107
Included interest	(90)
$902

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

Revenue Recognition. Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, prompt pay and other sales discounts, and product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. We began recognizing revenue following the completion of the USL Acquisition, beginning July 1, 2023, and required variable consideration estimates are currently primarily based on the acquired products historical results. Adjustments to these estimates to reflect actual results or updated expectations will be assessed each period. If any of our ratios, factors, assessments, experiences, or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary differs by program, product, type of customer and geographic location. In addition, estimates associated with U.S. Medicare and Medicaid governmental rebate programs are at risk for material adjustment because of the extensive time delay.

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

Deferred financing costs. Deferred financing costs represent the cost of obtaining financing arrangements and are amortized over the term of the related debt agreement using the effective interest method. Deferred financing costs related to term debt arrangements are reflected as a direct reduction of the related debt liability on the consolidated balance sheet. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

Original issue discount. Certain term debt issued by the Company provides the debt holder with an original issue discount. Original issue discounts are reflected as a direct reduction of the related debt liability on the consolidated balance sheets and are amortized over the term of the related debt agreement using the effective interest method. Amortization of original issue discounts are included in interest expense on the consolidated statements of operations.

Derivative Instruments and Warrant Liabilities. The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

From time to time, certain equity-linked instruments may be classified as derivative liabilities due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. In such a case, the Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date. If reclassification of contracts between equity and assets or liabilities is necessary, the Company first allocates remaining authorized shares to equity on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated to equity beginning with instruments with the latest maturity date first.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB” issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual and prepaid balance for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its expenses resulting from its obligations under contracts with vendors, clinical research organizations and under clinical site agreements in connection with conducting clinical trials. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company’s accrual for clinical trial expenses of approximately $3.0 million is included in accrued expenses and other current liabilities in the December 31, 2023 consolidated balance sheet. The Company also recorded prepaid clinical trial expenses of approximately $4.6 million within prepaid expenses and other in the December 31, 2023 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimates of the unpaid and prepaid clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

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

Valuation of intangible assets acquired in a business combination

As described in Note 12 to the consolidated financial statements, the Company acquired certain assets from Upsher-Smith Laboratories LLC, which was accounted for as a business combination using the acquisition method of accounting. The acquired intangible assets consisted of developed technology related to Zembrace and Tosymra, including the value associated with the acquired patents, customer relationships, and trademarks and tradenames associated with the technology. The developed technology intangible assets were valued as composite assets under the premise that each asset is reliant on one another to generate cash flow, and is not considered separable from the technology. The intangible assets had an estimated acquisition date fair value of $10.1 million. The accounting for business combinations, including valuation of intangible assets, was also identified as a critical accounting estimate by management.

We identified valuation of intangible assets acquired in a business combination as a critical audit matter due to the significant judgment and estimation required by management in the use of fair valuation methodologies, including sensitive significant assumptions such as revenue growth rates and risk premium. This in turn led to a high degree of auditor subjectivity, and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls over developing its estimate of the purchase price allocation. Our procedures also included, among others, assessing the appropriateness of the valuation methodology utilized, testing of significant assumptions, and ensuring completeness and accuracy of the underlying data used by the Company. We involved our valuation specialist to assist in evaluating the valuation methodologies and risk premium used in the purchase price allocation valuation.

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

April 1, 2024

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(In Thousands, Except Par Value and Share Amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$24,948	$120,229
Inventory, net	13,639	—
Prepaid expenses and other current assets	9,181	10,548
Total current assets	47,768	130,777

Property and equipment, net	94,028	93,814

Intangible assets, net	9,743	120
Goodwill	965	—
Operating lease right-to-use assets	824	715
Other non-current assets	1,129	264

Total assets	$154,457	$225,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,782	$8,068
Accrued expenses and other current liabilities	12,482	9,680
Term loan payable, short term	2,350	—
Lease liability, short term	270	432
Total current liabilities	18,884	18,180

Term loan payable, long term	6,561	—
Series C Warrant liabilities	14,595	—
Series D Warrant liabilities	8,260	—
Lease liability, long term	632	328

Total liabilities	48,932	18,508

Commitments (See Note 21)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Convertible Preferred stock, 0 shares designated as of both December 31, 2023 and 2022; issued and outstanding - None	—	—
Series A Convertible Preferred stock, 0 shares designated as of both December 31, 2023 and December 31, 2022; issued and outstanding - none	—	—

Common stock, $0.001 par value; 160,000,000 shares authorized; 58,614,593 and 12,368,620 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively and 66,329 and 14,999 shares to be issued as of December 31, 2023 and December 31, 2022, respectively	59	12
Additional paid in capital	706,356	677,375
Accumulated deficit	(600,658)	(470,038)
Accumulated other comprehensive loss	(232)	(167)

Total stockholders’ equity	105,525	207,182

Total liabilities and stockholders’ equity	$154,457	$225,690

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2023	2022
REVENUES:
Product revenue, net	$7,768	$—

COSTS AND EXPENSES:
Cost of sales	4,741	—
Research and development	86,655	81,876
General and administrative	34,752	30,215
Total Operating Expenses	126,148	112,091

Operating loss	(118,380)	(112,091)

Other income, net	1,722	1,873

Net loss	(116,658)	(110,218)

Preferred stock deemed dividend	—	6,659

Net loss available to common stockholders	$(116,658)	$(116,877)

Net loss to common stockholders per common share, basic and diluted	$(6.85)	$(20.01)

Weighted average common shares outstanding, basic and diluted	17,039,309	5,841,447

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2023	2022
Net loss	$(116,658)	$(110,218)

Other comprehensive loss:
Foreign currency translation loss	(65)	(75)

Comprehensive loss	$(116,723)	$(110,293)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	12,368,620	$12	$677,375	$(167)	$(470,038)	$207,182
Repurchase of common stock under Share Repurchase Program, including transactional expenses of $334	(2,672,044)	(3)	—	—	(13,962)	(13,965)
Issuance of common stock under 2022 Purchase agreement	96,000	—	441	—	—	441
Issuance of common stock under At-the-market offering, net of transactional expenses of $137	954,766	1	3,023	—	—	3,024
Issuance of common stock and warrants under AGP Financing, net of transactional expenses of $2,663	31,923,242	32	16,230	—	—	16,262
Issuance of common stock upon exercise of prefunded common warrants	15,929,010	17	(17)	—	—	—
Employee stock purchase plan	14,999	—	29	—	—	29
Stock-based compensation	—	—	9,275	—	—	9,275
Foreign currency transaction gain	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(116,658)	(116,658)
Balance, December 31, 2023	58,614,593	$59	$706,356	$(232)	$(600,658)	$105,525

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2021	2,634,110	$3	$578,626	$(92)	$(359,820)	$218,717
Issuance of common stock under At-the-market offering, net of transactional expenses of $3,078	9,017,307	9	85,284	—	—	85,293
Issuance of commitment shares under 2022 Purchase agreement	100,000	—	—	—	—	—
Issuance of common stock under 2022 Purchase agreement	160,000	—	488	—	—	488
Issuance of common stock under 2021 Purchase agreement	456,557	—	8,682	—	—	8,682
Preferred stock deemed dividend	—	—	(6,659)	—	—	(6,659)
Employee stock purchase plan	646	—	40	—	—	40
Stock-based compensation	—	—	10,914	—	—	10,914
Foreign currency transaction gain	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(110,218)	(110,218)
Balance, December 31, 2022	12,368,620	$12	$677,375	$(167)	$(470,038)	$207,182

 See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,658)	$(110,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,291	1,253
Stock-based compensation	9,275	10,914
Change in fair value of warrant liabilities	283	—
Offering costs allocated to warrant liabilities	903	—
Gain on sale of property and equipment	(62)	—
Changes in operating assets and liabilities:
Inventory	61	—
Prepaid expenses and other	1,573	(164)
Accounts payable	(3,490)	(1,045)
Operating lease liabilities and ROU asset, net	35	2
Accrued expenses and other current liabilities	1,786	1,205
Net cash used in operating activities	(102,003)	(98,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,895)	(48,147)
Disposal of property and equipment	999	—
Purchase of a business	(22,174)	—
Net cash used in investing activities	(29,070)	(48,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP	29	40
Proceeds, net of $6,659 expenses, from sale of convertible redeemable preferred stock	—	40,591
Redemption of convertible preferred stock	—	(47,250)
Proceeds from debt financing	8,942	—
Proceeds, net of $2,800 and $3,078 expenses, from sale of common stock and warrants	18,939	94,463
Proceeds from allocated warrant liabilities	22,572	—
Repurchase of common stock	(13,965)	—
Net cash provided by financing activities	36,517	87,844

Effect of currency rate change on cash	(65)	(74)

Net decrease in cash, cash equivalents and restricted cash	(94,621)	(58,430)
Cash, cash equivalents and restricted cash beginning of the period	120,470	178,900

Cash, cash equivalents and restricted cash end of period	$25,849	$120,470

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$106	$3,092
Debt financing costs included in accrued liabilities and other current liabilities	$85	$-
Issuance costs included in accrued liabilities and other current liabilities	$117	-
Preferred stock deemed dividend	$—	$6,659
New operating leases and lease amendments	$898	386

See the accompanying notes to consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a fully-integrated biopharmaceutical company focused on developing and commercializing therapeutics to treat and prevent human disease and alleviate suffering. The therapeutics under development include both small molecules and biologics. Tonix, through its recent acquisition, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra® (sumatriptan nasal spray) 10 mg (“Tosymra”). Zembrace and Tosymra, which were acquired as of June 30, 2023 (See Note 12), are each indicated for the treatment of acute migraine with or without aura in adults. All other drug product and vaccine candidates are still in development and are not approved or marketed.

The consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Sub, Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Inc., Jenner Institute LLC, Tonix R&D Center LLC, Tonix Pharma Holdings Limited and Tonix Pharma Limited (collectively hereafter referred to as the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2023, the Company had working capital of approximately $28.9 million. At December 31, 2023, the Company had an accumulated deficit of approximately $600.7 million. The Company held cash and cash equivalents of approximately $24.9 million as of December 31, 2023.

The Company believes that its cash resources at December 31, 2023 and the proceeds that it raised from equity offerings in the first quarter of 2024 (See Note 23), will not meet its operating and capital expenditure requirements through the second quarter of 2024.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On May 9, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State, effective May 10, 2023. Pursuant to the Certificate of Change, the Company effected a 1-for-6.25 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized preferred stock was not adjusted because of the reverse stock split.

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

The Company has two products that each accounted for more than 10% of total revenues during the year ended December 31, 2023. These products collectively accounted for 100% of revenues during the year ended December 31, 2023.

As of December 31, 2023, accounts receivable from five customers accounted for 26%, 21%, 16%, 14% and 13% of total accounts receivable. For the year ended December 31, 2023, revenues from five customers accounted for 23%, 21%, 19%, 17% and 10% of net product revenues, respectively. As of December 31, 2022, and for the year ended December 31, 2022, the Company had no commercialized products and therefore had no accounts receivable or revenues.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2023, and December 31, 2022, cash equivalents, which consisted of money market funds, amounted to approximately $23,000 and $116.3 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at December 31, 2023, of approximately $0.9 million, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 20) and restricted cash held by vendors in escrow accounts for patient support services. Restricted cash at December 31, 2022, of approximately $241,000, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$24,948	$120,229
Restricted cash	901	241
Total	$25,849	$120,470

Accounts Receivable, net

Accounts receivable consists of amounts due from our wholesale and other third-party distributors and pharmacies and have standard payment terms that generally require payment within 30 to 90 days. For certain customers, the accounts receivable for the customer is net of prompt payment or specialty pharmacy discounts. We do not adjust our receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. However, during the period covered by the Transition Services Agreement, the Seller has agreed to collect the accounts receivable on behalf of the Company and net settle within 45 days from each month-end. See Note 12 for further details. The Company had no accounts receivable as of December 31, 2022.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company did not have an allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the weighted average cost method. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results. The Company’s reserves were approximately $21,000 as of December 31, 2023. The Company did not have inventory on hand prior to the acquisition of Zembrace and Tosymra on June 30, 2023.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 30 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation on assets begins when the asset is placed in service. Depreciation and amortization expense for the years ended December 31, 2023, and 2022, were $3.8 million and $1.3 million, respectively. All property and equipment are located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consist of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLS (“Upsher Smith”) consummated on June 30, 2023 (See Note 5). The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Amortization expense for the year ended December 31, 2023, was $477,000. The annual impairment assessment date will be June 30. No triggering events were identified during the period of July 1, 2023 through December 31, 2023.

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives, which are included in Intangible assets, net on the consolidated balance sheet, are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of December 31, 2023, the Company believed that no impairment existed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. As of December 31, 2023, the Company has recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 5). The annual impairment assessment date will be June 30. No triggering events were identified during the period of July 1, 2023 through December 31, 2023.

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

Deferred financing costs

Deferred financing costs represent the cost of obtaining financing arrangements and are amortized over the term of the related debt agreement using the effective interest method. Deferred financing costs related to term debt arrangements are reflected as a direct reduction of the related debt liability on the consolidated balance sheet. Amortization of deferred financing costs are included in interest expense on the consolidated statements of operations.

Original issue discount

Certain term debt issued by the Company provides the debt holder with an original issue discount. Original issue discounts are reflected as a direct reduction of the related debt liability on the consolidated balance sheets and are amortized over the term of the related debt agreement using the effective interest method. Amortization of original issue discounts are included in interest expense on the consolidated statements of operations.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense in the same period as the relevant expenses are incurred. In August 2022, the Company announced that it received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the year ended December 31, 2023, we received $2.7 million in funding as a reduction of related research and development expense. Included in Prepaid expenses and other is an additional $0.2 million which was not received until January 2024. No funding was received during 2022.

Stock-based Compensation.

All stock-based payments to employees and to nonemployees for their services, including grants of restricted stock units (“RSUs”), and stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Warrant Liabilities

The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives (See Note 17). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

From time to time, certain equity-linked instruments may be classified as derivative liabilities due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. In such case, the Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date. In the event that reclassification of contracts between equity and assets or liabilities is necessary, the Company first allocates remaining authorized shares to equity on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated to equity beginning with instruments with the latest maturity date first.

Per Share Data

The computation of basic and diluted loss per share for the year ended December 31, 2023, and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants and preferred stock issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For the purposes of computing EPS, these warrants and preferred stock are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. The weighted average number of outstanding shares of common stock used in the denominator for the calculation of basic loss per share for the year ended December 31, 2023, include pre-funded warrants that are accounted for as equity instruments, beginning with their respective issuance dates, as their stated exercise price of $0.0001 is non-substantive and there are no further vesting conditions or limitations on exercise. No income was allocated to the warrants and preferred stock for the year ended December 31, 2023, and 2022, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of December 31, 2023, and 2022, are as follows:

	2023	2022
Warrants to purchase common stock	209,364,707	3,196
Options to purchase common stock	1,375,539	392,643
Totals	210,740,246	395,839

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2023, under the modified retrospective method of transition. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance will first be effective in our annual disclosures for the year ending December 31, 2024, and will be adopted retrospectively unless impracticable. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-07 on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. This new rule will first be effective in the Company’s disclosures for the year ending December 31, 2027. The Company is in the process of assessing the impact on our consolidated financial statements and disclosures.

NOTE 3 – INVENTORY

The components of inventory consisted of the following as of December 31, 2023:

	December 31, 2023	December 31, 2022
	(in thousands)
Raw Materials	$3,611	$—
Work-in-process	2,539	—
Finished Goods	7,510	—
	13,660	$—
Less: Inventory reserves	(21)	—
Total Inventory	$13,639	$—

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	326	79
Buildings	66,749	65,644
Office furniture and equipment	2,366	1,893
Laboratory equipment	21,904	18,440
Leasehold improvements	34	34
Construction in progress	—	1,366
	99,390	95,467
Less: Accumulated depreciation and amortization	(5,362)	(1,653)
	$94,028	$93,814

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2021, the Company completed the acquisition of its approximately 45,000 square foot research and development facility in Frederick, Maryland totaling $17.5 million, to process development activities. Of the total purchase price, $2.1 million was allocated to the value of land acquired, and $13.9 million was allocated to buildings, and approximately $1.5 million was allocated to office furniture and equipment and laboratory equipment. As of August 1, 2022, the assets became ready for the intended use and were placed in service.

On September 28, 2020, the Company completed the purchase of its approximately 45,000 square foot facility in Dartmouth, Massachusetts for $4.0 million, to house its new Advanced Development Center for the development and manufacturing of vaccines. Of the total purchase price, $1.2 million was allocated to the value of land acquired, and $2.8 million was allocated to buildings. Additionally, the Company incurred approximately $38.8 million of costs during the year ended December 31, 2022, bringing total costs incurred-to-date to $61.6 million, of which the majority related to the build-out of the facility. As of October 1, 2022, the assets became ready for the intended use and were placed in service.

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2023, the asset was not ready for its intended use.

During the year ended December 31, 2023, property and equipment with a net book value of approximately $0.9 million were sold for net proceeds of approximately $1.0 million.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying value of goodwill as follows:

Amounts
(in thousands)
Balance at December 31, 2022	$—
Acquired during the period (see Note 12)	965
Balance at December 31, 2023	$965

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	December 31, 2023	December 31, 2022
	(in thousands)
Intangible assets subject to amortization
Developed technology	$10,100	$—
Less: Accumulated amortization	477	—
Total	$9,623	$—
Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$9,743	$120

During the year ended December 31, 2023, the Company recorded amortization of $477,000.

At December 31, 2023, the related amortization for each of the next five years ended December 31 is as follows (in thousands):

Year Ending December 31,
2024	$953
2025	953
2026	953
2027	953
2028 and beyond	5,811
$9,623

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, and December 31, 2022, the Company used Level 1 quoted prices in active markets to value cash equivalents of $0.1 million and $116.3 million, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2022. As of December 31, 2023, Level 3 liabilities include a portion of the Series D Warrants and all Series C Warrants issued on December 22, 2023, which did not meet the criteria for equity classification due to insufficient authorized shares to settle the instruments and are therefore accounted for as liabilities at fair value.

The Company estimates the fair value of the Series D Warrants and the Series C Warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of these instruments using the Black-Scholes option pricing model, which was then adjusted by applying a discount for lack of marketability (“DLOM”) based on the expected timing of receipt of stockholder approval to increase the number of authorized shares and to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635.

The significant unobservable inputs used in the valuation models at issuance and as of December 31, 2023, to measure the fair value of the Series D Warrants and the Series C Warrants are as follows:

	Series C Warrants		Series D Warrants
Valuation Date:	December 22, 2023	December 31, 2023	December 22, 2023	December 31, 2023
Common stock price	$0.398	$0.403	$0.398	$0.403
Risk-free rate	4.31%	4.23%	3.87%	3.84%
Expected term (in years)	1.80	1.78	5.18	5.15
Expected volatility	108.0%	108.0%	108.0%	108.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Discount for lack of marketability	5.0%	5.0%	5.0%	5.0%

The liability-classified Series D Warrants and the Series C Warrants were recognized at their aggregate issuance date fair values totaling $22.5 million. From the date of issuance to December 31, 2023, the Company recognized a change in fair value resulting in a loss of $0.3 million related to the liability-classified warrants. Changes in the fair value of the liability-classified warrants are recognized as a component of other income, net in the consolidated statement of operations.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2023	2022
	(in thousands)
Prepaid expenses and other:
Contract-related	$4,590	$8,043
Debt interest and fees	1,513	—
Inventory	508	—
Insurance	143	1,275
Other	2,427	1,230
	$9,181	$10,548

Accrued expenses and other current liabilities:
Contract-related	$2,980	$3,273
Upsher Smith obligation	3,000	—
Compensation and compensation-related	4,361	3,645
Product returns	743	—
Construction in progress	—	2,103
Professional fees and other	1,398	659
	$12,482	$9,680

NOTE 8 – DEBT FINANCING

Long-term debt consists of the following:

December 31, 2023
(in thousands)
Term Loan	$11,000
Less: current portion	(2,350)
Total long-term debt	8,650
Less: unamortized debt discount and deferred financing costs	(2,089)
Total long-term debt, net	$6,561

On December 8, 2023, the Company entered into a Loan and Guaranty Agreement (the “Loan Agreement”) by and among the Company, Krele LLC, Tonix Pharmaceuticals, Inc., Jenner and Tonix R&D Center (“Loan Parties”), with JGB Capital, LP, JGB Partners, LP, JGB (Cayman) Port Ellen Ltd., and any other lender from time to time party hereto (collectively, the “Lenders”), and JGB Collateral LLC, as administrative agent and collateral agent for the Lenders (in such capacity, “JGB Agent”) for a 36-month term loan (the “Term Loan”) in the aggregate principal amount of $11.0 million, with a maturity date of December 8, 2026 (the “Maturity Date”). The Term Loan was funded with an original issue discount of 9% of the principal amount of the Term Loan, or $1.0 million, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

Borrowings under the Term Loan bear interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest is payable monthly in arrears commencing in December 2023. In connection with the Term Loan, the Company deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The deposit is reflected in Prepaid expenses and other current assets on the consolidated balance sheet.

Commencing on March 8, 2024 and continuing monthly through the Maturity Date, the outstanding principal will be due and payable in monthly installments of $0.2 million, with the final remaining balance of unpaid principal and interest due and payable on the Maturity Date. In addition, the Company must pay a monthly collateral monitoring charge equal to 0.23% of the outstanding principal amount of the term loan as of the date of payment. The Company incurred $1.1 million in issuance costs, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

The Loan Agreement provides for voluntary prepayments of the Term Loan, in whole or in part, subject to a prepayment premium. The Loan Agreement contains customary affirmative and negative covenants by the Company, which among other things, will require the Borrowers to provide certain financial reports to the lenders, to maintain a deposit account to fund interest payments, and limit the ability of the Company to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, sell assets, engage in certain transactions, and effect a consolidation or merger. The obligations of the Company under the Loan Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant default, insolvency, material judgements, inaccuracy of representations and warranties, invalidity of guarantees. The Term Loan is secured by first priority security interests in the Company’s R&D Center in Frederick, Maryland, the Advanced Development Center in North Dartmouth, Massachusetts, and substantially all of the relevant deposit accounts.

As of December 31, 2023, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual future principal payments due on the Term Loan as of December 31, 2023 are as follows (in thousands):

Fiscal years ending
2024	$2,350
2025	2,820
2026	5,830
$11,000

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On January 25, 2024, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 160,000,000 to 1,000,000,000 shares (the “Charter Amendment”). The Charter Amendment was approved by the Company’s shareholders at a special meeting of shareholders held on January 25, 2024.

NOTE 10 – TEMPORARY EQUITY

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Year Ended December 31,
	2023	2022
Zembrace Symtouch	$6,304	$—
Tosymra	1,464	—
Total product revenues	$7,768	$—

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $2.9 million at December 31, 2023, $0.6 million of which was recorded as a reduction to accounts receivable and $2.3 million recorded as a component of accrued expenses.

NOTE 12 – ASSET PURCHASE AGREEMENT WITH UPSHER-SMITH

On June 30, 2023, the Company completed the acquisition of certain assets from Upsher Smith related to Zembrace SymTouch (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra (sumatriptan nasal spray) 10 mg (“Tosymra”) products (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments and subject to customary adjustments (such transaction, the “USL Acquisition”).

On June 30, 2023, in connection with the USL Acquisition, the Company and Upsher Smith entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which Upsher Smith will provide certain transition services to the Company for base fees equal to $100,000 per month for the first six months, and $150,000 per months for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month. The Company has amended the transitional services agreement with Upsher Smith so that Upsher Smith can continue to provide administrative services.

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

As consideration for acquisition of the Business and certain product-related inventories, the Company paid approximately $23.5 million in cash upfront. On the earlier of March 2024 and the completion of the transition services to be provided by Upsher Smith, as described above, the Company agreed to pay an additional deferred payment of $3.0 million in cash, which is included in Accrued expenses and other current liabilities on the accompanying balance sheet. The following table summarizes the components of the purchase consideration (in thousands):

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

The following table represents the allocation of the purchase price to the assets acquired by the Company in the USL Acquisition recognized in the Company’s consolidated balance sheets (in thousands):

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preliminary purchase price allocation	Amount
Inventory	$13,700
Prepaid expenses and other	1,757
Intangible assets, net	10,100
Goodwill	965
Fair value of assets acquired	$26,522

The acquired inventory consists of Upsher Smith’s raw materials, semi-finished goods, and finished goods inventory as of the Closing date. The fair value was determined based on the estimated selling price of the inventory, less the estimated total costs to complete, disposal effort and holding costs.

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

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2023 and 2022 as if the USL Acquisition had occurred as of January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. These amounts are based on financial information of the acquired business and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. The net loss of USL acquisition is included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of the USL Acquisition business reflected in the consolidated statements the year ended December 31, 2023 would have been $7.6 million and $2.4 million, respectively.

	December 31	December 31
	2023	2022
Net Product Sales	$15,389	$11,591
Net Loss	$(119,905)	$(130,342)

The pro forma information for all periods presented include additional amortization expense related to the fair value of the acquired intangible assets as if such assets were acquired on January 1, 2022. The pro forma financial information for the year ended December 31, 2022 also reflects an increase in Cost of Sales related to the preliminary acquisition-date fair value adjustment to inventory.

As described above, in connection with the USL Acquisition, the Company and Upsher Smith entered into a Transition Services Agreement with the Seller related to providing ongoing services associated with the assets acquired, such as procuring and selling migraine therapy products, providing accounting and billing services and collecting accounts receivable and paying trade payables. The Seller collected and will continue to collect cash on behalf of Tonix for revenue generated by sales of the assets acquired from June 30, 2023 through the transition period and the Seller is obligated to transfer cash generated by such sales to the Buyer.

The amount due to Upsher Smith for reimbursement of services performed under the transition services agreement was $0.5 million as of December 31, 2023. The transition service fees were netted against the receivables collected of $5.1 million and liabilities paid of $4.4 million, including gross-to-net on behalf of the Company with the net amount due to the Company of $0.2 million recorded within prepaid expenses and other on the consolidated balance sheet as of December 31, 2023.

 NOTE 13 – ASSET PURCHASE AGREEMENT WITH HEALION

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – LICENSE AGREEMENT WITH CURIA

On December 12, 2022, the Company entered into an exclusive license agreement with Curia for the development of three humanized murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection. We believe that the licensing of these mAbs strengthens our pipeline of next-generation therapeutics to treat COVID-19, which is caused by SARS-CoV-2. As consideration for entering into the License Agreement, we paid a license fee of approximately $0.4 million to Curia. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 15 – LICENSE AGREEMENT WITH UNIVERSITY OF ALBERTA

On May 18, 2022, the Company entered into an exclusive License Agreement with the University of Alberta focused on identifying and testing broad-spectrum antiviral drugs against future variants of SARS-CoV-2 and other emerging viruses. As consideration for entering into the License Agreement, Tonix paid a low-five digit license fee to University of Alberta. The License Agreement also provides for single-digit royalties and contingent milestone payments. As of December 31, 2023, other than the upfront fee, no milestone payments have been accrued or paid in relation to this agreement.

NOTE 16 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On February 13, 2023, Tonix exercised an option to obtain an exclusive license from Columbia University (“Columbia) for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between Tonix and Columbia. As of December 31, 2023, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

 NOTE 17 – SALE OF COMMON STOCK

December 2023 Financing

On December 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company sold and issued (i) 25,343,242 shares of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 28,710,812 shares of common stock and (iii) Series C warrants to purchase up to 81,081,081 shares of common stock (the “Series C Warrants”), and (iv) Series D warrants to purchase up to 81,081,081 shares of common stock (the “Series D Warrants” and, together with the Series C Warrants, the “Common Warrants”). The securities sold in the offering were sold in fixed combinations as units. The offering price per share of common stock and accompanying Common Warrants was $0.555, and the offering price per Pre-Funded Warrant and accompanying Common Warrants was $0.5549. The offering closed on December 22, 2023, generating gross proceeds of approximately $30.0 million, before deducting offering expenses of $2.3 million payable by the Company. At the closing of the offering, 6,509,010 Pre-Funded Warrants were immediately exercised into shares of common stock for nominal proceeds.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable subject to certain ownership limitations, and can be exercised at any time until exercised in full. The Series C Warrants have an exercise price of $0.555 per share, and are exercisable on the later of approval by the Company’s stockholders of (i) a proposal to approve the filing of an amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of common stock from 160,000,000 to 1,000,000,000 and (ii) a proposal to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 (the later of such events, the “Approval Date”) and will expire on the later of (a) 10 trading days following the Approval Date and (b) the earlier of (x) the two year anniversary of the Approval Date and (y) 10 trading days following the public announcement of the U.S. Food and Drug Administration’s (“FDA”) acknowledgement and acceptance of the New Drug Application (“NDA”) relating to the Company’s TNX-102 SL product candidate in patients with fibromyalgia. The Series D Warrants have an exercise price of $0.85 per share and are exercisable beginning on the Approval Date through the five-year anniversary of the Approval Date.

Upon the closing of the offering, the Company determined that certain of the Common Warrants did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares to settle the instruments. The Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date, whereby shares are allocated based on the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated beginning with instruments with the latest maturity date first. Pursuant to this sequencing approach, the Company’s authorized and unissued shares were applied to the Pre-Funded Warrants and the Common Warrants in the following order: (i) the Pre-Funded Warrants, (ii) the Series D Warrants, and (iii) the Series C Warrants. Based on this analysis, the Company determined that the authorized shares are sufficient to settle the remaining Pre-Funded Warrants and 50,933,271 Series D Warrants and were therefore classified in equity. The remaining 30,147,810 Series D Warrants and the Series C Warrants associated with the deficit shares were classified as liabilities and are accounted for at fair value.

The $30.0 million in gross proceeds received by the Company were first allocated to the Series C Warrants and the liability-classified Series D Warrants at their respective fair values of approximately $14.4 million and $8.1 million, respectively. The residual proceeds of approximately $7.5 million were allocated to the shares of common stock, the Pre-Funded Warrants, and the equity-classified Series D Warrants on a relative fair value basis. The issuance costs totaling $2.3 million were allocated between the equity and liability-classified instruments on a relative fair value basis. Issuance costs of $1.4 million allocated to the shares, the Pre-Funded Warrants, and the equity-classified Series D Warrants were recognized as a discount to the proceeds allocated to the equity-classified instruments. Issuance costs of $0.9 million were allocated to the liability-classified Series D Warrants and the Series C Warrants and expensed within Selling, general and administrative expense on the consolidated statements of operations.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The liability-classified Series D Warrants and all of the Series C Warrants are presented within non-current liabilities on the consolidated balance sheets as of December 31, 2023, and will be adjusted to fair value at each subsequent balance sheet date until the warrants are reclassified to equity or settled. Changes in the fair value of the liability-classified warrants are recognized as a component of other income, net in the consolidated statement of operations.

On January 25, 2024, the Company’s stockholders approved the proposal to file an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 160,000,000 to 1,000,000,000.

September 2023 Financing

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

July 2023 Financing

On July 27, 2023, the Company sold 2,530,000 shares of common stock; pre-funded warrants to purchase up to 4,470,000 shares of common stock and accompanying common warrants to purchase up to 7,000,000 shares of common stock with an exercise price of $1.00 per share in a public offering that closed on August 1, 2023. The offering price per share of common stock and accompanying common warrant was $1.00, and the offering price per share of pre-funded warrant and accompanying common warrant was $0.9999.

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

During the year ended December 31, 2023, the Company sold 0.1 million shares of common stock under the equity line of credit with Lincoln Park, for net proceeds of approximately $0.4 million. During the year ended December 31, 2022, the Company sold 0.2 million shares of common stock under the equity line of credit with Lincoln Park, for net proceeds of approximately $0.5 million.

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

During the year ended December 31, 2022, the Company sold 0.5 million shares of common stock under the Purchase Agreement with Lincoln Park, for net proceeds of approximately $8.7 million. No sales occurred in 2023.

Under applicable rules of the NASDAQ Global Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the Purchase Agreement with Lincoln Park (approximately 0.5 million shares) to Lincoln Park under the Purchase Agreement with Lincoln Park without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the Purchase Agreement with Lincoln Park equals or exceeds a threshold amount. As the Company has issued approximately 0.5 million shares to Lincoln Park, by December 31, 2022, under the Purchase Agreement with Lincoln Park at less than the threshold amount, the Company will not sell any additional shares under the Purchase Agreement with Lincoln Park without shareholder approval.

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

During the year ended December 31, 2023, the Company sold approximately 1.0 million shares of common stock under the Sales Agreement, for net proceeds of approximately $3.0 million. During the year ended December 31, 2022, the Company sold approximately 9.1 million shares of common stock under the Sales Agreement, for net proceeds of approximately $85.3 million.

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

NOTE 18 – STOCK-BASED COMPENSATION

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2023, 1,071,599 options were available for future grants under the Amended and Restated 2020 Plan.

 General

A summary of the stock option activity and related information for the Plans for the year ended December 31, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	101,754	$487.63	8.83	$—
Grants	298,657	$67.46	—	—
Exercised	—	—
Forfeitures or expirations	(7,768)	8,238.07
Outstanding at December 31, 2022	392,643	$334.08	8.70	$—
Grants	1,019,130	$4.64	—	$—
Exercised	—	—
Forfeitures or expirations	(36,234)	$345.92

Outstanding at December 31, 2023	1,375,539	$89.62	8.75	$—
Exercisable at December 31, 2023	259,991	$381.80	7.51	$—

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted during the year ended December 31, 2023, and December 31, 2022 was $3.99 per share and $32.81, respectively.

The Company measures the fair value of stock options on the date of grant, based on the Black Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. The Company also issues premium options to executive officers which have an exercise price greater than the grant date fair value and has issued performance-based options which vest when target parameters are met or probable of being met, subject in each case to a one-year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable service period using the straight-line method.

The assumptions used in the valuation of stock options granted during the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk-free interest rate	3.42% to 4.35%	1.67% to 3.05%
Expected term of option	5.0 to 10 years	5.5 to 10 years
Expected stock price volatility	122.19% - 142.72%	120.32% - 133.22%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $9.3 million, of which $6.4 million and $2.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2023. Stock-based compensation expense relating to options granted of $10.9 million, of which $7.9 million and $3.0 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2022.

As of December 31, 2023, the Company had approximately $6.1 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.70 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 800,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of December 31, 2023, 800,000 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2023 and 2022, $34,000 and $46,000, respectively, was expensed. In January 2022, 646 shares that were purchased as of December 31, 2021, under the 2020 ESPP, were issued. Accordingly, during the first quarter of 2022, approximately $40,000 of employee payroll deductions accumulated at December 31, 2021, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $30,000 was returned to the employees. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions have accumulated and have been recorded in accrued expenses. In January 2024, 66,359 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0001	22,201,802	N/A
$0.555	81,081,081	December 2025
$0.85	81,081,081	December 2028
$0.50	18,000,000	August 2028
$1.00	7,000,000	August 2028
$100.00	125	November 2024
$114.00	618	February 2025
	209,364,707

In connection with the July 2023 Financing, the Company issued 4,470,000 prefunded common warrants with an exercise price of $0.0001. All prefunded common warrants were exercised during the year ended December 31, 2023. Additionally, the Company issued common warrants to purchase up to an aggregate of 7,000,000 shares of the Company’s common stock. The common warrants are exercisable at $1.00 per share, expire five years from the date of issuance.

In connection with the September 2023 Financing, the Company issued 4,950,000 prefunded common warrants with an exercise price of $0.0001. All prefunded common warrants were exercised during the year ended December 31, 2023. Additionally, the Company issued common warrants to purchase up to an aggregate of 18,000,000 shares of the Company’s common stock. The common warrants are exercisable at $0.50 per share, expire five years from the date of issuance.

In connection with the December 2023 Financing, the Company issued 28,710,812 prefunded common warrants with an exercise price of $0.0001. Only 6,509,010 prefunded common warrants were exercised during the year ended December 31, 2023. Subsequent to December 31, 2023, 15,043,244 prefunded common warrants were exercised. Additionally, the Company issued Series C common warrants to purchase up to an aggregate of 81,081,081 shares of the Company’s common stock. The common warrants are exercisable at $0.555 per share, expire two years from the date of issuance. Additionally, the Company issued Series D common warrants to purchase up to an aggregate of 81,081,081 shares of the Company’s common stock. The common warrants are exercisable at $0.85 per share, expire five years from the date of issuance.

No warrants were exercised during the year ended December 31, 2022.

For the year ended December 31, 2023, 2,453 warrants with an exercise price of $7,000.00 expired.

On April 1, 2024, the Company issued 3,900,000 pre-funded common warrants with an exercise price of $0.0001. Additionally, the Company issued Series E warrants to purchase up to 14,666,666 shares of common stock with an exercise price of $0.33 per share and expiring five and a half years from date of issuance.

Additionally, the Company entered into warrant amendments with certain holders of its Common Warrants. The exercise price of each Existing Warrant will be amended to $0.33 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635, or as otherwise provided in the Amendment if stockholder approval is not obtained by October 1, 2024. Upon stockholder approval, the termination date for Common Warrants to purchase up to an aggregate of 6,950,000 shares will be amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series C Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holder of the Company’s public announcement of the FDA’s acknowledgement and acceptance of the Company’s NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be April 1, 2029. The other terms of the Existing Warrants will remain unchanged. If stockholder approval is not obtained on or by October 1, 2024, then the Company has agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price.

NOTE 20 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2023, the Company has right-of-use assets of $0.8 million and a total lease liability for operating leases of $0.9 million of which $0.6 million is included in long-term lease liabilities and $0.3 million is included in current lease liabilities. During the year ended December 31, 2023, the Company exited a lease which had a right-of-use assets, net of $0.2 million and a total lease liability for operating leases of $0.2 million.

At December 31, 2023, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2024	$305
2025	299
2026	142
2027	139
2028 and beyond	107
992
Included interest	(90)
$902

During the year ended December 31, 2023, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $898,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $898,000, which represents a non-cash operating activity.

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

Other information related to leases is as follows:

Operating lease expense was $0.6 million for both the years ended December 31, 2023 and 2022.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating cash flow from operating leases (in thousands)	$556	$598

Weighted Average Remaining Lease Term
Operating leases	3.78 years	2.20 years

Weighted Average Discount Rate
Operating leases	4.53%	2.19%

NOTE 21 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $23.2 million at December 31, 2023 for future work to be performed.

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $1.3 million and $0.9 million for the year ended December 31, 2023 and 2022, respectively, for contributions under the 401(k) Plan.

NOTE 22 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2023	2022
Foreign	$(98,204)	$(88,478)
Domestic	(18,454)	(21,740)
Total	$(116,658)	$(110,218)

In 2023, the foreign losses are primarily comprised of $98.4 million related to the Irish operations netted against $0.2 million related to Canada operations of Tonix International Holding. In 2022, the foreign losses are primarily comprised of the $86.7 million related to the Irish operations and $1.5 million related to the Bermudan operations of Tonix International Holding.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax	(21.0)%	(21.0)%
Change in valuation allowance	11.7%	9.6%
Foreign loss not subject to income tax	7.2%	7.0%
Attribute reduction from control change	0.9%	4.0%
Other	1.2%	0.4%
Income Tax Provision	0.0%	0.0%

Deferred tax assets (liabilities) and related valuation allowance as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets/(liabilities):
Net operating loss carryforward	$32,997	$21,642
Stock-based compensation	10,276	7,353
Other	2,211	1,997
Total deferred assets	45,484	30,992

Valuation allowance	(45,484)	(30,992)

Net deferred tax assets	$—	$—

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code (“IRC”) section 383. The R&D credit carryforwards at December 31, 2023 have been reduced to $0.0 million to reflect IRC section 383 ownership changes through December 31, 2023 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company has $263.4 million of Ireland NOL carryforwards that do not expire. As of December 31, 2023, the Company’s Federal NOL carryforwards of $0.2 million, which do not expire. The Company has New Jersey NOL carryforwards of $0.2 million, Massachusetts NOL carryforwards of $0.01 million, and Montana NOL carryforwards of $0.05 million, all of which expire in 20 years, are subject to annual limitations in their use in accordance with IRC section 382. The NOL carryforwards at December 31, 2023 have been reduced to reflect IRC section 382 ownership changes through December 31, 2023 and the resultant inability due to annual limitations, to utilize a portion of the NOL prior to its expiration.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase/(decrease) in the valuation allowance for the years ended December 31, 2023 and 2022 were $14.5 million, and $9.5 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2023 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2023, the Company’s tax returns remain open and subject to examination by the tax authorities for the tax years 2020 and after.

NOTE 23 – SUBSEQUENT EVENTS

On January 25, 2024, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 160,000,000 to 1,000,000,000 shares. The Amendment was approved by the Company’s shareholders at a special meeting of shareholders held on January 25, 2024.

On February 27, 2024, the Company granted options to purchase an aggregate of 4,261,104 shares of the Company’s common stock to employees with an exercise price of $0.37, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Additionally, the Company granted options to purchase 2,860,680 shares of the Company’s common stock to certain employees with an exercise price of $0.46, with a term of ten years, vesting 1/3 on the first anniversary and 1/36th each month thereafter for 24 months. Finally, the Company granted options to purchase 1,309,911 shares of the Company’s common stock to an employee with an exercise price of $0.37, with a term of ten years, vesting in 6 months.

On March 28, 2024, the Company sold 10,766,666 shares of common stock, pre-funded warrants to purchase up to 3,900,000 shares of common stock, and accompanying Series E warrants to purchase up to 14,666,666 shares of common stock with an exercise price of $0.33 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $0.30, accompanying warrants was $0.33, and the offering price per share of pre-funded warrants was $0.2999.

The Company incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, the Company entered into warrant amendments with certain holders of its Common Warrants. The exercise price of each Existing Warrant will be amended to $0.33 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635, or as otherwise provided in the Amendment if stockholder approval is not obtained by October 1, 2024. Upon stockholder approval, the termination date for Common Warrants to purchase up to an aggregate of 6,950,000 shares will be amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series C Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holder of the Company’s public announcement of the FDA’s acknowledgement and acceptance of the Company’s NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be April 1, 2029. The other terms of the Existing Warrants will remain unchanged. If stockholder approval is not obtained on or by October 1, 2024, then the Company has agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price.

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

The acquisition of marketed products from Upsher Smith has had a material impact on the Company’s internal control over financial reporting as we are now required and have implemented controls related to revenue and inventory management. Management established controls to mitigate the risk over financial reporting as it relates to the services provided by Upsher Smith under the transition services agreement.

Except as otherwise described above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	66	President, CEO and Chairman of the Board of Directors
Richard Bagger	64	Director
Margaret Smith Bell	64	Director
David Grange	76	Director
Adeoye Olukotun	79	Director
Newcomb Stillwell	67	Director
Carolyn Taylor	64	Director
James Treco	68	Lead Director
Jessica Morris	46	Chief Operating Officer
Bradley Saenger	50	Chief Financial Officer and Treasurer
Gregory Sullivan	58	Chief Medical Officer and Secretary

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

Major General David Grange (U.S. Army, retired) became a director in February 2018. MG Grange has been President and founder of Osprey Global Solutions, LLC (“OGS”), a Service Disabled Veterans Organization, since 2011. MG Grange was Chief Executive Officer of Pharm-Olam International, Ltd. (“Pharm-Olam”), a contract research organization, from April 2017 to October 2019. Prior to founding OGS, MG Grange was a member of the Board of Pharmaceutical Product Development, Inc. (Nasdaq: PPDI), a contract research organization, from 2003 to 2009, and Chief Executive Officer from 2009 to 2011.

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

Adeoye Olukotun, MD became a Director in September 2018. Dr Olukotun is a member of management of Genesis Unicorn Corporation, a special acquisition company recently listed on Nasdaq (GENQU). Dr. Olukotun has been the Chief Executive Officer of CR Strategies, LLC, a medical products consulting company, since 2000, and was the Chief Executive Officer of EpiGen Pharmaceuticals, Inc., a pharmaceutical company, from 2014 to January of 2018. Dr. Olukotun served as Vice Chairman of CardoVax, Inc., a pharmaceutical company, from 2012 to 2016, and as its Chief Executive Officer from 2006 to 2012. He is also co-founder of VIA Pharmaceuticals, Inc., a pharmaceutical company, and served as the company’s Chief Medical Officer from 2004 to 2008. Dr. Olukotun is a member of the board of directors of Arrowhead Pharmaceuticals. Dr. Olukotun’s extensive medical background and experience in the pharmaceutical industry was instrumental in his selection as a member of our Board.

Newcomb Stillwell became a director in March 2023. Mr. Stillwell has held positions of varying responsibility at the law firm of Ropes & Gray LLP from 1984 to 2021, including, most recently, as co-managing partner of the Ropes & Gray Boston office. Mr. Stillwell graduated from Harvard Law School and earned an A.B. from Princeton University. Mr. Stillwell’s extensive advisory experience on numerous transactions in the life science and healthcare sectors was instrumental in his selection as a member of the Board.

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

Board Independence

The Board has determined that (i) Seth Lederman has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Richard Bagger, Margaret Smith Bell, David Grange, Adeoye Olukotun, Newcomb Stillwell, Carolyn Taylor and James Treco are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Board Diversity Matrix

The following matrix is provided in accordance with applicable Nasdaq listing requirements:

Board Diversity Matrix as of March 18, 2024
Total Number of Directors	8
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	5	—	1
Part II: Demographic Background
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
White	2	5	—	1
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	1
Did Not Disclose Demographic Background	1

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

We have established the position of lead director, which has been held by Mr. Treco since March 2021. The lead director has the following responsibilities, as detailed in the Lead Director charter, adopted by the Board (and also performs any other functions the Board may request):

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2023, the Board held 13 meetings, the Audit Committee held eight meetings, the Compensation Committee held six meetings and the Nominating and Corporate Governance Committee held five meetings. The Board and Board committees also approved certain actions by unanimous written consent.

Each of the directors attended at least 75% of the aggregate of the total number of meetings of our Board (held during the period for which such directors served on the Board). Each of the directors attended at least 75% of the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees). Dr. Lederman was the only member of the Board who attended last year’s annual meeting of stockholders. The Company does not have a formal policy requiring members of the Board to attend our annual meetings.

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Bagger	*		**
Margaret Smith Bell	*	**
David Grange		*	*
Adeoye Olukotun		*
Newcomb Stillwell	*
Carolyn Taylor		*
James Treco	**		*

*	Member of Committee
**	Chairman of Committee

Audit Committee

Our Audit Committee consists of James Treco, Chair of the Committee, Richard Bagger, Margaret Smith Bell and Newcomb Stillwell. Our Board has determined each of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2023. Our Board has adopted a written charter for the Audit Committee, a copy of which is posted under the “Investors” tab under “Governance” on our website, which is located at www.tonixpharma.com.

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

Our Compensation Committee has responsibility for, among other things, evaluating and making decisions regarding the compensation of our executive officers, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC and periodically evaluating and administering the terms and administration of our incentive plans and benefit programs. In addition, our Compensation Committee reviews and makes recommendations to the Board regarding incentive compensation plans that require shareholder approval, director compensation and the related executive compensation information for inclusion in the Company’s Annual Report on Form 10-K and proxy statement, and employment and severance agreements relating to the chief executive officer. Our Compensation Committee has engaged Aon plc, an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs. Our Board has adopted a written charter for the Compensation Committee, a copy of which is posted under the "Investors" tab under "Governance" on our website, which is located at www.tonixpharma.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Richard Bagger, Chair of the Committee, David Grange, Newcomb Stillwell and James Treco. The Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating and Corporate Governance Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating and Corporate Governance Committee identifies and evaluates the qualifications of all candidates for nomination for election as directors, and seeks director nominees that complement and enhance the effectiveness of the existing Board to ensure that its members have varied and relevant backgrounds, skills, knowledge, perspectives and experiences. Our Board currently includes two female directors, one director who contributes racial/ethnic diversity, and one who identifies as LGBTQ+. In addition, the Nominating and Corporate Governance Committee is responsible for developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics. In addition, the Nominating and Corporate Governance Committee is responsible for developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, a copy of which is posted under the “Investors” tab under “Governance” on our website, which is located at www.tonixpharma.com.

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

Prohibition Against Certain Transactions

All of our employees and directors are prohibited from hedging or pledging Tonix stock, or engaging in short sales or trading in standardized options under our Insider Trading Policy.

Insider Trading Policies and Procedures

We have adopted a Policy on Insider Trading and a Policy Regarding Special Trading Procedures. These policies and procedures apply to all of our directors, officers and employees.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees which can be found on our website at https://ir.tonixpharma.com/corporate-governance/governance-documents.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2023 compensation strategy included the following:

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

In 2023, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2023 and 2022.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2023	675,000	—	—	1,375,065	—	—	—	2,050,065
Chief Executive Officer	2022	675,000	355,000	—	3,550,167	—	—	—	4,580,167

Jessica Morris	2023	475,000	179,550	—	274,049	—	—	—	928,599
Chief Operations Officer	2022	455,175	155,000	—	781,037	—	—	—	1,391,212

Bradley Saenger	2023	465,000	175,770	—	264,143	—	—	—	904,913
Chief Financial Officer	2022	445,400	152,000	—	639,030	—	—	—	1,236,430

Gregory Sullivan	2023	480,000	181,440	—	290,558	—	—	—	951,998
Chief Medical Officer	2022	461,120	130,000	—	887,541	—	—	—	1,478,661

(1)

Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 18 to our audited financial statements.

(2)	In lieu of a cash award, Dr. Lederman’s bonus shall be paid in the form of a stock option award granted pursuant to the 2020 Plan, with 100% of such options vesting on the six-month anniversary of issuance, expiring 10 years from date of issuance and having an exercise price per share equal to the closing price of the Company’s common stock on February 27, 2024.

Grants of Plan-Based Awards in Fiscal 2023

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2023.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/23/2023	112,000	4.57		465,003
	2/23/2023	112,000	5.71	(2)	459,499

Bradley Saenger	2/23/2023	32,000	4.57		137,840
	2/23/2023	32,000	5.71	(2)	136,209

Jessica Morris	2/23/2023	33,200	4.57		132,858
	2/23/2023	33,200	5.71	(2)	131,285

Gregory Sullivan	2/23/2023	35,200	4.57		146,144
	2/23/2023	35,200	5.71	(2)	144,414

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.
(2)	Represents an exercise price at a 125% premium of the closing price of the Company’s common stock on the grant date.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	1	—		$3,176,000.00	2/11/2024
	1	—		$1,974,000.00	6/17/2024
	1	—		$1,336,000.00	10/29/2024
	1	—		$1,190,000.00	2/25/2025
	1	—		$1,190,000.00	2/25/2025
	1	—		$1,006,000.00	2/9/2026
	—	1	(1)	$1,006,000.00	2/9/2026
	1	—		$110,000.00	3/1/2027
	8	—		$68,000.00	2/13/2028
	8	—		$85,000.00	2/13/2028
	12	—		$3,780.00	2/26/2029
	12	—		$4,720.00	2/26/2029
	65	—		$4,100.00	5/6/2029
	65	—		$5,120.00	5/6/2029
	600	—		$80.00	2/25/2030
	600	—		$100.00	2/25/2030
	10,000	—		$154.00	5/4/2030
	10,000	—		$192.00	5/4/2030
	14,174	826	(2)	$244.00	2/23/2031
	14,174	826	(2)	$306.00	2/23/2031
	15,284	9,716	(3)	$41.38	2/15/2032
	2,500	22,500	(3)	$82.75	2/15/2032
	2,500	22,500	(3)	$124.06	2/15/2032
	2,500	22,500	(3)	$165.44	2/15/2032
	—	112,000	(4)	$4.57	2/23/2033
	—	112,000	(4)	$5.71	2/23/2033

Jessica Morris	1	—		$3,176,000.00	2/11/2024
	1	—		$1,974,000.00	6/17/2024
	1	—		$1,336,000.00	10/29/2024
	1	—		$1,190,000.00	2/25/2025
	1	—		$1,006,000.00	2/9/2026
	—	1	(1)	$1,006,000.00	2/9/2026
	1	—		$110,000.00	3/1/2027
	3	—		$68,000.00	2/13/2028
	3	—		$85,000.00	2/13/2028
	3	—		$3,780.00	2/26/2029
	3	—		$4,720.00	2/26/2029
	15	—		$4,100.00	5/6/2029
	15	—		$5,120.00	5/6/2029
	120	—		$80.00	2/25/2030
	120	—		$100.00	2/25/2030
	1,800	—		$154.00	5/4/2030
	1,800	—		$192.00	5/4/2030
	2,550	150	(2)	$244.00	2/23/2031
	2,550	150	(2)	$306.00	2/23/2031
	3,364	2,136	(3)	$41.38	2/15/2032
	550	4,950	(3)	$82.75	2/15/2032
	550	4,950	(3)	$124.06	2/15/2032
	550	4,950	(3)	$165.44	2/15/2032
	—	33,200	(4)	$4.57	2/23/2033
	—	33,200	(4)	$5.71	2/23/2033

Bradley Saenger	1	—		$1,974,000.00	6/17/2024
	1	—		$1,336,000.00	10/29/2024
	1	—		$1,190,000.00	2/25/2025
	1	—		$1,006,000.00	2/9/2026
	—	1	(1)	$484,000.00	5/27/2026
	1	—		$484,000.00	5/27/2026
	1	—		$110,000.00	3/1/2027
	3	—		$68,000.00	2/13/2028
	3	—		$85,000.00	2/13/2028
	3	—		$3,780.00	2/26/2029
	3	—		$4,720.00	2/26/2029
	15	—		$4,100.00	5/6/2029
	15	—		$5,120.00	5/6/2029
	120	—	—	$80.00	2/25/2030
	120	—	—	$100.00	2/25/2030
	1,800	—	—	$154.00	5/4/2030
	1,800	—	—	$192.00	5/4/2030
	2,550	150	(2)	$244.00	2/23/2031
	2,550	150	(2)	$306.00	2/23/2031
	2,750	1,750	(3)	$41.38	2/15/2032
	450	4,050	(3)	$82.75	2/15/2032
	450	4,050	(3)	$124.06	2/15/2032
	450	4,050	(3)	$165.44	2/15/2032
	—	32,000	(4)	$4.57	2/23/2033
	—	32,000	(4)	$5.71	2/23/2033

Gregory Sullivan	1	—		$1,974,000.00	6/17/2024
	1	—		$1,336,000.00	10/29/2024
	1	—		$1,190,000.00	2/25/2025
	1	—		$1,006,000.00	2/9/2026
	—	1	(1)	$1,006,000.00	2/9/2026
	1	—		$110,000.00	3/1/2027
	4	—		$68,000.00	2/13/2028
	4	—		$85,000.00	2/13/2028
	5	—		$3,780.00	2/26/2029
	5	—		$4,720.00	2/26/2029
	22	—		$4,100.00	5/6/2029
	22	—		$5,120.00	5/6/2029
	196	—		$80.00	2/25/2030
	196	—		$100.00	2/25/2030
	2,500	—		$154.00	5/4/2030
	2,500	—		$192.00	5/4/2030
	3,550	201	(2)	$244.00	2/23/2031
	3,550	201	(2)	$306.00	2/23/2031
	3,824	2,427	(3)	$41.38	2/15/2032
	625	5,625	(3)	$82.75	2/15/2032
	625	5,625	(3)	$124.06	2/15/2032
	625	5,625	(3)	$165.44	2/15/2032
	—	35,200	(4)	$4.57	2/23/2033
	—	35,200	(4)	$5.71	2/23/2033

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $1,200,000.00, $1,400,000.00 and $1,600,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2022, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(3)	The shares subject to this stock option vested as to 10% of the shares on February 15, 2023, 10% of the shares on February 15, 2024, 40% of the shares on February 15, 2025 and 40% of the shares on February 15, 2026.
(4)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2024, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	1,375,539	$89.62	1,805,240
Equity compensation plans not approved by security holders	—	—	—
Total	1,375,539	$89.62	1,805,240

(1)	Consists of the Company’s 2012 Amended and Restated Incentive Stock Option Plan, the 2014 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2017 Stock Incentive Plan, the 2018 Equity Incentive Plan, the 2019 Stock Incentive Plan, the 2020 Stock Incentive Plan, the Amended and Restated 2020 Stock Incentive Plan and the 2019 Employee Stock Purchase Plan, the 2020 Employee Stock Purchase Plan, and the 2022 Employee Stock Purchase Plan (the “ESPP”).

(2)	Consists of shares available for future issuance under the Amended and Restated 2020 Plan and our ESPP. As of December 31, 2023, 1,071,599 shares of common stock were available for issuance under the Amended and Restated 2020 Plan and 733,641 shares of common stock were available for issuance under the ESPP.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Dr. Lederman under the Lederman Agreement was $425,000 per annum and as of January 1, 2024, the base salary is $675,000.  The Lederman Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan to serve as our Chief Medical Officer.  The base salary for Dr. Sullivan under the Sullivan Agreement was $225,000 per annum and as of January 1, 2024, the base salary is $499,200.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Pursuant to the Sullivan Agreement, if Dr. Sullivan’s employment is terminated as a result of death or permanent disability, Dr. Sullivan or his estate, as applicable, is entitled to his fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

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

Employment Agreement with Bradley Saenger

On February 23, 2021, the Company entered into an employment agreement (the “Saenger Agreement”) with Mr. Bradley Saenger to serve as our Chief Financial Officer.  The base salary for Mr. Saenger under the Saenger Agreement was $483,600 per annum as of January 1, 2024.  The Saenger Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Saenger Agreement, if the Company terminates Mr. Saenger’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Mr. Saenger is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Mr. Saenger may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Mr. Saenger and his eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Mr. Saenger remained continuously employed by the Company during such period.

Pursuant to the Saenger Agreement, if Mr. Saenger’s employment is terminated as a result of death or permanent disability, Mr. Saenger or his estate, as applicable, is entitled to his fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

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

Employment Agreement with Jessica Morris

On February 23, 2021, the Company entered into an employment agreement (the “Morris Agreement”) with Ms. Jessica Morris to serve as our Chief Operating Officer.  The base salary for Ms. Morris under the Morris Agreement was $494,000 per annum as of January 1, 2024.  The Morris Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

Pursuant to the Morris Agreement, if the Company terminates Ms. Morris’s employment without Cause (as defined below) or Executive resigns for Good Reason (as defined below), Ms. Morris is entitled to the following payments and benefits: (1) her fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Ms. Morris may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of her base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Ms. Morris and her eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Ms. Morris remained continuously employed by the Company during such period.

Pursuant to the Morris Agreement, if Ms. Morris’s employment is terminated as a result of death or permanent disability, Ms. Morris or her estate, as applicable, is entitled to her fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

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

Directors Compensation Table

Each of our non-employee directors, other than the lead director, receives an annual cash retainer of $55,000; the retainer for the lead director is $75,000. In addition, during 2023, each of our non-employee directors received stock options to purchase shares of our common stock valued at $27,475 as determined by the Black Scholes method on the date of grant, which vest on the next annual meeting of stockholders. The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2023 for services to our Company.

Name	Cash Compensation ($)	Option Awards ($)(1)	Total ($)
Richard Bagger	$55,000	$27,475	$82,475
Margaret Smith Bell	$55,000	$27,475	$82,475
David Grange	$55,000	$27,475	$82,475
Adeoye Olukotun	$55,000	$27,475	$82,475
Newcomb Stillwell	$43,542	$69,511	$113,053
Carolyn Taylor	$55,000	$27,475	$82,475
James Treco (2)	$75,000	$27,475	$102,475
Total:	$393,542	$234,361	$627,903

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	Mr. Treco received additional cash compensation for serving as lead director.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2024:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 26 Main Street, Suite 101, Chatham, New Jersey 07928.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED(1)		PERCENTAGE OF COMMON STOCK (2)
5% Holders
Sabby Management, LLC	Common Stock	5,205,348	(3)	6.4
Directors and Executive Officers
Seth Lederman	Common Stock	176,003	(4)	*
Jessica Morris	Common Stock	42,631	(5)	*
Bradley Saenger	Common Stock	40,247	(6)	*
Gregory Sullivan	Common Stock	48,916	(7)	*
Richard Bagger	Common Stock	22,008	(8)	*
Margaret Smith Bell	Common Stock	22,037	(9)	*
David Grange	Common Stock	22,008	(10)	*
Adeoye Olukotun	Common Stock	22,032	(11)	*
Newcomb Stillwell	Common Stock	22,880	(12)	*
Carolyn Taylor	Common Stock	21,446	(13)	*
James Treco	Common Stock	22,274	(14)	*
Officers and Directors as a Group (11 persons)	Common Stock	462,482	(15)	*	%

* Denotes less than 1%

(2) Percentage based upon 80,882,754 shares of common stock issued and outstanding as of March 27, 2024, including 7,158,558 shares underlying prefunded warrants.

(3) Based solely on a Schedule 13G filed with the SEC on January 3, 2024, by Sabby Volatility Warrant Master Fund Ltd., Sabby Management LLC and Hal Mintz share voting and dispositive power over these shares. The mailing address for Sabby Management, LLC and Mr. Mintz is 115 Hidden Hills Drive, Spicewood TX 78669. The mailing address for Sabby Volatility Warrant Master Fund Ltd. is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(4) Includes 171,557 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 2 shares of common stock owned by Lederman & Co, 1 share of common stock owned by L&L, 1 share of common stock owned by Targent, 1 share of common stock owned by Leder Laboratories, Inc. (Leder Labs), 1 share of common stock owned by Starling, 3,878 shares owned through an IRA account and 1 share owned by Dr. Lederman’s spouse. Seth Lederman, as the Managing Member of Lederman & Co and Targent, the Manager of L&L and the Chairman of Leder Labs and Starling, has investment and voting control over the shares held by these entities.

(5) Includes 42,630 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 40,148 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 48,419 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(8) Includes 21,957 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 22,009 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 22,008 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 22,005 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(12) Includes 22,880 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(13) Includes 21,446 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(14) Includes 22,223 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(15) Includes 457,282 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 2 shares of common stock owned by Lederman & Co, 1 share of common stock owned by L&L, 1 share of common stock owned by Targent, 1 share of common stock owned by Leder Labs, 1 share of common stock owned by Starling, 3,878 shares owned through an IRA account of Dr. Lederman, and 1 share owned by Dr. Lederman’s spouse.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” For purposes of our policy only, a “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, PCAOB ID: 274.

(1) Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $522,533 and $383,880, respectively.

(2) Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2023 and 2022.

(3) Tax Fees

We did not incur fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2023 and 2022.

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

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed herewith.

10.01	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.*

10.02	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.*

10.03	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.*

10.04	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.05	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.*

10.06	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.*

10.07	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.*

10.08	Tonix Pharmaceuticals Holding Corp. 2018 Equity Incentive Plan, incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on April 19, 2018.*

10.09	Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.10	Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.11	Tonix Pharmaceuticals Holding Corp. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.12	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2019 and incorporated herein by reference.

10.13	Purchase Agreement, dated August 20, 2019, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 23, 2019 and incorporated herein by reference.

10.14	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.15	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.16	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.17	Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on December 13, 2019.*

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2020 and incorporated herein by reference.

10.19	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.20	Asset Purchase Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and Trigemina, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2020 and incorporated herein by reference. †

10.21	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.22	Assignment and Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.23	Purchase and Sale Agreement, dated July 1, 2020, between Tonix Pharmaceuticals Holding Corp. and Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference. †

10.24	Real Property Purchase and Sale Agreement, dated October 14, 2020, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2020 and incorporated herein by reference. †

10.25	Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2020.*

10.26	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Jessica Morris, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.27	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bradley Saenger, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.28	Purchase and Sale Agreement, dated March 5, 2021, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 15, 2021 and incorporated herein by reference. †

10.29	License Agreement, dated April 14, 2021, between the Company and OyaGen, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021 and incorporated herein by reference †

10.30	Purchase Agreement, dated May 14, 2021, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2021, and incorporated herein by reference.

10.31	Purchase and Sale Agreement, dated July 26, 2021, between the Company and Southern Research, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2021, and incorporated herein by reference.

10.32	Purchase Agreement, dated August 16, 2022, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 17, 2022, and incorporated herein by reference.

10.33	Tonix Pharmaceuticals Holding Corp. 2022 Employee Stock Purchase Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 18, 2022.*

10.34	Form of Securities Purchase Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.35	Form of Side Letter between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.36

Form of Registration Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.37	Asset Purchase Agreement, dated as of June 23, 2023, by and among Upsher-Smith Laboratories, LLC, Tonix Medicines, Inc. and Tonix Pharmaceuticals Holding Corp., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 26, 2023, and incorporated herein by reference.

10.38

Transition Services Agreement, dated as of June 30, 2023, by and among Upsher-Smith Laboratories, LLC and Tonix Medicines Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 3, 2023, and incorporated herein by reference.

10.39	Placement Agent Agreement, dated July 27, 2023, among Tonix Pharmaceuticals Holding Corp., A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023, and incorporated herein by reference.

10.40	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 18, 2023 and incorporated herein by reference.

10.41	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

10.42

Placement Agent Agreement, dated September 28, 2023, among Tonix Pharmaceuticals Holding Corp., A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference.

10.43	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference

10.44	Form of Series A Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference

10.45	Form of Series B Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference

10.46	Loan and Guaranty Agreement, dated as of December 8, 2023, by and among the Loan Parties, the Lenders and the JGB Agent, filed with the Commission on December 8, 2023, and incorporated herein by reference

10.47

Placement Agent Agreement, dated December 20, 2023, between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.48	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.49	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.50	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016, and incorporated herein by reference.

19.01	Tonix Pharmaceuticals Holding Corp. Insider Trading Policy, filed herewith.

21.01	List of Subsidiaries, filed herewith.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.01	Tonix Pharmaceuticals Holding Corp. Compensation Recovery Policy, filed herewith.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

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

TONIX PHARMACEUTICALS HOLDING CORP.

Date: April 1, 2024	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2024
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Bradley Saenger

/s/ RICHARD BAGGER	Director	April 1, 2024
Richard Bagger

/s/ MARGARET SMITH BELL	Director	April 1, 2024
Margaret Smith Bell

/s/ DAVID GRANGE	Director	April 1, 2024
David Grange

/s/ ADEOYE OLUKOTUN	Director	April 1, 2024
Adeoye Olukotun
/s/ NEWCOMB STILLWELL	Director	April 1, 2024
Newcomb Stillwell
/s/ CAROLYN TAYLOR	Director	April 1, 2024
Carolyn Taylor
/s/ JAMES TRECO	Director	April 1, 2024
James Treco