Form 10-Q
period 2024-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2024-05-13
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 95,543,805 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,049	$24,948
Inventory, net	12,351	13,639
Prepaid expenses and other current assets	10,698	9,181
Total current assets	30,098	47,768

Property and equipment, net	93,058	94,028

Intangible assets, net	9,505	9,743
Goodwill	965	965
Operating lease right-to-use assets	757	824
Other non-current assets	960	1,129

Total assets	$135,343	$154,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,649	$3,782
Accrued expenses and other current liabilities	10,733	12,482
Term loan payable, short term	2,820	2,350
Lease liability, short term	277	270
Total current liabilities	20,479	18,884

Term loan payable, long term	6,158	6,561
Series C warrant liabilities	—	14,595
Series D warrant liabilities	—	8,260
Lease liability, long term	563	632

Total liabilities	27,200	48,932

Commitments (See Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares designated as of both March 31, 2024, and December 31, 2023; 0 shares issued and outstanding - as of both March 31, 2024 and December 31, 2023	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 73,724,196 and 58,614,593 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively and 66,359 shares to be issued as of December 31, 2023	74	59
Additional paid in capital	723,906	706,356
Accumulated deficit	(615,597)	(600,658)
Accumulated other comprehensive loss	(240)	(232)

Total stockholders’ equity	108,143	105,525

Total liabilities and stockholders’ equity	$135,343	$154,457

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Product revenue, net	$2,482	$—

COSTS AND EXPENSES:
Cost of sales	1,660	—
Research and development	12,863	26,511
General and administrative	9,310	7,391
Total operating expenses	23,833	33,902

Operating loss	(21,351)	(33,902)

Gain on change in fair value of warrant liabilities	7,005	—
Other (expense) income, net	(593)	897

Net loss available to common stockholders	$(14,939)	$(33,005)

Net loss to common stockholders per common share, basic and diluted	$(0.18)	$(3.21)

Weighted average common shares outstanding, basic and diluted	80,879,108	10,268,500

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(14,939)	$(33,005)

Other comprehensive loss:
Foreign currency translation loss	(8)	(44)

Total other comprehensive loss	(8)	(44)

Comprehensive loss	$(14,947)	$(33,049)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2023	58,614,593	$59	$706,356	$(232)	$(600,658)	$105,525
Issuance of common stock upon exercise of prefunded common warrants	15,043,244	15	(15)	—	—	—
Fair value of warrants reclassified from liabilities to equity	—	—	15,850	—	—	15,850
Employee stock purchase plan	66,359	—	23	—	—	23
Stock-based compensation	—	—	1,692	—	—	1,692
Foreign currency translation loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(14,939)	(14,939)
Balance, March 31, 2024	73,724,196	$74	$723,906	$(240)	$(615,597)	$108,143

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	12,368,620	$12	$677,375	$(167)	$(470,038)	$207,182
Repurchase of common stock under share repurchase program, including transactional expenses of $334	(2,672,044)	(3)	—	—	(13,962)	(13,965)
Issuance of common stock under 2022 Purchase agreement with Lincoln Park	96,000	—	441	—	—	441
Issuance of common stock net of transactional expenses of $101	514,493	1	1,994	—	—	1,995
Employee stock purchase plan	14,999	—	29	—	—	29
Stock-based compensation	—	—	2,794	—	—	2,794
Foreign currency translation loss	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(33,005)	(33,005)
Balance, March 31, 2023	10,322,068	$10	$682,633	$(211)	$(517,005)	$165,427

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,939)	$(33,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,210	893
Amortization of debt discount	302	—
Change in fair value of warrant liabilities	(7,005)	—
Stock-based compensation	1,692	2,794
Changes in operating assets and liabilities:
Prepaid expenses and other	(1,355)	(1,206)
Inventory	1,288	—
Accounts payable	2,976	575
Operating lease liabilities and ROU asset, net	2	(5)
Accrued expenses and other current liabilities	(1,746)	(2,957)
Net cash used in operating activities	(17,575)	(32,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(108)	(3,799)
Net cash used in investing activities	(108)	(3,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of term loan	(235)	—
Repurchase of common stock	—	(13,965)
Proceeds from ESPP	23	29
Proceeds, net of expenses of $0 and $101, from sale of common stock and warrants	—	2,436
Net cash used in financing activities	(212)	(11,500)

Effect of currency rate change on cash	(4)	(43)

Net decrease in cash, cash equivalents and restricted cash	(17,899)	(48,253)
Cash, cash equivalents and restricted cash beginning of the period	25,850	120,470

Cash, cash equivalents and restricted cash end of period	$7,951	$72,217

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$363

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp., through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a fully-integrated biopharmaceutical company focused on developing and commercializing therapeutics to treat and prevent human disease and alleviate suffering. The therapeutics under development include both small molecules and biologics. Tonix markets Zembrace® SymTouch® (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra® (sumatriptan nasal spray) 10 mg (“Tosymra”). Zembrace and Tosymra, which were acquired as of June 30, 2023 (See Note 10), are each indicated for the treatment of acute migraine with or without aura in adults. All other drug product and vaccine candidates are still in development and are not approved or marketed.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2024, the Company had working capital of approximately $9.6 million. At March 31, 2024, the Company had an accumulated deficit of approximately $615.6 million. The Company held cash and cash equivalents of approximately $7.0 million as of March 31, 2024. During the fourth quarter of 2023, the Company engaged CBRE, an international real estate brokerage firm, to potentially find a strategic partner for, or buyer of, its Advanced Development Center in North Dartmouth, Massachusetts (“ADC”), to align with the Company’s current business objectives and priorities. As of March 31, 2024, the Company does not have a commitment in place to sell the building.

The Company believes that its cash resources at March 31, 2024 and the gross proceeds of $4.4 million, that it raised from an equity offering in the second quarter of 2024 (See Note 18), will not meet its operating and capital expenditure requirements through the second quarter of 2024.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and must obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital on terms acceptable to the Company, or at all. Without additional funds, it may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to maintain sufficient funds to continue operations. If any of these events occurs, its ability to achieve development and commercialization goals would be adversely affected and the Company may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The condensed consolidated balance sheet as of December 31, 2023, contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

Risks and uncertainties

The Company’s primary efforts are devoted to conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company now has commercial products available for sale, and generates revenue from the sale of its Zembrace SymTouch and Tosymra products, with no assurance that the Company will be able to generate sufficient cash flow to fund operations from its commercial products or products in development if and when approved. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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

The Company has two products that each accounted for more than 10% of total revenues during the quarter ended March 31, 2024. These products collectively accounted for 100% of revenues during the quarter ended March 31, 2024.

As of March 31, 2024, accounts receivable from five customers accounted for 23%, 22%, 21%, 19% and 13% of total accounts receivable. For the quarter ended March 31, 2024, revenues from five customers accounted for 22%, 21%, 21%, 20% and 14% of net product revenues, respectively. The Company had no commercialized products for the quarter ended March 31, 2023, and therefore had no accounts receivable or revenues in the comparative period.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2024, and March 31, 2023, cash equivalents, which consisted of money market funds, amounted to approximately $24,000 and $71.2 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet at March 31, 2024, of approximately $0.9 million collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 16) and restricted cash held by vendors in escrow accounts for patient support services. Restricted cash at March 31, 2023, of approximately $242,000, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	March 31, 2024	March 31, 2023
	(in thousands)
Cash and cash equivalents	$7,049	$71,975
Restricted cash	902	242
Total	$7,951	$72,217

Accounts Receivable, net

Accounts receivable consists of amounts due from our wholesale and other third-party distributors and pharmacies and have standard payment terms that generally require payment within 30 to 90 days. For certain customers, the accounts receivable for the customer is net of prompt payment or specialty pharmacy discounts. We do not adjust our receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. However, during the period covered by the Transition Services Agreement, the Seller has agreed to collect the accounts receivable on behalf of the Company and net settle within 45 days from each month-end. See Note 10 for further details. The Company had no accounts receivable as of March 31, 2023.

As of March 31, 2024, the Company did not have an allowance for credit losses, as the Company’s exposure to credit losses is deminimis. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the weighted average cost method. Acquired inventory was valued at estimated selling price less reasonable margin. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

The Company’s reserves were approximately $21,000 for both March 31, 2024, and December 31, 2023. The Company did not have inventory on hand prior to the acquisition of Zembrace and Tosymra on June 30, 2023.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 30 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the quarters ended March 31, 2024, and 2023 was $1.0 million and $0.9 million, respectively. The Company’s property and equipment is located in the United States.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consist of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLC (“Upsher Smith”) consummated on June 30, 2023 (See Note 5). The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Amortization expense for the quarter ended March 31, 2024, was $0.2 million. The annual impairment assessment date for indefinite lived intangible assets is June 30. No triggering events were identified during the period of July 1, 2023, through March 31, 2024.

During the year ended December 31, 2015, the Company purchased certain internet domain rights, which were determined to have an indefinite life. Identifiable intangibles with indefinite lives, which are included in Intangible assets, net on the consolidated balance sheet, are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may be less than fair value. As of March 31, 2024, the Company believed that no impairment existed.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. As of March 31, 2024, the Company has recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 5). The annual impairment assessment date is June 30. No triggering events were identified during the period of July 1, 2023 through March 31, 2024.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense in the same period as the relevant expenses are incurred. In August 2022, the Company announced that it received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. Included in Prepaid expenses and other current assets is $0.3 million which was received in April 2024, and resulted in a reduction of research and development expense during the quarter ended March 31, 2024. No funding was received during the quarter ended March 31, 2023.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2024, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Derivative Instruments and Warrant Liabilities

The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives (See Note 13). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

Per Share Data

The computation of basic and diluted loss per share for the quarter ended March 31, 2024, and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For the purposes of computing earnings per share (“EPS”), these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. The weighted average number of outstanding shares of common stock used in the denominator for the calculation of basic loss per share for the quarter ended March 31, 2024 include pre-funded warrants that are accounted for as equity instruments, beginning with their respective issuance dates, as their stated exercise price of $0.0001 is non-substantive and there are no further vesting conditions or limitations on exercise. No income was allocated to the warrants for the quarter ended March 31, 2024, and 2023, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of March 31, 2024, and 2023, are as follows:

	2024	2023
Warrants to purchase common stock	194,321,463	3,196
Options to purchase common stock	9,749,782	1,318,633
Totals	204,071,245	1,321,829

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidated financial statements, including the impact of the financial estimates and the assumptions used. This new rule will first be effective in the Company’s disclosures for the year ending December 31, 2027. The Company is in the process of assessing the impact on our consolidated financial statements and disclosures.

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(in thousands)
Raw Materials	$3,373	$3,611
Work-in-process	1,981	2,539
Finished Goods	7,018	7,510
	12,372	$13,660
Less: Inventory reserves	(21)	(21)
Total Inventory	$12,351	$13,639

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	326	326
Buildings	66,749	66,749
Office furniture and equipment	2,368	2,366
Laboratory equipment	21,904	21,904
Leasehold improvements	34	34
	99,392	99,390
Less: Accumulated depreciation and amortization	(6,334)	(5,362)
	$93,058	$94,028

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of March 31, 2024, the asset was not ready for its intended use.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying value of goodwill as follows:

Amounts
(in thousands)
Balance at December 31, 2023	$965
Acquired during the period	—
Balance at March 31, 2024	$965

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 31, 2024	December 31, 2023
	(in thousands)
Intangible assets subject to amortization
Developed technology	$10,100	$10,100
Less: Accumulated amortization	715	477
Total	$9,385	$9,623
Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$9,505	$9,743

During the quarter ended March 31, 2024, the Company recorded amortization of $238,000. No amortization was recorded during the quarter ended March 31, 2023.

At March 31, 2024, the related amortization for each of the next five years is as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$715
2025	953
2026	953
2027	953
2028 and beyond	5,811
$9,385

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

As of March 31, 2024, and December 31, 2023, the Company used Level 1 quoted prices in active markets to value cash equivalents which were deminimis for both periods presented. The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2024. As of December 31, 2023, Level 3 liabilities included a portion of the Series D Warrants and all Series C Warrants issued in December 2023, which did not meet the criteria for equity classification due to insufficient authorized shares to settle the instruments and were therefore accounted for as liabilities at fair value. After the Company received stockholder approval to increase the number of authorized shares on January 25, 2024, the liability classified Series D Warrants and the Series C Warrants met all requirements for equity classification and, as a result, the Company reclassified them to equity as of January 25, 2024.

The Company used the Black-Scholes option pricing model to estimate the fair value of the Series D Warrants and the Series C Warrants using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For periods prior to the receipt of stockholder approval, the fair value was then adjusted by applying a discount for lack of marketability (“DLOM”) based on the expected timing of receipt of stockholder approval to increase the number of authorized shares and to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635.

The significant unobservable inputs used in the valuation models as of January 25, 2024, the reclassification date, and as of December 31, 2023, to measure the fair value of the Series D Warrants and the Series C Warrants are as follows:

	Series C Warrants		Series D Warrants
Valuation Date:	January 25, 2024	December 31, 2023	January 25, 2024	December 31, 2023
Common stock price	$0.309	$0.403	$0.309	$0.403
Risk-free rate	4.52%	4.23%	4.01%	3.84%
Expected term (in years)	1.71	1.78	5.00	5.15
Expected volatility	106.00%	108.0%	106.00%	108.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Discount for lack of marketability	N/A	5.0%	N/A	5.0%

From December 31, 2023 to the reclassification date, the Company recognized a change in fair value resulting in a gain of $7.0 million related to the liability-classified warrants prior to meeting the criteria for equity classification. Changes in the fair value of the liability-classified warrants are recognized as a separate component in the consolidated statement of operations.

NOTE 7 – DEBT FINANCING

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Term Loan	$10,765	$11,000
Less: current portion	(2,820)	(2,350)
Total long-term debt	7,945	8,650
Less: unamortized debt discount and deferred financing costs	(1,787)	(2,089)
Total long-term debt, net	$6,158	$6,561

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

Borrowings under the Term Loan bear interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest is payable monthly in arrears commencing in December 2023. In connection with the Term Loan, the Company deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The remaining deposit as of March 31, 2024 totals $1.3 million, which is reflected in Prepaid expenses and other current assets on the consolidated balance sheet.

Commencing on March 8, 2024 and continuing monthly through the Maturity Date, the outstanding principal is due and payable in monthly installments of $0.2 million, with the final remaining balance of unpaid principal and interest due and payable on the Maturity Date. In addition, the Company must pay a monthly collateral monitoring charge equal to 0.23% of the outstanding principal amount of the term loan as of the date of payment. The Company incurred $1.1 million in issuance costs, which is being amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate.

Annual future principal payments due on the Term Loan as of March 31, 2024 are as follows (in thousands):

Fiscal years ending
Remainder of 2024	$2,115
2025	2,820
2026	5,830
$10,765

NOTE 8 – STOCKHOLDERS’ EQUITY

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

 The Company was initially provided with a 180-calendar day period, or until April 15, 2024, in which to regain compliance. In the event that the Company did not regain compliance within this 180-day period, the Company was eligible to seek an additional 180 day compliance period if it met the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provided written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. On April 16, 2024, the Company received a letter from Nasdaq, stating that the Company was successful in receiving an additional 180-day compliance period.

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

NOTE 9 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three months ended March 31,
	2024	2023
Zembrace Symtouch	$1,847	$—
Tosymra	635	—
Total product revenues	$2,482	$—

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $3.0 million at March 31, 2024, $0.6 million of which was recorded as a reduction to accounts receivable and $2.4 million recorded as a component of accrued expenses.

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

On June 30, 2023, in connection with the USL Acquisition, the Company and Upsher Smith entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which Upsher Smith will provide certain transition services to the Company for base fees equal to $100,000 per month for the first six months, and $150,000 per months for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month. The Company has amended the transitional services agreement with Upsher Smith so that Upsher Smith can continue to provide for the management of certain government rebates. Upsher Smith will be reimbursed by the Company at cost for any rebates they pay on the Company’s behalf.

The Company has assumed certain obligations of Upsher Smith, including the payment of quarterly royalty payments on annual net sales from the Business in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Royalty payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such royalty payments are payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates shall be reduced by 90% percent with respect to Zembrace, and by 66.7% percent for Tosymra. Prior to Purchaser or a licensee filing an application for marketing authorization for either of the products in a permitted country outside the U.S., the parties will negotiate in good faith the royalty payment rates annual net sales tiers that will apply for such country, based on the market opportunity for the product in such country. If the parties fail to agree, then the royalty payment rates and annual net sales tiers described above will apply.

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

As consideration for acquisition of the Business and certain product-related inventories, the Company paid approximately $23.5 million in cash upfront. On the earlier of March 2024 and the completion of the transition services to be provided by Upsher Smith, as described above, the Company agreed to pay an additional deferred payment of $3.0 million in cash, which is included in Accrued expenses and other current liabilities on the accompanying balance sheet as of March 31, 2024. The Company paid the deferred payment to the Seller in full at the beginning of April 2024.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2023 as if the USL Acquisition had occurred as of January 1, 2023, and gives effect to transactions that are directly attributable to the acquisition, including additional amortization expense related to the fair value of intangible assets acquired and an increase in Cost of Sales related to the acquisition-date fair value adjustment to inventory. On an unaudited pro forma basis, consolidated Net Product Sales and Net Loss for the three months ended March 31, 2023, would have been $4.0 million and $35.4 million, respectively. These amounts are based on financial information of the acquired business and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. The net loss of USL Acquisition business is included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of the USL Acquisition business reflected in the condensed consolidated statements for the three months ended March 31, 2024, is $2.5 million and $1.5 million, respectively.

As described above, in connection with the USL Acquisition, the Company and Upsher Smith entered into a Transition Services Agreement with Upsher Smith related to providing ongoing services associated with the assets acquired, such as procuring and selling migraine therapy products, providing accounting, and billing services and collecting accounts receivable and paying trade payables. Upsher Smith collected and will continue to collect cash on behalf of Tonix for revenue generated by sales of the assets acquired from June 30, 2023 through the transition period and the Seller is obligated to transfer cash generated by such sales to the Company.

The amount due to Upsher Smith for reimbursement of services performed under the transition services agreement was $0.4 million as of March 31, 2024. The transition service fees were netted against the receivables collected of $3.3 million and liabilities paid of $0.4 million, including gross-to-net on behalf of the Company with the net amount due to the Company of $2.5 million recorded within prepaid expenses and other on the consolidated balance sheet as of March 31, 2024. The amount due to USL for reimbursement of services performed under the transition services agreement was $0.5 million as of December 31, 2023. The transition service fees were netted against the receivables collected of $5.1 million and liabilities paid of $4.4 million, including gross-to-net on behalf of the Company with the net amount due to the Company of $0.2 million recorded within prepaid expenses and other on the consolidated balance sheet as of December 31, 2023.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

NOTE 12 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On February 13, 2023, Tonix exercised an option to obtain an exclusive license from Columbia University (“Columbia) for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between Tonix and Columbia. As of March 31, 2024, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 13 – SALE AND PURCHASE OF COMMON STOCK

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

The liability-classified Series D Warrants and all of the Series C Warrants were presented within non-current liabilities on the consolidated balance sheets as of December 31, 2023, and were adjusted to fair value through January 25, 2024, when the warrants were reclassified to equity. Changes in the fair value of the liability-classified warrants were recognized as a separate component in the consolidated statement of operations.

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

During the quarter ended March 31, 2023, the Company sold 0.1 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.4 million.

At-the-Market Offerings

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. There were no sales under the Sales Agreement during the quarter ended March 31, 2024. During the quarter ended March 31, 2023, the Company sold approximately 0.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $2.0 million.

Stock repurchases.

During the quarter ended March 31, 2023, the Company had repurchased 2,512,044 of its shares of common stock outstanding under its 2022 share repurchase program for up to $12.5 million at prices ranging from $2.75 to $8.61 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a new 2023 share repurchase program pursuant to which the Company may repurchase up to $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the quarter ended March 31, 2023, the Company had repurchased 160,000 of its shares of common stock outstanding under the new 2023 share repurchase program at $7.12 per share for a gross aggregate cost of $1.1 million.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

NOTE 14 – STOCK-BASED COMPENSATION

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2024, 1,973,136 options were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2024, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,375,539	$89.62	8.75		$—
Grants	8,477,582	0.40
Exercised	—	—
Forfeitures or expirations	(103,339)	65.60

Outstanding at March 31, 2024	9,749,782	$12.30	9.72		$—
Exercisable at March 31, 2024	573,301	$169.31	8.06	$

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2024 and 2023 was $0.33 and $4.13 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2024, and 2023 were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Risk-free interest rate	4.23% to 5.33%	3.59% to 4.02%
Expected term of option	5.25 to 6.00 years	5.00 to 6.00 years
Expected stock price volatility	111.89% to 137.79%	133.07% to 142.72%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.7 million, of which $1.2 million and $0.5 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2024.

Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2023.

As of March 31, 2024, the Company had approximately $6.9 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.05 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 800,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2024, 733,641 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarter ended March 31, 2024 and 2023, $27,000 and $0, respectively, was expensed. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 66,359 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 15 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0001	7,158,558	N/A
$0.555	81,081,081	December 2025
$0.85	81,081,081	December 2028
$0.50	18,000,000	October 2028
$1.00	7,000,000	August 2028
$100.00	125	November 2024
$114.00	618	February 2025
	194,321,463

During the quarter ended March 31, 2024, 15,043,244 prefunded common warrants were exercised. Subsequent to the quarter ended March 31,2024, 7,158,558 prefunded warrants were exercised.

No warrants were exercised during the quarter ended March 31, 2023.

NOTE 16 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2024, the Company has right-of-use assets of $0.8 million and a total lease liability for operating leases of $0.8 million of which $0.5 million is included in long-term lease liabilities and $0.3 million is included in current lease liabilities.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

At March 31, 2024, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$232
2025	299
2026	142
2027	139
2028 and beyond	108
920
Included interest	(80)
$840

No new leases or amendments were entered into during the quarter ended March 31, 2024. During the quarter ended March 31, 2023, the Company entered into lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $528,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $528,000.

Operating lease expenses were $0.1 for both the quarters ended March 31, 2024, and 2023.

Other information related to leases is as follows:

	As of and for the
Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating cash flow from operating leases (in thousands)	$74	$138

Weighted Average Remaining Lease Term
Operating leases	3.60 years	2.81 years

Weighted Average Discount Rate
Operating leases	4.62%	3.60%

NOTE 17 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $20.8 million at March 31, 2024 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2024 and 2023, the Company charged operations $300,000 for both periods for contributions under the 401(k) Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 18 – SUBSEQUENT EVENTS

On March 28, 2024, the Company entered into an agreement to sell 10,766,666 shares of common stock, pre-funded warrants to purchase up to 3,900,000 shares of common stock, and accompanying Series E warrants to purchase up to 14,666,666 shares of common stock with an exercise price of $0.33 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $0.30, accompanying warrants was $0.33, and the offering price per share of pre-funded warrants was $0.2999.

The Company incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, with the closing of the financing on April 1, 2024, the Company entered into warrant amendments with certain holders of its Common Warrants. The exercise price of each Existing Warrant will be amended to $0.33 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635, or as otherwise provided in the Amendment if stockholder approval is not obtained by October 1, 2024. Stockholders will vote on this proposal on May 22, 2024. Upon stockholder approval, the termination date for Common Warrants to purchase up to an aggregate of 6,950,000 shares will be amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series C Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holder of the Company’s public announcement of the FDA’s acknowledgement and acceptance of the Company’s NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be April 1, 2029. The other terms of the Existing Warrants will remain unchanged. If stockholder approval is not obtained on or by October 1, 2024, then the Company has agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to: our need for additional financing; risks related to the failure to obtain FDA clearances or approvals and noncompliance with FDA regulations; risks related to the failure to successfully market any of our products; risks related to the timing and progress of clinical development of our product candidates; uncertainties of patent protection and litigation; uncertainties of government or third party payor reimbursement; limited research and development efforts and dependence upon third parties; and substantial competition.

Business Overview

We are a fully-integrated biopharmaceutical company focused on developing, licensing and commercializing therapeutics to treat and prevent human disease and alleviate suffering. Tonix’s development portfolio is focused on central nervous system (CNS) disorders. Tonix’s priority is to submit a New Drug Application (NDA) to the FDA in the second half of 2024 for Tonmya™, a product candidate for which two pivotal Phase 3 studies have been completed for the management of fibromyalgia. Tonix has a pre-NDA meeting scheduled with the FDA in the second quarter of 2024. TNX-102 SL is also being developed to treat acute stress reaction as well as fibromyalgia-type Long COVID. Tonix’s CNS portfolio includes TNX-1300 (cocaine esterase), a biologic designed to treat cocaine intoxication that has Breakthrough Therapy designation. Tonix’s immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is a humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. Tonix also has product candidates in development in the areas of rare disease and infectious disease. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

All of our product candidates are investigational new drugs or biologics and have not been approved for any indication.

Tonmya has been conditionally accepted by the U.S. Food and Drug Administration (FDA) as the tradename for TNX-102 SL for the management of fibromyalgia. Tonmya has not been approved for any indication.

Zembrace SymTouch and Tosymra are registered trademarks of Tonix Medicines. All other marks are the property of their respective owners.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our operating expenses for the quarter ended March 31, 2024 and 2023 (in thousands):

	Quarter Ended March 31,
	2024	2023
REVENUE
Product revenue, net	$2,482	$—

COSTS AND EXPENSES:
Cost of sales	$1,660	$—
Research and development	12,863	26,511
General and administrative	9,310	7,391
Total operating expenses	23,833	33,902
Operating loss	(21,351)	(33,902)
Other income, net	6,412	897
Net loss	$(14,939)	$(33,005)

Revenues. The Company recognized revenue beginning in July 2023, as a result of the acquisition of two marketed products. Revenue recognized for the quarter ended March 31, 2024, was $2.5 million.

The Company’s net product revenues are summarized below:

	Quarter Ended March 31,
	2024	2023
Zembrace Symtouch	$1,847	$—
Tosymra	635	—
Total product revenues	$2,482	$—

Cost of Sales. The Company recognized cost of sales beginning in July 2023 as a result of the acquisition of Zembrace and Tosymra from Upsher Smith. Cost of sales recognized for the quarter ended March 31, 2024, was $1.7 million.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2024, were $12.9 million, a decrease of $13.6 million, or 51%, from $26.5 million for the three months ended March 31, 2023. The decrease is predominately due to decreased clinical expenses of $5.0 million, non-clinical expenses of $4.2 million, and manufacturing expenses of $0.9 million as a result of fewer trials in the clinic and pipeline prioritization period over period, employee-related expenses of $0.8 million and lab supplies of $1.8 million, due to a reduction in expenditures.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the quarters ended March 31, 2024, and 2023.

	March 31,
	(in thousands)
	2024	2023	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$1,716	$3,614	$(1,898)
Direct expenses – TNX - 601 ER	528	2,597	(2,069)
Direct expenses – TNX - 801	555	782	(227)
Direct expenses – TNX - 1300	556	56	500
Direct expenses – TNX - 1500	790	2,164	(1,374)
Direct expenses – TNX - 1800	266	703	(437)
Direct expenses – TNX - 1900	491	2,219	(1,728)
Direct expenses – TNX - 3900	—	1,329	(1,329)
Direct expenses – Other programs	360	1,905	(1,545)
Internal staffing, overhead and other	7,601	11,142	(3,541)
Total research & development	$12,863	$26,511	$(13,648)

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

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024, were $9.3 million, an increase of $1.9 million, or 26%, from $7.4 million incurred in the three months ended March 31, 2023. The increase is primarily due to an increase in financial reporting expenses of $0.6 million, related to the special shareholder meetings in Q1 2024, an increase in sales and marketing of $0.4 million, and transition services agreement fees payable to Upsher Smith of $0.7 million.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2024, was $14.9 million, compared to a net loss of $33.0 million for the three months ended March 31, 2023, a decrease of $18.1 million or 55%.

License Agreements

On February 13, 2023, we exercised an option to obtain an exclusive license from Columbia for the development of a portfolio of fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between us and Columbia. As of March 31, 2024, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On June 23, 2023, we entered into an asset purchase agreement with Upsher Smith for the acquisition of certain assets related to Zembrace and Tosymra (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments (such transaction, the “USL Acquisition”). The transaction closed on June 30, 2023.

Additionally, in connection with the acquisition from Upsher Smith, we and Upsher Smith entered into a transition services agreement pursuant to which Upsher Smith agreed to provide certain transition services to us for base fees equal to $100,000 per month for the first six months, and $150,000 per month for the seventh through ninth months, plus additional monthly fees for each service category totaling up to $150,000 per month. We have signed an amendment to the transitional services agreement with Upsher Smith so that Upsher Smith will continue to manage certain government rebates, and Upsher Smith will be reimbursed by us at cost for any rebates they pay on our behalf.

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

We have assumed certain obligations of Upsher Smith, including the payment of quarterly royalty payments on annual net sales from the Business in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Royalty payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory. For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such royalty payments are payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates will be reduced by 90% percent for Zembrace, and by 66.7% percent for Tosymra.

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

 On February 2, 2023, we entered into an asset purchase agreement with Healion Bio Inc., pursuant to which we acquired all the pre-clinical infectious disease assets of Healion for $1.2 million. Because the Healion intellectual property was acquired prior to FDA approval, the $1.2 million cash consideration was expensed as research and development costs since there is no alternative future use and the acquired intellectual property does not constitute a business.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital of $9.6 million, comprised primarily of cash and cash equivalents of $7.0 million, inventory of $12.4 million, and prepaid expenses and other of $10.7 million, offset by $6.6 million of accounts payable, $10.7 million of accrued expenses and other current liabilities, $2.8 million of term loan payable, short term and $0.3 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, and the acquisition of Zembrace and Tosymra. During the fourth quarter of 2023, we engaged CBRE, an international real estate brokerage firm, to potentially find a strategic partner for, or buyer of, our Advanced Development Center in North Dartmouth, Massachusetts (“ADC”), to align with our current business objectives and priorities. Currently, we do not have a commitment in place to sell the building.

The following table provides a summary of operating, investing and financing cash flows for the quarters ended March 31, 2024, and 2023, respectively (in thousands):

	March 31,
	2024	2023
Net cash used in operating activities	$(17,575)	$(32,911)
Net cash used in investing activities	(108)	(3,799)
Net cash used in financing activities	(212)	(11,500)

For the three months ended March 31, 2024, and 2023, we used approximately $17.6 million and $32.9 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a decrease in research and development activities. For the three months ended March 31, 2024, net cash used by financing activities were $0.2 million, predominately from the repayment of the term loan. For the three months ended March 31, 2023, net cash used by financing activities were $11.5 million, predominately from the repurchase of our common stock. Cash used by investing activities for the three months ended March 31, 2024, and 2023, was $0.1 million and $3.8 million respectively, related to the purchase of property and equipment. The decrease is predominately due to less property and equipment purchases as the ADC and RDC were placed in service during 2022.

We believe that our cash resources at March 31, 2024, and the proceeds that we raised from equity offerings subsequent to the end of the first quarter of 2024, will not meet our operating and capital expenditure requirements through the second quarter of 2024.

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

Our future capital requirements will depend on a number of factors, including the availability of financing, the timing and outcome of regulatory approvals, the progress of our research and development of product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, and our success in developing markets for our product candidates.

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

April 2024 Financing

On March 28, 2024, we entered into an agreement to sell 10,766,666 shares of common stock, pre-funded warrants to purchase up to 3,900,000 shares of common stock, and accompanying Series E warrants to purchase up to 14,666,666 shares of common stock with an exercise price of $0.33 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $0.30, accompanying warrants was $0.33, and the offering price per share of pre-funded warrants was $0.2999.

We incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, with the closing of the financing on April 1, 2024, we entered into warrant amendments with certain holders of our Common Warrants. The exercise price of each Existing Warrant will be amended to $0.33 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635, or as otherwise provided in the Amendment if stockholder approval is not obtained by October 1, 2024. Stockholders will vote on this proposal on May 22, 2024. Upon stockholder approval, the termination date for Common Warrants to purchase up to an aggregate of 6,950,000 shares will be amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 8,900,000 shares will be April 1, 2029; the termination date for Series C Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holder of the Company’s public announcement of the FDA’s acknowledgement and acceptance of our NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 34,823,928 shares will be April 1, 2029. The other terms of the Existing Warrants will remain unchanged. If stockholder approval is not obtained on or by October 1, 2024, then the Company has agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Common Stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price.

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

No sales under the 2022 Purchase Agreement occurred during the quarter ended March 31, 2024. During the quarter ended March 31, 2023, we sold 0.1 million shares of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0.4 million.

At-the-Market Offering

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our Common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. No shares of common stock under the Sales Agreement were sold during the quarter ended March 31, 2024. During the quarter ended March 31, 2023, we sold approximately 0.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $2.0 million. During the quarter ended March 31, 2024, no shares of common stock under the Sales Agreement were sold.

Share Repurchase Program

During the quarter ended March 31, 2023, we repurchased 2,512,044 of our shares of common stock outstanding under a $12.5 million share purchase program at prices ranging from $2.75 to $8.61 per share for a gross aggregate cost of approximately $12.5 million. In addition, we incurred expenses of $0.3 million.

In January 2023, the Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to an additional $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the quarter ended March 31, 2023, we repurchased 160,000 of our shares of common stock outstanding under the new share repurchase program at $7.12 per share for a gross aggregate cost of $1.1 million.

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

As of March 31, 2024, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate.

Stock Compensation

Stock Incentive Plans

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2024, 1,973,136 options were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2024 and 2023 was $0.33 and $4.13 per share, respectively.

Stock-based compensation expense relating to options granted of $1.7 million, of which $1.2 million and $0.5 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2024.

Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended March 31, 2023.

As of March 31, 2024, we had approximately $6.9 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.05 years.

Employee Stock Purchase Plan

On May 6, 2022, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”, and together with the 2022 ESPP, the “ESPP Plans”), which was approved by the Company’s stockholders on May 5, 2023.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 800,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2024, 733,641 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the quarter ended March 31, 2024, and 2023, $27,000 and $0, respectively, was expensed. In January 2023, 14,999 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 66,359 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $20.8 million at March 31, 2024 for future work to be performed.

Operating leases

As of March 31, 2024, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$232
2025	299
2026	142
2027	139
2028 and beyond	108
920
Included interest	(80)
$840

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 18, 2023 and incorporated herein by reference.

4.07	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.08	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference.

4.09	Form of Series A Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference.

4.10	Form of Series B Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference.

4.11	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.12	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.13	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.14	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.15	Form of Series E Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.16	Form of Securities Purchase Agreement. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.17	Form of Warrant Amendment Agreement. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

10.01	Placement Agent Agreement dated March 28, 2024, between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: May 13, 2024	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)