Form 10-Q
period 2024-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2024-11-12
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 12, 2024, there were 186,894,225 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$28,233	$24,948
Accounts receivable, net	4,013	—
Inventory	7,931	13,639
Prepaid expenses and other current assets	10,366	9,181
Total current assets	50,543	47,768

Property and equipment, net	42,747	94,028

Intangible assets, net	120	9,743
Goodwill	—	965
Operating lease right-to-use assets	628	824
Other non-current assets	951	1,129

Total assets	$94,989	$154,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,935	$3,782
Accrued expenses and other current liabilities	8,151	12,482
Term loan payable, short term	2,820	2,350
Lease liability, short term	275	270
Total current liabilities	15,181	18,884

Term loan payable, long term	5,172	6,561
Series C warrant liabilities	—	14,595
Series D warrant liabilities	—	8,260
Lease liability, long term	425	632

Total liabilities	20,778	48,932

Commitments (See Note 18)	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares designated as of both September 30, 2024, and December 31, 2023; 0 shares issued and outstanding - as of both September 30, 2024 and December 31, 2023	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 155,631,049 and 2,077,088 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively and 2,074 shares to be issued as of December 31, 2023	156	3
Additional paid in capital	782,891	706,412
Accumulated deficit	(708,586)	(600,658)
Accumulated other comprehensive loss	(250)	(232)

Total stockholders’ equity	74,211	105,525

Total liabilities and stockholders’ equity	$94,989	$154,457

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Product revenue, net	$2,822	$3,989	$7,512	$3,989
COSTS AND EXPENSES:
Cost of revenue	1,555	2,374	6,582	2,374
Research and development	9,114	21,050	31,675	69,535
Selling, general and administrative	7,707	8,712	24,519	23,131
Asset impairment charges	—	—	58,957	—
	18,376	32,136	121,733	95,040

Operating loss	(15,554)	(28,147)	(114,221)	(91,051)

Grant income	1,668	—	1,668	—
Gain on change in fair value of warrant liabilities	—	—	6,150	—
Other (expense) income, net	(327)	172	(1,525)	1,715

Net loss available to common stockholders	$(14,213)	$(27,975)	$(107,928)	$(89,336)

Net loss per common share, basic and diluted	$(0.23)	$(38.63)	$(4.66)	$(143.47)

Weighted average common shares outstanding, basic and diluted	62,122,283	724,190	23,136,172	622,684

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,213)	$(27,975)	$(107,928)	$(89,336)

Other comprehensive loss:
Foreign currency translation loss	(7)	(8)	(18)	(53)

Comprehensive loss	$(14,220)	$(27,983)	$(107,946)	$(89,389)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2023	2,077,088	$2	$706,413	$(232)	$(600,658)	$105,525
Issuance of common stock upon exercise of prefunded common warrants	470,102	1	(1)	—	—	—
Fair value of warrants reclassified from liabilities to equity	—	—	15,850	—	—	15,850
Employee stock purchase plan	2,074	—	23	—	—	23
Stock-based compensation	—	—	1,692	—	—	1,692
Foreign currency transaction loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(14,939)	(14,939)
Balance, March 31, 2024	2,549,264	3	723,977	(240)	(615,597)	108,143
Issuance of common stock, net of transactional expenses of $1,704	4,369,807	4	10,726	—	—	10,730
Issuance of common stock upon exercise of prefunded common warrants	2,913,516	3	(3)	—	—	—
Fair value of warrants reclassified from equity to liabilities	—	—	(9,977)	—	—	(9,977)
Fair value of warrants reclassified from liabilities to equity	—	—	10,832	—	—	10,832
Stock-based compensation	—	—	1,154	—	—	1,154
Foreign currency transaction loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(78,776)	(78,776)
Balance, June 30, 2024	9,832,587	10	736,709	(243)	(694,373)	42,103
Issuance of common stock, net of transactional expenses of $557	3,393,600	3	3,481	—	—	3,484
Issuance of common stock upon exercise of prefunded common warrants	7,931,298	8	(8)	—	—	—
Issuance of common stock under the At-the-Market agreement, net of transactional expenses of $1,681	134,466,637	135	41,667	—	—	41,802
Employee stock purchase plan	6,927	—	4	—	—	4
Stock-based compensation	—	—	1,038	—	—	1,038
Foreign currency transaction loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(14,213)	(14,213)
Balance, September 30, 2024	155,631,049	$156	$782,891	$(250)	$(708,586)	$74,211

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	631,704	$1	$677,386	$(167)	$(470,038)	$207,182
Repurchase of common stock under share repurchase program, including transactional expenses of $334	(83,502)	—	(3)	—	(13,962)	(13,965)
Issuance of common stock under 2022 Purchase agreement with Lincoln Park	3,000	—	441	—	—	441
Issuance of common stock net of transactional expenses of $101	16,089	—	1,995	—	—	1,995
Employee stock purchase plan	469	—	29	—	—	29
Stock-based compensation	—	—	2,794	—	—	2,794
Foreign currency transaction loss	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(33,005)	(33,005)
Balance, March 31, 2023	567,760	1	682,642	(211)	(517,005)	165,427
Issuance of common stock net of transactional expenses of $36	13,766	—	1,029	—	—	1,029
Stock-based compensation	—	—	2,364	—	—	2,364
Foreign currency transaction loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(28,356)	(28,356)
Balance, June 30, 2023	581,526	1	686,035	(212)	(545,361)	140,463
Issuance of common stock under AGP Financing, net of transactional expenses of $726	79,063	—	6,274	—	—	6,274
Issuance of common stock upon exercise of prefunded warrants under AGP Financing	139,689	—	—	—	—	—
Stock-based compensation	—	—	2,079	—	—	2,079
Foreign currency transaction loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(27,975)	(27,975)
Balance, September 30, 2023	800,278	$1	$694,388	$(220)	$(573,336)	$120,833

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,928)	$(89,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,925	3,030
Asset impairment charges	58,957	—
Gain on disposal of property and equipment	—	(196)
Change in fair value of warrant liabilities	(6,150)	—
Inventory write-off	2,018	—
Amortization of debt discount	640	—
Stock-based compensation	3,884	7,237
Changes in operating assets and liabilities:
Accounts receivable	(4,982)	(1,562)
Inventory	3,691	—
Prepaid expenses and other	670	3,334
Accounts payable	346	446
Lease liabilities and ROU asset, net	(8)	24
Accrued expenses and other current liabilities	(358)	(2,640)
Net cash used in operating activities	(46,295)	(79,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a business	—	(22,174)
Disposal of property and equipment	—	992
Purchase of property and equipment	(117)	(7,457)
Net cash used in investing activities	(117)	(28,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred payment related to purchase a business	(3,000)	—
Repurchase of common stock	—	(13,965)
Proceeds from ESPP	27	29
Payment of term loan	(1,645)	—
Proceeds, net of $3,942 and $863 expenses, from sale of common stock and warrants	54,336	9,739
Net cash provided by (used in) financing activities	49,718	(4,197)

Effect of currency rate change on cash	(20)	(55)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,286	(112,554)
Cash, cash equivalents and restricted cash beginning of the period	25,850	120,470

Cash, cash equivalents and restricted cash end of period	$29,136	$7,916

Supplemental disclosures of cash flow information:
Interest expense paid	$954	$—
Non-cash financing and investing activities:
At-the-market agreement receivable	$1,680	—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$275

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp. (“Tonix” or the “Company”), through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a fully integrated biopharmaceutical company focused on transforming therapies for pain management and vaccines for public health challenges.

Tonix’s priority is to advance its TNX-102 SL product candidate for the management of fibromyalgia, for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) based on two statistically significant Phase 3 studies. The FDA granted Fast Track designation to TNX-102 SL for the management of fibromyalgia in the third quarter 2024. The Company expects an FDA decision on the acceptance of the NDA for review and PDUFA date in December and if accepted, a decision on NDA approval in 2025. Fibromyalgia is a common chronic pain condition that affects mostly women. Fibromyalgia is now recognized as the prototypic nociplastic pain syndrome. TNX-102 SL is a non-opioid, centrally acting analgesic developed for long-term use in fibromyalgia. If approved, TNX-102 SL would be the first new drug therapy for fibromyalgia in more than 15 years. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (“DoD”). We expect to initiate enrollment in the OASIS study in the fourth quarter. Tonix’s CNS portfolio includes TNX-1300 (cocaine esterase), a biologic drug candidate in Phase 2 development designed to treat cocaine intoxication that has FDA Breakthrough Therapy designation, and its development is supported by a grant from the U.S. National Institute of Drug Abuse. Tonix’s immunology development portfolio includes TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) in Phase 1 development for the prevention of allograft rejection and for the treatment of autoimmune diseases. TNX-1700 is a fusion protein of TFF2 and albumin and is in the pre-IND stage of development to treat gastric and pancreatic cancer. Tonix also has pre-clinical product candidates in development in the areas of rare disease, including TNX-2900 for Prader-Willi syndrome, and infectious disease, including TNX-801, a potential vaccine to prevent mpox and smallpox. Tonix recently announced a contract with the U.S. DoD’s Defense Threat Reduction Agency (“DTRA”) for up to $34 million over five years to develop TNX-4200, small molecule broad-spectrum antiviral agents targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. Tonix owns and operates a state-of-the art infectious disease research facility in Frederick, MD. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2024, the Company had working capital of approximately $35.4 million. At September 30, 2024, the Company had an accumulated deficit of approximately $708.6 million. The Company held unrestricted cash and cash equivalents of approximately $28.2 million as of September 30, 2024. During the fourth quarter of 2023, the Company engaged CBRE, an international real estate brokerage firm, to potentially find a strategic partner for, or buyer of, its Advanced Development Center in North Dartmouth, Massachusetts (“ADC”), to align with the Company’s current business objectives and priorities. As of September 30, 2024, the Company does not have a commitment in place to sell the ADC.

The Company believes that its cash resources at September 30, 2024 and the net proceeds of $5.1 million that it raised from an equity offering in the fourth quarter of 2024 (See Note 19), will not meet its operating and capital expenditure requirements through the first quarter of 2025.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

The Company has two products that each accounted for more than 10% of total revenues during the three and nine months ended September 30, 2024 and 2023. These products collectively accounted for 100% of revenues during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, accounts receivable from four customers accounted for 29%, 27%, 27%, and 11% of accounts receivable. For the three months ended September 30, 2024, revenues from five customers accounted for 26%, 23%, 22%, 16% and 10% of net product revenues, respectively. For the nine months ended September 30, 2024, revenues from five customers accounted for 24%, 24%, 22%, 16% and 12% of net product revenues, respectively. For the three and nine months ended September 30, 2023, revenues from four customers accounted for 25%, 21%, 18% and 14% of net product revenues, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2024 and September 30, 2023, cash equivalents, which consisted of money market funds, amounted to $24,000 and $3.7 million, respectively. Restricted cash, which is included in Other non-current assets on the condensed consolidated balance sheet, at September 30, 2024, of approximately $0.9 million collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 17) and restricted cash held by vendors in escrow accounts for patient support services. Restricted cash at September 30, 2023, of approximately $1.0 million, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York and restricted cash held by vendors in escrow accounts for patient support services.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	September 30, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$28,233	$6,914
Restricted cash	903	1,002
Total	$29,136	$7,916

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

As of September 30, 2024, the Company did not have an allowance for credit losses, as the Company’s exposure to credit losses is de minimis. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the weighted average cost method. Acquired inventory was valued at estimated selling price less a reasonable margin. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. During the three and nine months ended September 30, 2024, the Company recorded write-downs related to Tosymra and Zembrace finished goods inventory of approximately $0.3 million and $2.0 million, respectively, based on an assessment of inventory on hand and projected sales prior to the respective expiration dates. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

The Company did not have inventory on hand prior to the acquisition of Zembrace and Tosymra on June 30, 2023.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the three months ended September 30, 2024, and 2023 was $0.5 million and $1.0 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024, and 2023 was $2.4 million and $2.8 million, respectively. The Company’s property and equipment is located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consist of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLC (“Upsher Smith”) consummated on June 30, 2023 (See Note 6). The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Amortization expense for the three and nine months ended September 30, 2024, was $0 and $0.5 million, respectively. The Company recorded a full impairment of its developed technology assets during the second quarter of 2024, discussed further below. Amortization expense for the three months ended September 30, 2023, was $0.2 million.

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

During the second quarter of 2024, the Company identified certain triggering events related to and the decommissioning of the ADC. The Company determined that the carrying value of the ADC was not recoverable and that the carrying value exceeded its fair value. As such, the Company recorded a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024. No new triggering events were identified during the third quarter ended September 30, 2024.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Additionally, due to a sustained decline in revenues and continued delays in building out the sales team for its commercialized products, the Company also tested its commercialized products asset group for recoverability during the second quarter of 2024. The Company determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The Company recorded a non-cash impairment charge for the amount of $9.2 million, representing the excess carrying value over the fair value, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology intangible assets, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024. As the carrying value of these intangibles is $0, there were no further impairment considerations during the third quarter ended September 30, 2024.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company previously recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 6). The Company completed the required annual impairment test for goodwill during the second quarter of 2024, which resulted in full non-cash impairment of the Company’s $965,000 of goodwill, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Government Grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority and, in certain arrangements. U.S. GAAP does not have specific accounting standards covering government grants to business entities. The Company applies International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for government grants. Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government grants received are recognized in earnings in the same period the underlying costs for which the grant is intended to compensate are incurred. The Company classifies government grants received under these arrangements as either a reduction to the related research and development expense or as grant income in the consolidated statements of operations, depending on the fee structure of the arrangement.  The Company also applies the disclosure requirements of ASC 832, Government Assistance.

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the nine months ended September 30, 2024, we received $1.1 million in funding as a reduction of related research and development expense. Included in prepaid expenses and other current assets is an additional $0.3 million which was received in October 2024 and resulted in a further reduction of research and development expense during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we received $2.3 million in funding as a reduction of related research and development expense.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the nine months ended September 30, 2024, $1.7 million was recognized in grant income related to the DTRA grant ($0 for the nine months ended September 30, 2023). As of September 30, 2024, $1.2 million of grant income, included above, was earned but not yet received and is presented in prepaid expenses and other current assets.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2024, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Derivative Instruments and Warrant Liabilities

The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives (See Note 14). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Per Share Data

The computation of basic and diluted loss per share for the quarters ended September 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on date of issuance and are included in the basic earnings per share (“EPS”) calculation.

All warrants (See Note 16) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and nine months ended September 30, 2024, and 2023, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of September 30, 2024 and 2023, are as follows:

	2024	2023
Warrants to purchase common stock	6,307,205	218,781
Options to purchase common stock	356,173	43,260
Totals	6,663,378	262,041

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on our disclosures.

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(in thousands)
Raw Materials	$3,346	$3,611
Work-in-process	1,953	2,539
Finished Goods	2,632	7,489
Total Inventory	$7,931	$13,639

During the nine months ended September 30, 2024, the Company recorded write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.0 million based on an assessment of inventory on hand and projected sales prior to the respective expiration dates.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(in thousands)
Contract-related	$1,629	$4,590
Government grants	1,595	199
At-the-market receivable	1,680	—
Non-trade receivables	2,135	—
Debt interest and fees	523	1,513
Inventory	339	508
Insurance	340	143
Other	2,125	2,228
	$10,366	$9,181

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	326
Buildings	24,504	66,749
Office furniture and equipment	1,369	2,366
Laboratory equipment	12,124	21,904
Leasehold improvements	34	34
	46,347	99,390
Less: Accumulated depreciation and amortization	(3,600)	(5,362)
	$42,747	$94,028

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

 During the second quarter of 2024, primarily as a result of the Company’s decision to decommission its ADC facility in Dartmouth, Massachusetts, the Company recognized a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024. The 45,000 square foot facility was purchased on September 28, 2020, for $4.0 million and incurred approximately $61.6 million to the build-out of the facility.

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

On December 23, 2020, the Company completed the purchase of its approximately 44-acre site in Hamilton, Montana for $4.5 million, for the construction of a vaccine development and commercial scale manufacturing facility. As of September 30, 2024, the asset was not ready for its intended use.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying value of goodwill as follows:

Amounts
(in thousands)
Balance at December 31, 2023	$965
Impairment of goodwill	(965)
Balance at September 30, 2024	$—

The Company completed its annual impairment test for goodwill during the second quarter of 2024, which resulted in full impairment of the Company’s $965,000 of goodwill, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	September 30, 2024	December 31, 2023
	(in thousands)
Intangible assets subject to amortization
Developed technology	$10,100	$10,100
Less: Impairment charge	9,147	—
Less: Accumulated amortization	953	477
Total	$—	$9,623
Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$120	$9,743

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

During the three and nine months ended September 30, 2024, the Company recorded amortization of $0 and $476,000, respectively. During the three and nine months ended September 30, 2023, the Company recorded amortization of $238,000.

As a result of certain triggering events identified impacting the Company’s commercialized products asset group during the second quarter of 2024, the Company tested the asset group for impairment as of June 30, 2024, resulting in a full impairment of its Zembrace and Tosymra developed technology intangible assets, of $6.2 million and $3.0 million, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

As of September 30, 2024, and December 31, 2023, the Company used Level 1 quoted prices in active markets to value cash equivalents which were de minimis for both periods presented. The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2024. As of December 31, 2023, Level 3 liabilities included a portion of the Company’s outstanding Series D Warrants and all of the Company’s outstanding Series C Warrants issued in December 2023, which did not meet the criteria for equity classification due to insufficient authorized shares to settle the instruments and were therefore accounted for as liabilities at fair value. After the Company received stockholder approval to increase the number of authorized shares on January 25, 2024, the liability classified Series D Warrants and the Series C Warrants met all requirements for equity classification and, as a result, the Company reclassified them to equity as of January 25, 2024.

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

The following table summarizes the range of significant assumptions used in determining the fair value of liability-classified warrants as of December 31, 2023 and on the respective reclassification dates for the nine months ended September 30, 2024:

	Nine months ended	As of
	September 30, 2024	December 31, 2023
Common stock price	$6.080 - 9.888	$12.896
Risk-free rate	4.01% - 5.37%	3.84% - 4.23%
Expected term (in years)	0.86 - 5.00	1.78 - 5.15
Expected volatility	105.00% - 120.00%	108.00%
Discount for lack of marketability	N/A	5.00%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

A reconciliation of the beginning and ending balances for the liability-classified warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2024:

Warrant liabilities
Balance at December 31, 2023	$22,855
Fair value - mark to market adjustment	(7,005)
Warrants reclassified from liabilities to equity	(15,850)
Balance at March 31, 2024	$—
Warrants reclassified from equity to liabilities	9,977
Fair value - mark to market adjustment	855
Warrants reclassified from liabilities to equity	(10,832)
Balance at June 30, 2024	$—
Warrants reclassified from equity to liabilities	—
Fair value - mark to market adjustment	—
Warrants reclassified from liabilities to equity	—
Balance at September 30, 2024	$—

There were no liability-classified warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three or nine months ended September 30, 2023. Changes in the fair value of the liability-classified warrants are recognized as a separate component of income and expense in the consolidated statement of operations.

NOTE 8 – DEBT FINANCING

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Term Loan	$9,355	$11,000
Less: current portion	(2,820)	(2,350)
Total long-term debt	6,535	8,650
Less: unamortized debt discount and deferred financing costs	(1,363)	(2,089)
Total long-term debt, net	$5,172	$6,561

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Borrowings under the Term Loan bear interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest is payable monthly in arrears commencing in December 2023. In connection with the Term Loan, the Company deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The remaining deposit as of September 30, 2024 totals $0.5 million, which is reflected in Prepaid expenses and other current assets on the consolidated balance sheet.

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

Annual future principal payments due on the Term Loan as of September 30, 2024 are as follows (in thousands):

Fiscal years ending
Remainder of 2024	$705
2025	2,820
2026	5,830
$9,355

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On August 9, 2024, the Company received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 55450(a)(1) (the “Minimum Bid Price Requirement”). The Company was initially provided with a 180 calendar day period, or until February 5, 2024, in which to regain compliance. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional 180 day compliance period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market.

 NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three months ended September 30,
	2024	2023
Zembrace Symtouch	$2,485	$3,292
Tosymra	337	697
Total product revenues	$2,822	$3,989

	Nine months ended September 30,
	2024	2023
Zembrace Symtouch	$6,059	$3,292
Tosymra	1,453	697
Total product revenues	$7,512	$3,989

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $4.8 million at September 30, 2024, of which $1.0 million was recorded as a reduction to accounts receivable and $3.8 million was recorded as a component of accrued expenses.

NOTE 11 – ASSET PURCHASE AGREEMENT WITH UPSHER-SMITH

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Due to a sustained decline in revenues and continued delays in building out the sales team for its commercialized products, the Company also tested its commercialized products asset group for recoverability during the second quarter of 2024. The Company determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The Company recorded a non-cash impairment charge in the amount of $9.2 million, representing the excess carrying value over the fair value, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology intangible assets, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024. As the carrying value of these intangibles is $0, there were no further impairment considerations during the third quarter ended September 30, 2024.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2023 as if the USL Acquisition had occurred as of January 1, 2023, and gives effect to transactions that are directly attributable to the acquisition, including additional amortization expense related to the fair value of intangible assets acquired and an increase in Cost of Sales related to the acquisition-date fair value adjustment to inventory. On an unaudited pro forma basis, consolidated Net Product Sales and Net Loss for the nine months ended September 30, 2023, would have been $11.6 million and $91.3 million, respectively. These amounts are based on financial information of the acquired business and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. The net loss of USL Acquisition business is included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of the USL Acquisition business reflected in the condensed consolidated statements for the three and nine months ended September 30, 2024, is $2.8 million and $1.0 million, and $7.5 million and $15.8 million, respectively.

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

NOTE 12 – ASSET PURCHASE AGREEMENT WITH HEALION

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

NOTE 13 – LICENSE AGREEMENTS WITH COLUMBIA UNIVERSITY

On February 13, 2023, Tonix exercised an option to obtain an exclusive license from Columbia University (“Columbia) for the development of a portfolio of both fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between Tonix and Columbia. As of September 30, 2024, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

NOTE 14 – SALE AND PURCHASE OF COMMON STOCK

July 2024 Financing

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

During the three and nine months ended September 30, 2023, the Company sold 0 and 3,000 shares, respectively, of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0 and $0.4 million, respectively. No shares were sold during 2024 under the 2022 Purchase Agreement.

At-the-Market Offerings

 On July 30, 2024, the Company entered into a Sales Agreement ( the “2024 Sales Agreement”), with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million in ATM sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the 2024 Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three months ended September 30, 2024, the Company sold approximately 134.5 million shares of common stock under the Sales Agreement, as defined below, for net proceeds of approximately $41.8 million. Subsequent to September 30, 2024, the Company has sold 31.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $5.1 million.

On April 8, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. There were no sales under the Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company sold approximately 0 and 29,855 shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $0 million and $3.0 million, respectively. There will be no more sales under the 2020 ATM.

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. No repurchases occurred during the three and nine months ended September 30, 2024.

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

NOTE 15 – STOCK-BASED COMPENSATION

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 1,563 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of September 30, 2024, 10,168 options were available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2024, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	43,235	$50,542.10	8.75		$—
Grants	338,934	10.30
Exercised	—	—
Forfeitures or expirations	(25,996)	34,586.33

Outstanding at September 30, 2024	356,173	$3,622.40	9.32		$—
Exercisable at September 30, 2024	65,691	$17,687.56	8.68	$

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and nine months ended September 2024 was $0.15 per share and $8.68 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 2023 was $26.88 per share and $127.68 per share, respectively.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2024, and 2023 were as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Risk-free interest rate	3.58% to 5.33%	3.42% to 4.35%
Expected term of option	5.25 to 10.00 years	5.0 to 10 years
Expected stock price volatility	111.89% to 140.42%	122.19% to 142.72%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.0 million, of which $0.7 million and $0.3 million, related to General and Administration and Research and Development, respectively, was recognized for the quarter ended September 30, 2024. Stock-based compensation expense relating to options granted of $2.1 million, of which $1.4 million and $0.7 million, related to General and Administration and Research and Development, respectively, was recognized for the quarter ended September 30, 2023.

Stock-based compensation expense relating to options granted of $3.9 million, of which $2.8 million and $1.1 million, related to General and Administration and Research and Development, respectively was recognized for the nine-month period ended September 30, 2024. Stock-based compensation expense relating to options granted of $7.2 million, of which $5.0 million and $2.2 million, related to General and Administration and Research and Development, respectively was recognized for the nine-month period ended September 30, 2023.

As of September 30, 2024, the Company had approximately $4.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.73 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 25,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of September 30, 2024, 22,926 shares were available for future sales under the 2023 ESPP.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2024 and 2023, $27,000 and $34,000, respectively, was expensed. In January 2023, 469 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 2,074 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 6,927 shares that were purchased as of June 30, 2024, under the 2023 ESPP, were issued. Accordingly, during the third quarter of 2024, approximately $4,000 of employee payroll deductions accumulated at June 30, 2024, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $29,000 was returned to the employees.

NOTE 16 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$10.56	458,334	April 2029
$10.56	278,125	April 2029
$10.56	278,125	April 2025
$10.56	217,188	April 2029
$10.56	1,088,263	April 2026
$10.56	1,088,263	April 2029
$16.00	3,131	October 2024
$16.00	3,131	October 2028
$17.76	1,445,526	December 2025
$27.20	1,445,526	December 2028
$32.00	1,569	August 2028
$3,200.00	4	November 2024
$3,648.00	20	February 2025
	6,307,205

During the nine months ended September 30, 2024, 11,315,090 prefunded common warrants were exercised.

No common warrants were exercised during the nine months ended September 30, 2023.

Additionally, with the closing of the financing on April 1, 2024, the Company entered into the Warrant Amendments (as defined in Note 13) with certain holders of its warrants to purchase common stock, agreeing to amend the exercise price of each Existing Warrant to $10.56 upon approval by the Company’s stockholders of a proposal to allow the warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 or, if stockholder approval is not obtained by October 1, 2024, the exercise price would be automatically amended to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Company’s common stock on October 1, 2024, if and only if the Minimum Price is below the then current exercise price. The Company’s stockholders approved the proposal to amend the exercise prices of the Existing Warrants to $10.56 per share and extend the termination dates at the annual meeting of the Company’s stockholders held on May 22, 2024. As such, the table above reflects the modified terms of the Existing Warrants in effect as of September 30, 2024. See Note 13 for further details.

NOTE 17 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At September 30, 2024, the Company has right-of-use assets of $0.6 million and a total lease liability for operating leases of $0.7 million of which $0.3 million is included in long-term lease liabilities and $0.4 million is included in current lease liabilities.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

At September 30, 2024, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$75
2025	299
2026	142
2027	139
2028 and beyond	108
763
Included interest	(63)
$700

No new leases or amendments were entered into during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $898,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $898,000, which represents a non-cash investing and financing activity.

Operating lease expense was $0.1 million for both the three months ended September 30, 2024, and 2023, respectively.

Operating lease expense was $0.2 million and $0.4 million for the nine-months ended September 30, 2024, and 2023, respectively.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating cash flow from operating leases (in thousands)	$222	$434

Weighted Average Remaining Lease Term
Operating leases	3.26 years	3.50 years

Weighted Average Discount Rate
Operating leases	4.81%	4.63%

NOTE 18 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $15.1 million at September 30, 2024 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $100,000 and $600,000 for the three and nine months ended September 30, 2024, respectively, and $200,000 and $700,000 for the three and nine months ended September 30, 2023, respectively, for contributions under the 401(k) Plan.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company sold 31.3 million shares of common stock under the 2024 Sales Agreement, for net proceeds of approximately $5.1 million.

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

Business Overview

We are a fully integrated biopharmaceutical company focused on transforming therapies for pain management and vaccines for public health challenges. Our priority is to advance our TNX-102 SL product candidate for the management of fibromyalgia, for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in October 2024, based on two statistically significant Phase 3 studies. The FDA granted Fast Track designation to TNX-102 SL for the management of fibromyalgia in the third quarter. We expect an FDA decision on the acceptance of the NDA for review and PDUFA date in December and if accepted, a decision on NDA approval in 2025. Fibromyalgia is a common chronic pain condition that affects mostly women. Fibromyalgia is now recognized as the prototypic nociplastic pain syndrome. TNX-102 SL is a non-opioid, centrally acting analgesic developed for long-term use in fibromyalgia. If approved, TNX-102 SL would be the first new drug therapy for fibromyalgia in more than 15 years. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (DoD). We expect to initiate enrollment in the OASIS study in the fourth quarter. Tonix’s CNS portfolio includes TNX-1300 (cocaine esterase), a biologic drug candidate in Phase 2 development designed to treat cocaine intoxication that has FDA Breakthrough Therapy designation, and its development is supported by a grant from the U.S. National Institute of Drug Abuse. Our immunology development portfolio includes TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) in Phase 1 development for the prevention of allograft rejection and for the treatment of autoimmune diseases. TNX-1700 is a fusion protein of TFF2 and albumin and is in the pre-IND stage of development to treat gastric and pancreatic cancer. We also have pre-clinical product candidates in development in the areas of rare disease, including TNX-2900 for Prader-Willi syndrome, and infectious disease, including TNX-801 a potential vaccine to prevent mpox and smallpox. We recently announced a contract with the U.S. DoD’s Defense Threat Reduction Agency (“DTRA”) for up to $34 million over five years to develop TNX-4200, small molecule broad-spectrum antiviral agents targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. We own and operate a state-of-the art infectious disease research facility in Frederick, MD. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

Our product development candidates are investigational new drugs or biologics and have not been approved for any indication.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth our operating expenses for the quarter ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,
	2024	2023
REVENUE
Product revenue, net	$2,822	$3,989

COSTS AND EXPENSES:
Cost of sales	$1,555	$2,374
Research and development	9,114	21,050
Selling, general and administrative	7,707	8,712
Total operating expenses	18,376	32,136
Operating loss	(15,554)	(28,147)
Grant income	1,668	—
Other (expense) income, net	(327)	172
Net loss	$(14,213)	$(27,975)

Revenues. We recognized revenue beginning in July 2023, as a result of the acquisition of two marketed products. Revenue recognized for the quarter ended September 30, 2024 and 2023, was $2.8 million and $4.0 million, respectively.

The Company’s net product revenues are summarized below:

	Three months ended September 30,
	2024	2023
Zembrace Symtouch	$2,485	$3,292
Tosymra	337	697
Total product revenues	$2,822	$3,989

Cost of Sales. We recognized cost of sales beginning in July 2023 as a result of the acquisition of Zembrace and Tosymra from Upsher Smith. Cost of sales recognized for the quarter ended September 30, 2024, was $1.6 million, including write-downs related to Tosymra finished goods inventory of approximately $0.3 million based on an assessment of inventory on hand and projected sales prior to the respective expiration dates. Cost of sales recognized for the quarter ended September 30, 2023, was $2.4 million.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2024 were $9.1 million, a decrease of $11.9 million, or 57%, from $21.0 million for the three months ended September 30, 2023. This decrease is predominately due to decreased clinical expenses of $5.3 million, non-clinal expenses of $2.8 million, manufacturing expenses of $0.5 million as a result of fewer trials in the clinic and pipeline prioritization period over period, employee-related expenses of $2.0 and lab supplies of $0.7 million due to a reduction in expenditures.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended September 30, 2024, and 2023.

	Three months ended September 30,
	(in thousands)
	2024	2023	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$525	$3,365	$(2,840)
Direct expenses – TNX - 601 ER	36	2,901	(2,865)
Direct expenses – TNX - 801	104	551	(447)
Direct expenses – TNX - 1500	743	2,420	(1,677)
Direct expenses – TNX - 1900	667	627	40
Direct expenses – Other programs	801	6,127	(5,326)
Internal staffing, overhead and other	6,238	5,059	1,179
Total research & development	$9,114	$21,050	$(11,936)

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

Selling, general and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024, were $7.7 million, a decrease of $1.0 million, or 11%, from $8.7 million incurred in the three months ended September 30, 2023. The decrease is primarily due to a decrease in employee-related expenses of $0.3 million, a decrease in the transactional services provided by Upsher Smith of $0.7 million and a decrease in sales and marketing of $0.4 million, offset by an increase in professional fees of $0.4 million.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2024 was $14.2 million, a decrease of $13.8 million, or 49%, compared to a net loss of $28.0 million for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth our operating expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
REVENUE
Product revenue, net	$7,512	$3,989

COSTS AND EXPENSES:
Cost of sales	$6,582	$2,374
Research and development	31,675	69,535
Selling, general and administrative	24,519	23,131
Asset impairment charges	58,957	—
Total operating expenses	121,733	95,040
Operating loss	(114,221)	(91,051)
Grant income	1,668	—
Gain on change in fair value of warrant liabilities	6,150	—
Other (expense) income, net	(1,525)	1,715
Net loss	$(107,928)	$(89,336)

Revenues. We recognized revenue beginning in July 2023, as a result of the acquisition of two marketed products. Revenue recognized for the nine months ended September 30, 2024 and 2023, was $7.5 million and $4.0 million, respectively.

The Company’s net product revenues are summarized below:

	Nine months ended September 30,
	2024	2023
Zembrace Symtouch	$6,059	$3,292
Tosymra	1,453	697
Total product revenues	$7,512	$3,989

Cost of Sales. We recognized cost of sales beginning in July 2023 as a result of the acquisition of Zembrace and Tosymra from Upsher Smith. Cost of sales recognized for the nine months ended September 30, 2024, was $6.6 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.0 million based on an assessment of inventory on hand and projected sales prior to the respective expiration dates. Cost of sales recognized for the nine months ended September 30, 2023, was $2.4 million

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2024 were $31.7 million, a decrease of $37.8 million, or 54%, from $69.5 million for the nine months ended September 30, 2023. This decrease is predominately due to decreased clinical expenses of $14.1 million, non-clinal expenses of $10.9 million, manufacturing expenses of $2.9 million as a result of fewer trials in the clinic and pipeline prioritization period over period, employee-related expenses of $4.4 and lab supplies of $3.8 million due to a reduction in expenditures.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the nine months ended September 30, 2024, and 2023.

	Nine months ended September 30, (in thousands)
	2024	2023	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$3,513	$10,342	$(6,829)
Direct expenses – TNX - 601 ER	709	7,431	(6,722)
Direct expenses – TNX - 801	723	2,261	(1,538)
Direct expenses – TNX - 1800	301	1,576	(1,275)
Direct expenses – TNX - 1500	1,966	6,010	(4,044)
Direct expenses – TNX - 1900	1,326	4,168	(2,842)
Direct expenses – Other programs	1,461	10,696	(9,235)
Internal staffing, overhead and other	21,676	27,051	(5,375)
Total research & development	$31,675	$69,535	$37,860

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

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 were $24.5 million, an increase of $1.4 million, or 6%, from $23.1 million incurred in the nine months ended September 30, 2023. The increase is primarily due to an increase in financial reporting expenses of $1.1 million, related to the special shareholder meetings in 2024, an increase in sales and marketing of $0.5 million, an increase in depreciation of property and equipment of $0.3 million and an increase in fees and permits of $0.4 million, related to licenses obtained to sell the migraine products, offset by a decrease in employee-related costs of $1.0 million, due to less employees.

Asset impairment charges. We recognized a non-cash impairment charge of $48.8 million related to property and equipment, a non-cash impairment of $1.0 million related to goodwill, and a non-cash impairment charge of $9.2 million related to intangible assets, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

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

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2024 was $107.9 million, an increase of $18.6 million, or 21%, compared to a net loss of $89.3 million for the nine months ended September 30, 2023.

License Agreements

On February 13, 2023, we exercised an option to obtain an exclusive license from Columbia for the development of a portfolio of fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between us and Columbia. As of September 30, 2024, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

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

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of $35.4 million, comprised primarily of cash and cash equivalents of $28.2 million, Accounts receivable, net of $4.0 million, Inventory of $7.9 million and prepaid expenses and other of $10.4 million, offset by $3.9 million of accounts payable, $8.1 million of accrued expenses, short-term loan payable of $2.8 million, and current lease liabilities of $0.3 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, and the operations related to Zembrace and Tosymra. During the fourth quarter of 2023, we engaged CBRE, an international real estate brokerage firm, to potentially find a strategic partner for, or buyer of, our Advanced Development Center in North Dartmouth, Massachusetts (“ADC”), to align with our current business objectives and priorities. Currently, we do not have a commitment in place to sell the ADC.

The following table provides a summary of operating, investing and financing cash flows for the nine months ended September 30, 2024, and 2023, respectively (in thousands):

	Nine Months ended September 30,
	2024	2023
Net cash used in operating activities	$(46,295)	$(79,663)
Net cash used in investing activities	(117)	(28,639)
Net cash provided by (used in) financing activities	49,718	(4,198)

For the nine months ended September 30, 2024 and 2023, we used approximately $46.3 million and $79.7 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a decrease in research and development activities. For the nine months ended September 30, 2024, net cash provided by financing activities was $49.7 million predominately from the issuance of common stock offset by the deferred payment to USL. For the nine months ended September 30, 2023, net cash used in financing activities was $4.2 million, predominately from the repurchase of our common stock. Cash used in investing activities for the nine months ended September 30, 2024 was $0.1 million related to the purchase of property and equipment, and $28.6 million for the nine months ended September 30, 2023 related to the purchase of the USL assets and property and equipment.

We believe that our cash resources at September 30, 2024, and the proceeds that we raised from equity offerings subsequent to the end of the third quarter of 2024 will meet our operating and capital expenditure requirements into the first quarter of 2025, but not beyond.

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

2024 At-the-Market Offering

On July 30, 2024, we entered into a Sales Agreement with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million in the ATM. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three months ended September 30, 2024, we sold approximately 134.5 million shares of common stock under the Sales Agreement, for net proceeds of approximately $41.8 million. Subsequent to September 30, 2024, we sold 31.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $5.1 million.

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

During the three and nine months ended September 30, 2023, we sold 0 and 3,000 shares, respectively, of common stock under the 2022 Purchase Agreement, for net proceeds of approximately $0 and $0.4 million, respectively. No shares were sold during 2024 under the 2022 Purchase Agreement.

At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. There were no sales under the Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we sold approximately 0 shares and 29,855 shares, respectively, of common stock under the Sales Agreement, for net proceeds of approximately $0 million and $3.0 million, respectively. There will be no more sales under the 2020 ATM.

Share Repurchase Program

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. No repurchases occurred during the three and nine months ended September 30, 2024.

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 1,563 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of September 30, 2024, 10,168 options were available for future grants under the Amended and Restated 2020 Plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than our closing stock price at the respective dates.

The weighted average fair value of options granted during the three and nine months ended September 2024 was $0.15 per share and $8.68 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 2023 was $26.88 per share and $127.68 per share, respectively.

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

Stock-based compensation expense relating to options granted of $1.0 million, of which $0.7 million and $0.3 million, related to General and Administration and Research and Development, respectively, was recognized for the quarter ended September 30, 2024. Stock-based compensation expense relating to options granted of $2.1 million, of which $1.4 million and $0.7 million, related to General and Administration and Research and Development, respectively, was recognized for the quarter ended September 30, 2023.

Stock-based compensation expense relating to options granted of $3.9 million, of which $2.8 million and $1.1 million, related to General and Administration and Research and Development, respectively was recognized for the nine-month period ended September 30, 2024. Stock-based compensation expense relating to options granted of $7.2 million, of which $5.0 million and $2.2 million, related to General and Administration and Research and Development, respectively was recognized for the nine-month period ended September 30, 2023.

As of September 30, 2024, we had approximately $4.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 1.73 years.

Employee Stock Purchase Plans

On May 6, 2022, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan. (the “2022 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”, and together with the 2022 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 5, 2023.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 25,000 shares of our common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of September 30, 2024, 22,926 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2024 and 2023, $27,000 and $34,000, respectively, was expensed. In January 2023, 469 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 2,074 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 6,927 shares that were purchased as of June 30, 2024, under the 2022 ESPP, were issued. Accordingly, during the third quarter of 2024, approximately $4,000 of employee payroll deductions accumulated at June 30, 2024, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $29,000 was returned to the employees.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $15.1 million at September 30, 2024 for future work to be performed.

At September 30, 2024, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$75
2025	299
2026	142
2027	139
2028 and beyond	108
763
Included interest	(63)
$700

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

We completed the required annual impairment test for goodwill as of June 30, 2024, primarily using an income approach or discounted cash flow analysis. Additionally, due to a sustained decline in revenues and continued delays in building out the sales team for our commercialized products, we also tested the commercialized products asset group for recoverability as of June 30, 2024, and determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow model included revenue growth, long-term growth rate, and discounts rate. The impairment assessments resulted in full non-cash impairment of $965,000 of goodwill and $9.2 million, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology, intangible assets, which are reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

During the second quarter of 2024, we identified certain triggering events related to the ADC and the decommissioning of the ADC. The Company determined that the carrying value of the ADC was not recoverable and that the carrying value exceeded its fair value. We engaged independent appraisers to value the building and land, using sales comparison and income capitalization approaches, and the related fixed assets using a indirect cost approach and market approach. The assessments resulted in a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the nine months ended September 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on our disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of September 30, 2024, as the material weakness described below has been remediated.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In the 2024 Form 10-Q, filed with the SEC on August 16, 2024, management concluded that our internal control over financial reporting was not effective as of June 30, 2024. In the evaluation, we did not maintain an effective control environment over the internal control activities to ensure the proper recognition and measurement related to the accounting for complex and non-routine transactions. We did not have adequate supervision and review controls over the complex accounting related to the non-cash impairment of intangibles, non-cash equity transactions and the recoverability of inventory. As a result, management review of asset impairment calculations did not identify errors in the associated cash flow projections which led to an error in the conclusion of the initial impairment assessment.  We also did not properly assess the realizability of inventory based upon the projections utilized and our assessment of an amendment to existing warrants that were reclassified into equity in the same period did not include a quantitative evaluation of the potential materiality of revaluation adjustments.

In connection with the material weakness as it relates to the accounting for complex and non-routine transactions related to the non-cash impairment of intangibles, non-cash equity transactions and the recoverability of inventory, management re-evaluated the effectiveness of such controls as of September 30, 2024, and concluded that such controls were operating effectively as of September 30, 2024. The remediation of the material weakness over the complex accounting related to the non-cash impairment of intangibles, non-cash equity transactions was as a result of no material balances related to these financial statement captions as of September 30, 2024, and consequently there was no risk of material misstatements for these financial statement captions. In relation to the realizability of inventory, the remediation of this material weakness constituted expanded review processes including but not limited to the assessment of additional data points for the assessment and additional personnel included to evaluate our ability to realize inventory balances.

Changes in internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

2.01	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.
3.03	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.04	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.05	Specimen Common Stock Certificate, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 16, 2022.

3.08	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 9, 2023.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Pre-Funded Warrant, dated as of July 9, 2024, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.01	Placement Agency Agreement, dated as of July 9, 2024, between Tonix Pharmaceuticals Holding Corp. and Dawson James Securities Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.02	Warrant Agent Agreement, dated as of July 10, 2024, between Tonix Pharmaceuticals Holding Corp. and VStock Transfer, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.03	Form of Securities Purchase Agreement, dated as of July 9, 2024, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.04	Sales Agreement, dated July 30, 2024, by and between Tonix Pharmaceuticals Holdings Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 30, 2024 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Executive Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: November 12, 2024	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)