Form 10-K
period 2024-12-31
Tonix Pharmaceuticals Holding Corp.
filed 2025-03-18
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2024, based on the closing sales price of the common stock as quoted on The NASDAQ Global Market was $6,857,126. For purposes of this computation, all officers and directors are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 17, 2025, there were 6,434,881 shares of registrant’s common stock outstanding.

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

Forward-looking statements include, but are not necessarily limited to, those relating to:

●	Our prospects are dependent on the success of TNX 102-SL for the management of Fibromyalgia (“FM”) and progressing our pipeline through development stages. To the extent regulatory approval of TNX-102 SL is delayed or not granted or, if approved, TNX-102 SL is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

●	The commercial success and market acceptance of our products, including the coverage of our products by payors and pharmacy benefit managers; our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies, the entry of other products competitive with our commercial products;

●	Our ability to successfully execute business development, strategic partnerships, and investment opportunities to build and grow for the future;

●	Our ability to achieve the expected financial performance from our marketed products Tosymra® and Zembrace® Symtouch®, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating this commercial business;

●	The ability of our third-party manufacturers to manufacture adequate quantities of commercially saleable inventory and active pharmaceutical ingredients for each of our products, and our ability to maintain our supply chain;

●	Our ability to raise additional capital, if necessary;

●	The timing and results of any future research and development efforts including potential clinical studies relating to any future product candidates;

●	Our common stock maintaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share.

Business Overview

Tonix Pharmaceuticals (“Tonix” or the “Company”) is a fully-integrated biopharmaceutical company developing and commercializing therapeutics to treat, and vaccines to prevent, disease and alleviate suffering. Tonix’s primary focus is to obtain U.S. marketing authorization for TNX-102 SL (cyclobenzaprine HCl sublingual tablet) 5.6 mg (2 x 2.8 mg tablets) for the management of fibromyalgia (“FM”) from the U.S. Food and Drug Administration (“FDA”). The FDA assigned a prescription drug user fee act (“PDUFA”) goal date of August 15, 2025, for a decision on marketing authorization for TNX-102 SL. In addition, we market two FDA-approved, prescription products for the treatment of acute migraine, and we are developing a robust pipeline of potential new products.

Our pipeline has been generated from internal discovery, as well as licenses, acquisitions and collaborations with academic institutions and non-profit organizations. Our development portfolio is focused on central nervous system (“CNS”), disorders, but also consists of immunology, infectious disease and rare disease, product candidates. The CNS portfolio includes small molecules and biologics to treat pain, neurologic, psychiatric and addiction conditions and includes TNX-1300 which is in Phase 2 clinical development to treat cocaine intoxication partially funded by the U.S. National Institute on Drug Abuse (NIDA). Our immunology portfolio includes TNX-1500 (anti-CD40L monoclonal antibody, or mAb), a biologic which has shown encouraging results in Phase 1, which we plan to study to prevent organ transplant rejection and treat autoimmune diseases. Our infectious disease portfolio includes TNX-801 (horsepox, live virus vaccine) a vaccine in development to prevent smallpox and mpox (formerly known as monkeypox) and TNX-4200, which is a discovery program for broad spectrum antiviral drugs funded by a U.S Department of Defense contract for up to $34 million over five years. TNX-4200 is being developed at our R&D facility located in Frederick, Maryland, (“RDC”), which has biosafety level 2 (BSL-2) with BSL-3 components. Tonix’s product development candidates are investigational new drugs or biologics and have not been approved for any indication.

Central Nervous System (CNS) Pipeline

In October 2024, Tonix submitted a New Drug Application (“NDA”) to the FDA for TNX-102 SL 5.6 mg for the management of FM, a proprietary sublingual tablet formulation of cyclobenzaprine (“CBP”) designed for bedtime administration, and in December 2024, the FDA assigned a PDUFA goal date of August 15, 2025, for a decision on marketing authorization for TNX-102 SL. FM is a chronic pain disorder characterized by widespread pain, non-restorative sleep, fatigue and impaired cognition. TNX-102 SL is a centrally-acting, non-opioid analgesic designed for long-term bedtime use and has been studied in three Phase 3 trials using TNX-102 SL 5.6 mg, two studies reported statistically significant results. The FDA granted TNX-102 SL Fast Track designation in July 2024. We are preparing for a commercial launch of TNX-102 SL in the fourth quarter of 2025, conditional on FDA approval.

In March 2024, Tonix announced it selected two contract manufacturing organizations (CMOs), one of which is Almac Pharma Services, a member of the privately owned Almac Group, as dual supply sources for the potential launch and commercialization of TNX-102 SL in the U.S.

 TNX-102 SL also is being developed also as a treatment for acute stress reaction (“ASR”) and to prevent acute stress disorder (“ASD”) and posttraumatic stress disorder (“PTSD”) under a physician-initiated Investigational New Drug Application (“IND”) in partnership with the University of North Carolina (“UNC”) Institute for Trauma Recovery.

In addition, TNX-102 SL has active INDs for the treatment of PTSD, agitation in Alzheimer’s disease (“AAD”), alcohol use disorder (“AUD”) and the management of multi-site pain associated with Long COVID (also known as Post-Acute SARS-CoV-2 or PASC). TNX-102 SL for AAD has been granted Fast Track designation by the FDA. We are currently not actively studying TNX-102 SL in PTSD, AAD or AUD. Tonix is continuously evaluating further indications for which TNX-102 SL could potentially provide benefit.

Another CNS candidate in development is TNX-1300 (double-mutant cocaine esterase) which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA. TNX-1300 was licensed from Columbia University in 2019 after a Phase 2 study showed that it rapidly and efficiently disintegrates cocaine in the blood of volunteers who received intravenous (i.v.) cocaine. In August of 2022, we received a Federal Grant from the U.S. National Institute on Drug Abuse (“NIDA”) a part of the U.S. National Institutes of Health (“NIH”) to advance the development of TNX-1300 as a treatment for cocaine intoxication.

Finally, we are developing TNX-1900 (intranasal potentiated oxytocin) for several CNS disorders through investigator-initiated studies. TNX-1900 is in development through investigator-initiated studies at Massachusetts General Hospital (“MGH”) for the treatment of binge eating disorder (“BED”), adolescent obesity, and bone health in pediatric autism. TNX-1900 is in development through an investigator-initiated study at the University of Washington for the treatment of social anxiety disorder.

Immunology Pipeline

Our lead candidate in the immunology pipeline is TNX-1500, an Fc-modified humanized monoclonal antibody (“mAb”), directed against CD40-ligand (CD40L, also known as CD154). TNX-1500 was engineered to modulate binding to Fc receptors with the goal of maintaining the activity of first-generation mAbs, yet with reduced risk of thrombotic complications. TNX-1500 is being developed to prevent organ transplant rejection as well as to treat autoimmune conditions. Topline results from a Phase 1 single ascending dose escalation study at 3 mg/kg, 10 mg/kg and 30 mg/kg of TNX-1500 in healthy volunteers was reported in the first quarter of 2025.

TNX-1500 has also been studied in combination with other immunosuppressive agents in allogeneic transplants in non-human primates at MGH. In experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Results from experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8.

TNX-1500 also is being studied in combination with other immunosuppressive agents in xenogeneic organ transplants in non-human primates at MGH. In some of these studies, genetically engineered (“GE”) pigs in baboon transplants were treated with cold perfused ischemia minimization and a novel co-stimulation-based immunosuppressive regimen including TNX-1500. The results of these preclinical studies were encouraging and demonstrated the potential of GE pig hearts in the context of a clinically applicable regimen. The multi-GE pigs were provided by eGenesis and Revivicor. Revivicor is a subsidiary of United Therapeutics. Some results from the collaboration with MGH and eGenesis were published in the peer-reviewed journal, Nature in 2023. In March of 2024, MGH announced the first GE pig kidney transplant into a living recipient supported in part by the pre-clinical work with TNX-1500. Subsequently, several other GE pig kidney transplants have been performed. TNX-1500 treatment has not been used in any human transplant recipient.

Our immunology pipeline also includes TNX-1700, a recombinant Trefoil Factor Family 2 (“hTFF2-HSA”) fusion protein that was licensed from Columbia University in 2019. TNX-1700 consists of TFF2 fused to human serum albumin and is a biologic being developed to treat gastric and colorectal cancers by an immune-oncology mechanism, in combination with PD1 blockers, and is in the preclinical stage of development. We presented data that show a murine version of TNX-1700 consisting of a fusion protein with murine serum albumin was able to evoke anti-tumor immunity in the MC38 mouse model of colorectal cancer as monotherapy and that TNX-1700 augmented the efficacy of anti-PD1 therapy in both the MC38 model and the CT26.wt mouse models of colorectal cancer. We plan to request an INTERACT meeting with the FDA in 2025 to seek early guidance on program development.

Infectious Disease Pipeline

Our infectious disease portfolio includes vaccines based on our live virus vaccine or recombinant pox vaccine (“RPV”) platform. Live virus vaccines are believed to protect against poor clinical outcomes of infectious diseases by eliciting T cell responses in addition to antibody responses.

TNX-801, a live minimally replicative vaccine based on synthesized horsepox, is in the pre-IND stage of development to protect against smallpox and mpox. In 2022 the WHO determined that the upsurge of mpox Clade IIb constituted a public health emergency of international concern (PHEIC). Mpox Clade IIB subsequently has become endemic in the U.S. mostly in populations of men who have sex with men. In August 2024, the WHO determined that the upsurge of mpox clade Ib in a growing number of countries in Africa constituted a PHEIC. The WHO reaffirmed the PHEIC status of mpox clade Ib in February of 2025. Mpox cases of the new clade Ib mpox have been detected in the United States and many other countries outside of Africa. Non-human primates vaccinated with TNX-801 were protected from mpox clade Ia in studies reported in the first quarter of 2020 and published in the peer-reviewed journal Vaccines in 2023.

In September 2024, at the DoD’s MHSRS conference and in October 2024 at the World Vaccine Congress in Barcelona, Spain, Tonix presented new data on a potential mpox vaccine, TNX-801, demonstrating tolerability and no evidence of spreading to blood or tissues, even at high doses, in immunocompromised animals. After a single-dose vaccination, TNX-801 prevented clinical disease and lesions, and also decreased shedding in the mouth and lungs of animals after a lethal challenge with clade Ia monkeypox. These findings are consistent with TNX-801 inducing mucosal immunity and suggest TNX-801 may block forward transmission. In September 2024, the Company also announced that the WHO’s preferred target product profile (“TPP”) aligns with the characteristics of TNX-801. Key elements of the WHO draft TPP include single-dose, durable protection, administration without special equipment, and stability at ambient temperature. Other potential beneficial characteristics include the ability to limit forward transmission, use in case-contact vaccination strategies and suitability for use in immunocompromised individuals.

In October 2023, at the World Vaccine Congress - Europe, we reported that the TNX-801 vaccine was shown to be greater than 10 to 1,000-fold more minimally replicative than older vaccinia-based smallpox vaccines in both human primary cell lines and immunocompromised mice. In October 2024, at the World Vaccine Congress - Europe, we highlighted positive preclinical efficacy data of TNX-801, demonstrating tolerability in immunocompromised animals and showed that TNX-801 is unable to spread in blood or tissues in these animals, even at an approximately 100-fold higher dose than 20th century vaccinia vaccines in immune-comprised mice. These data were published in the peer-reviewed journal mSphere in 2024.

TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector. The company’s Good Manufacturing Practice (“GMP”)-capable advanced manufacturing facility in Dartmouth, MA was purpose-built to manufacture TNX-801. The GMP suites are currently decommissioned but are ready to be reactivated in case of a national or international emergency.

TNX-1800 is a live virus vaccine on the RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain, which has shown encouraging results in non-human primates. In June 2024, the Company announced preclinical data, demonstrating immunity and tolerability, during an oral keynote talk at the Vaccine Congress 2024. Like TNX-801, TNX-1800 is a live minimally replicative vaccine based on horsepox that is believed to provide immune protection with better tolerability than modern vaccinia viruses. TNX-1800 was selected by the NIH’s Project NextGen for inclusion in clinical trials as part of a select group of next generation COVID-19 vaccine candidates with the intent to identify promising vaccine platforms. If Tonix is able to provide TNX-1800 to NIH, they would conduct a Phase 1 trial and cover the full cost. However, Tonix has not prioritized the production of TNX-1800, so it is uncertain whether or how quickly this project will progress. The COVID-19 vaccines approved for use in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred, and in their ability to block forward transmission. Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades, and some live virus vaccines have significantly inhibited forward transmission. With respect to TNX-1800 vaccination, we reported positive efficacy data from animal challenge studies using live SARS-CoV-2 in the first quarter of 2021. These data were published in the peer-reviewed journal Vaccines in 2023. In this study, TNX-1800 vaccinated, SARS-CoV-2 challenged animals had undetectable SARS-CoV-2 in the upper airways, which we believe relates to potential inhibition of forward transmission of this respiratory pathogen.

Tonix is developing potential broad-spectrum antiviral drugs in three programs: CD45-targeted therapeutics (TNX-4200), cathepsin inhibitors (TNX-3900) and viral glycan-targeted engineered biologics (TNX-4000). The DoD announced in December 2022 a plan to move beyond a ‘one bug, one drug’ approach and are seeking broad-spectrum drugs since it may be hard to predict which or how many viruses may be deployed on the battlefield.

In July 2024 Tonix was awarded a contract with a potential for up to $34 million over five years by the Defense Threat Reduction Agency (DTRA), an agency within the DoD. The objective of the contract is to develop small molecule broad-spectrum antiviral agents for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. Tonix’s program will focus on optimization and development of its TNX-4200 program, to develop an orally available CD45 antagonist with broad-spectrum efficacy against a range of viral families through preclinical evaluation. The program is expected to establish physicochemical properties, pharmacokinetics, and safety attributes to support an IND submission and to fund a first-in-human Phase 1 clinical study. Tonix plans to leverage previous research on phosphatase inhibitors, specifically compounds that target CD45, to optimize lead compounds for therapeutic intervention of biothreat agents and provide the government with a complete and cost-effective solution for a broad-spectrum medical countermeasure. Tonix’s premise is that partial inhibition of CD45 will provide optimal antiviral protection while requiring lower plasma drug concentrations, a lower dose, and a better safety profile.

Tonix will utilize its state-of-the-art research laboratory capabilities, including a Biosafety Level 3 (BSL-3) lab and an Animal Biosafety Level 3 (ABSL-3) facility at the RDC, as well as experienced personnel in-house.

Rare Disease Pipeline

Our rare disease portfolio consists of TNX-2900 (intranasal potentiated oxytocin) for Prader-Willi syndrome (“PWS”), a genetic disorder characterized by complex symptoms. The formulation technology for TNX-2900 was acquired from Trigemina, Inc. and licensed from Stanford University in 2020. The potentiated formulation includes magnesium, which has been shown in animal studies to potentiate binding of oxytocin to the oxytocin receptor. The therapeutic technology was licensed from Inserm, the French National Institute of Health and Medical Research. TNX-2900 was granted Orphan-Drug Designation by the FDA in the second half of 2023 and the IND was cleared by the FDA in the fourth quarter of 2023 and received Rare Pediatric Disease Designation on March 21, 2024. PWS, an orphan condition, is a rare genetic disorder of failure to thrive in infancy, associated with uncontrolled appetite beginning in childhood with complications of obesity and diabetes. We have sponsored a research program at Inserm to study oxytocin on suckling behavior in mice that have been engineered to express one of the PWS gene mutations.

Marketed Medicines

Our commercial portfolio consists of two FDA-approved prescription products for the treatment of migraine: Zembrace SymTouch (sumatriptan injection) 3 mg and Tosymra (sumatriptan nasal spray) 10 mg. Zembrace SymTouch and Tosymra are both indicated for the treatment of acute migraine with or without aura in adults. Zembrace SymTouch is the only branded sumatriptan autoinjector professionally promoted in the United States and is designed for ease of use and favorable tolerability with a low 3 mg dose. Tosymra is a novel intranasal sumatriptan product formulated with a permeation enhancer that provides rapid and efficient absorption of sumatriptan. Tosymra was approved on the basis of bioequivalence to subcutaneous (s.c.) sumatriptan. Tonix Medicines is the only manufacturer with both a branded injectable and nasal spray indicated for the acute treatment of migraine with or without aura in adults.

In September 2024, Tonix announced that the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 12,097,183 to the Company, claiming use of a pre-filled autoinjector comprising a composition of Zembrace® SymTouch® for treating migraines via subcutaneous administration. This patent, excluding possible patent term extensions, is expected to fortify protection and market exclusivity into 2036. Additionally, Tonix announced that the USPTO issued U.S. Patent No. 12,090,139 to the Company, claiming a pharmaceutical composition, a method of treating migraine via intranasal administration, and an intranasal delivery system for Tosymra®. This patent is expected to fortify protection and market exclusivity into 2030.

In June 2024, the Company presented data at the 66th Annual Scientific Meeting of the American Headache Society (AHS) comparing real-world data with real-world usage of non-oral migraine products with the most recent AHS consensus statement. This data stressed the need for customizing treatment of migraine headaches to the needs of patients. Thus far, real world data show that conformity with the guidelines and the consensus statement have yet to be achieved but has the potential to be increased. The data show the use of non-oral drugs for treating an acute migraine attack was only 7% in 2012 and has decreased to below 4% in 2023, when the potential need for such drugs is anticipated to be a more substantial percentage of migraineurs based on epidemiological data. In 2024, Tonix Medicines launched a national educational campaign focusing on the link between migraine, gastroparesis, and the need for non-oral acute migraine therapies.

Facilities

Relating to our development programs, we own and operate the RDC in Frederick, Maryland consisting of one building totaling approximately 48,000 square feet. The RDC conducts research on CNS, immunology, and infectious disease candidates. The RDC facility is mostly biosafety level 2 (BSL-2), with some components designated BSL-3. We also own an Advanced Development Center (“ADC”) located in the New Bedford business park in Dartmouth, Massachusetts. This approximately 45,000 square foot BSL-2 facility is intended to accelerate development, clinical and commercial scale manufacturing of live-virus vaccines and biologics to support clinical trials. This facility was decommissioned in 2024 but Tonix has the ability to reactivate it should we choose to do so.

We are led by a management team with significant industry experience in commercialization and drug development. We complement our management team with a network of scientific, clinical, and regulatory advisors that includes recognized experts in their respective fields.

Our Strategy

Our strategy is to use our integrated development and marketing capabilities to advance innovative programs across multiple therapeutic areas through the drug development process, with the ultimate objectives of FDA approval and commercialization. The principal components of our strategy are to:

●

Pursue CNS, rare disease, immunology, and infectious disease indications with high unmet medical need and significant commercial potential. We are pursuing multiple indications that are underserved with limited, effective treatment options. Our latest stage product candidate is TNX-102 SL for the management of FM, a condition which affects between 6-12 million adults in the U.S. Fewer than half of those treated for FM receive relief from the three FDA-approved drugs.

Our broader development strategy is to leverage the patented formulation and proven mechanism of action to explore the clinical potential of TNX-102 SL in multiple other, psychiatric, and addiction conditions, including ASR, ASD, AAD and AUD, all of which are underserved by currently approved medications or have no approved treatment. Within CNS, Tonix is also developing TNX-1300 to treat cocaine intoxication and TNX-1900 to treat binge eating disorder, adolescent obesity, social anxiety disorder and improvement in bone health in autism. Cocaine intoxication is one of the leading causes of overdose deaths and for which there is no currently approved drug. With TNX-1500, we are pursuing a treatment to prevent organ transplant rejection as well as autoimmune conditions. TNX-1500 is a third generation humanized mAb targeting CD40L that has the potential to deliver efficacy without compromising safety, based on modulated binding to Fc receptors. At this time, no mAb against CD40L has been licensed anywhere in the world. Within infectious diseases, we are currently focusing on the development of TNX-801 to prevent smallpox and mpox. While there are FDA-approved vaccines to prevent smallpox and mpox, we believe TNX-801 has potential to provide durable protection. While there are FDA-approved COVID-19 vaccines which use mRNA technology, or other technologies, we believe that there are limitations to these vaccines relating to durability of protection and their relative inability to block forward transmission.

●

Maximize the commercial potential of our lead product candidates. We plan to commercialize each of our lead product candidates, including our latest stage candidate, TNX-102 SL, either on our own or through collaboration with partners. We believe the acquisition of our two FDA-approved, marketed products for the treatment of acute migraine (Zembrace SymTouch and Tosymra) positions Tonix to build out commercial capability to market the migraine products and to launch TNX-102 SL for fibromyalgia. An alternative strategy would be to enter into partnership agreements with drug companies that already have significant marketing capabilities in the same, or similar, therapeutic areas. If we determine that such a strategy would be more favorable than developing our own sales capabilities, we will seek to enter into collaborations with pharmaceutical or biotechnology companies for commercialization.

In preparation for the launch of TNX-102 SL, we have added to our team of professionals to market and distribute our products. Our commercial team is engaged in marketing and distributing our products and is also engaged in planning the launch of TNX-102 SL contingent on FDA approval.

●	Pursue a broad intellectual property strategy to protect our product candidates. We are pursuing a broad patent strategy for our product candidates, and we endeavor to generate new patent applications as supported by our innovations and conceptions as well as to advance their prosecution. In the case of TNX-102 SL, we own patents and patent applications protecting its composition-of-matter, certain methods of its use, its formulation, and its pharmacokinetic properties. In the case of TNX-801 and TNX-1800, we own patent applications protecting their composition-of-matter and certain methods of use. We also own patents through in-licensing transactions for TNX-1300, TNX-1900, TNX-2900, and TNX-1700. We have filed patent applications for TNX-1500. We plan to opportunistically apply for new patents to protect our product candidates.

●	Pursue additional indications and commercial opportunities for our product candidates. We plan to maximize the value of our other product candidates by pursuing other indications and commercial opportunities for such candidates. For example, we own rights related to the development and commercialization of TNX-102 SL for generalized anxiety disorder, depression, and fatigue related to disordered sleep. For TNX-1900, we own the rights to develop this for craniofacial pain, and insulin resistance. Finally, our live virus platform using our RPV technology may be developed as vaccines for future pandemics, infectious diseases generally, in addition to smallpox and mpox, and for oncology applications.

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

Central Nervous System

Fibromyalgia (FM)

Fibromyalgia is a common chronic pain disorder that is understood to result from amplified sensory and pain signaling within the central nervous system, called central sensitization. Brain imaging studies have localized the functional disorder to the brain’s insular and anterior cingulate cortex. Fibromyalgia afflicts more than 10 million adults in the U.S., the majority of whom are women. Symptoms of fibromyalgia include chronic widespread pain, non-restorative sleep, fatigue, and brain fog (or cognitive dysfunction). Other associated symptoms include mood disturbances, including depression, anxiety, headaches, and abdominal pain or cramps. Individuals suffering from fibromyalgia often struggle with their daily activities, have impaired quality of life, and frequently are disabled. Physicians and patients report common dissatisfaction with currently marketed products. Fibromyalgia is now recognized as the prototypic nociplastic syndrome. Nociplastic pain is the third primary type of pain in addition to nociceptive pain and neuropathic pain. Many patients present with pain syndromes that are combinations of the three primary types of pain. Nociplastic syndromes can involve components of both central and peripheral sensitization. Fibromyalgia can occur without any identifiable precipitating event. However, many fibromyalgia cases follow one or more precipitating event(s) including: chronic nociceptive or neuropathic pain states; recovery from an infectious illness; a cancer diagnosis or cancer treatment; a metabolic or endocrine stress; or a traumatic event. In the cases of recovery from an infectious illness, fibromyalgia is considered an Infection-Associated Chronic Condition. In addition to fibromyalgia cases associated with other conditions or stressors, the U.S. National Academies of Sciences, Engineering, and Medicine, has concluded that fibromyalgia is a diagnosable condition that occurs after recovery from COVID-19 in the context of Long COVID. Fibromyalgia is also recognized as a Chronic Overlapping Pain Condition, due to shared symptoms with chronic fatigue syndrome/myalgic encephalomyelitis, irritable bowel syndrome, endometriosis, low back pain, post-concussive syndrome (also known as mild traumatic brain injury), chronic Lyme disease, chronic diabetic neuropathy and chronic post-herpetic neuralgia.

We believe that diagnosing fibromyalgia in Long COVID patients will increase the potential market for TNX-102 SL as compared to market estimates from before the COVID-19 pandemic. Tonix has previously presented its analysis of real-world evidence from the TriNetX claims database suggesting that over 40% of Long COVID patients present with a constellation of symptoms that overlap with fibromyalgia.

According to reports by Frost and Sullivan and Eversana that we commissioned, despite the availability of approved medications, the majority of patients fail therapy due to either insufficient efficacy, poor tolerability, or both. Prescription pain and sleep medications are frequently prescribed off-label for symptomatic relief, despite the lack of evidence that such medications provide a meaningful or durable therapeutic benefit, and many of these medications carry significant safety risks and risk of dependence. For example, based on U.S. claims data, approximately 50% of patients diagnosed with FM are prescribed opioids within 18 months of diagnosis, despite the lack of evidence for their effectiveness and the risk of addiction and toxicity, including overdose.

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

Currently, per the National Cancer Institute, the 5-year relative survival for stomach cancer is 36.4%. According to 2018-2021 data, approximately 0.8 percent of men and women will be diagnosed with stomach cancer during their lifetime. In 2021, there were an estimated 130,263 people living with stomach cancer in the U.S. As of 2024, there were approximately 26,890 new cases with 10,880 deaths.

Colorectal cancer includes cancers in the colon and the rectum, organs that are crucial to absorption of water by the body and the elimination of food-waste. Most colorectal cancers start as a growth or polyp on the inner lining of the colon or rectum. Some types of polyps can change into cancer over time (usually many years), but not all polyps become cancer. Adenomatous polyps are the ones that turn malignant with time. Similar to gastric cancer, malignancy begins in the mucosal layer and spreads outwards.

The 5-year relative survival rate with colorectal cancer is 65.0%, per the National Cancer Institute. Based on 2018-2021 data, approximately 4.0 percent of men and women will be diagnosed with colorectal cancer during their lifetime. In 2021, there were an estimated 1,392,445 people living with colorectal cancer in the United States. As of 2024, there were approximately 152,810 new cases with 53,010 deaths. It is the 3rd leading cause of cancer death in women, and 2nd in men.

 Infectious Diseases

Smallpox and Mpox

Smallpox is an acute contagious disease caused by the variola virus, or VARV, which is a member of the orthopoxvirus family. Smallpox was declared eradicated in 1980 following a global immunization campaign. Smallpox is transmitted from person to person by infective droplets during close contact with infected symptomatic people. Mpox is an acute contagious disease caused by the monkeypox virus or MPXV, which is also a member of the orthopoxvirus family. Mpox symptoms are similar to those of smallpox, although less severe. Mpox is emerging as an important zoonotic infection in humans in Central and West Africa. Until 2022, only a few cases of mpox had been reported outside of Africa in patients who had been infected while in Africa. Starting in May of 2022, mpox clade II cases spread rapidly in the U.S. and other countries. The Clade II mpox affects mostly men who have sex with men in the U.S., where it has become endemic. In August 2024, the World Health Organization (“WHO”) declared mpox Clade Ib to be a public health emergency of international concern (PHEIC) due to an outbreak in the Democratic Republic of the Congo that spread globally, including to the United States. Clade Ib affects children as well as adults. The WHO reaffirmed the PHEIC status of mpox clade Ib in February of 2025.

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

COVID-19

SARS-CoV-2 is a contagious virus causing the disease COVID-19 that became a global pandemic in 2019 and has resulted in more than three million deaths. While the infection and mortality rates have slowed in regions of the world with high vaccination rates, the struggle with the pathogen is ongoing and evolving since SARS-CoV-2 is mutating into new variants. COVID-19 is characterized by fever, sore throat, acute shortness of breath, cough, and oxygen desaturation in the blood. New variants continue to sweep across the world in successive waves. With new variants of the virus emerging, therapeutic research is addressing the challenge of keeping up with this rapidly mutating virus. The early vaccines have been effective in limiting the severity of disease in vaccinated individuals. Vaccines that elicit strong T cell responses are believed to have the potential to provide long-term or durable protection.

Rare Disease

Prader-Willi Syndrome

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

Tonix’s Marketed Migraine Products

Zembrace SymTouch and Tosymra – Acute Migraine in Adults

In June 2023, we acquired two FDA-approved, marketed products from Upsher-Smith: Zembrace SymTouch (sumatriptan injection) 3 mg and Tosymra (sumatriptan nasal spray) 10 mg. Zembrace SymTouch and Tosymra are both indicated for the treatment of acute migraine with or without aura in adults.

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

Lead Product Candidates

We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to available therapies. We have worldwide commercialization rights to all of our product candidates listed below. The following table summarizes our later stage product candidates that are in or nearing the clinic:

Product Candidate	Indication	Stage of Development
TNX-102 SL	Fibromyalgia	NDA submitted and accepted by FDA for review; PDUFA goal date of August 15, 2025
TNX-102 SL	Acute Stress Reaction	Phase 2 ready* – investigator-initiated IND
TNX-1300	Cocaine Intoxication	Mid-Phase 2
TNX-1900	Adolescent Obesity, Binge Eating Disorder, and Bone Health in Pediatric Autism; Social Anxiety Disorder	Phase 2 currently enrolling* Phase 2 clinical phase completed*
TNX-1500	Kidney Transplant Rejection	Phase 1 topline reported 1Q’25
TNX-801	Smallpox and Mpox vaccine	Preclinical, pre-IND
TNX-1800	COVID-19 vaccine	Preclinical, pre-IND
TNX-2900	Prader-Willi Syndrome	Phase 2 ready
TNX-4200	Treatment or Prevention of Viral Disease	Preclinical, pre-IND
TNX-1700	Gastric and colorectal Cancer	Preclinical, pre-IND

*Investigator Initiated Studies

TNX-102 SL

Overview

TNX-102 SL is a proprietary sublingual tablet formulation of cyclobenzaprine (“CBP”) that efficiently delivers CBP across the oral mucosal membrane into the systemic circulation. We have active IND’s for TNX-102 SL as a bedtime treatment for fibromyalgia, PTSD, of multi-site pain associated with Long COVID, AAD and AUD. The University of North Carolina has an investigator-initiated IND for ASD that references our INDs. We own all rights to TNX-102 SL in all geographies, and we bear no obligations to third parties for any future development or commercialization. Excipients used in TNX-102 SL are approved for pharmaceutical use. Some of the excipients were specially selected to promote a local oral environment that facilitates transmucosal absorption of CBP.

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

CBP is a tertiary amine tricyclic, that is the listed active ingredient of two products that are approved in the U.S. for the treatment of muscle spasm: Flexeril® (5 mg and 10 mg oral immediate-release, or IR, tablet) and Amrix® (15 mg and 30 mg oral extended-release capsule or ER capsule). The Flexeril brand of CBP IR tablet has been discontinued since May 2013. There are numerous generic versions of CBP IR tablets on the market. CBP-containing products are approved for short term use (two to three weeks) only as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. CBP IR tablets are recommended for three times per day dosing, which results in relatively stable blood levels of CBP after several days of treatment. Extended-release (ER) CBP capsules taken once a day mimic, and flatten, the pharmacokinetic profile of three times per day CBP IR tablets.

Both the IR and ER tablet formulations of CBP result in accumulation of the persistent metabolite norcyclobenzaprine (“norCBP”) to blood levels that exceed the levels of CBP. NorCBP is a secondary amine tricyclic with a relatively stronger inhibitory activity of the norepinephrine transporter (NET) than the parent CBP. We believe that the accumulation of norCBP is undesirable in a medicine to be taken chronically at bedtime because norCBP accumulates over weeks, potentially interfering with the dynamic receptor effects of CBP and also may interrupt sleep quality by inhibiting the NET.

We designed TNX-102 SL to be administered once-daily at bedtime and with the intention for long-term use. We believe the selected dose of TNX-102 SL and its unique pharmacokinetic profile will enable it to achieve a desirable balance of efficacy, safety, and tolerability. Our Phase 1 pharmacokinetic comparative trials showed that, on a dose-adjusted basis, TNX-102 SL results in faster systemic absorption and significantly higher plasma levels of CBP in the first hour following sublingual administration relative to oral IR CBP tablets. It also showed that the sublingual route of administration, which bypasses the “first pass” hepatic metabolism that swallowed medications undergo, results in a higher plasma level of CBP relative to norcyclobenzaprine during sleeping hours when taken at bedtime. We believe the dynamic changes in CBP after TNX-102 SL administration at steady state during chronic use contribute to its activity in treating fibromyalgia. We believe this is the first drug designed to increase the activity of the tertiary amine tricyclic parent and decrease the activity of the secondary amine tricyclic metabolite. In clinical studies, TNX-102 SL 2.8 mg and TNX-102 SL 5.6 mg were generally well-tolerated, with no drug-related serious and unexpected adverse reactions reported in these studies. The most common adverse event was transient numbness in the mouth after TNX-102 SL administration.

 In September 2024, at the 11th Global Conference on Pharmaceutics and Novel Drug Delivery Systems (PDDS 2024), the Company announced data highlighting the proprietary formulation technology and pharmacokinetic properties of TNX-102 SL, including composition and methods patents based on the proprietary eutectic formulation of TNX-102 SL that are expected to provide market exclusivity until at least 2034 in the U.S., EU, Japan, China and other jurisdictions. The eutectic protects cyclobenzaprine HCl from interacting with the basifying agent that is also part of the formulation and required for efficient transmucosal absorption. The formulation of TNX-102 SL was designed specifically for sublingual administration and transmucosal absorption for bedtime dosing to target disturbed sleep, improve pain and other fibromyalgia symptoms, while reducing the risk of daytime somnolence.

We have successfully completed the pivotal exposure bridging study with TNX-102 SL compared to Amrix.  Results from this study support the approval of TNX-102 SL under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) with Amrix as the listed drug. We believe that TNX-102 SL has the potential to provide clinical benefit in fibromyalgia and PTSD and possibly other CNS indications that are underserved by currently marketed products or have no approved treatment.

We have also successfully completed a bridging pharmacokinetic study in ethnic Japanese and Chinese volunteers that shows similar characteristics to our historical data in Caucasian volunteers. We believe this will satisfy one of the criteria for approval in Japan and China and will allow us to reference the U.S. efficacy data to support marketing applications in those countries.

TNX-102 SL (cyclobenzaprine HCl sublingual tablets) – FM program

We are developing TNX-102 SL as a bedtime treatment for FM.

Clinical Development Plan

NDA Acceptance and PDUFA Goal Date

In October 2024, Tonix submitted its NDA to the FDA for TNX-102 SL 5.6 mg for the management of fibromyalgia and in December 2024, the FDA assigned a PDUFA goal date of August 15, 2025, for a decision on marketing authorization for TNX-102 SL. We are preparing for a commercial launch of TNX-102 SL in the fourth quarter of 2025, conditional on FDA approval.

Pre-NDA Meetings and Fast Track Designation

In July 2024, Tonix was granted Fast Track designation by the FDA for TNX-102 SL for FM. The designation validates that FM is a serious condition and that TNX-102 SL has the potential to address this unmet medical need. Tonix previously announced alignment with the FDA regarding the content of its proposed NDA submission, following completion of the Company’s pre-NDA meetings.

During the second quarter of 2024, Tonix successfully completed two positive pre-NDA meetings with the FDA for TNX-102 SL for the management of fibromyalgia. The first, with minutes announced in June 2024, was a Type B Chemistry, Manufacturing, and Controls (CMC) meeting to seek alignment and agreement with the FDA on key CMC topics to support the planned NDA submission for TNX-102 SL. Based on formal meeting minutes, the Company believes it is aligned with the FDA on proposed drug substance and drug product commercial specifications, shelf life assignment, manufacturing and commercial drug packaging. At the second pre-NDA meeting announced in July 2024, the Company and the FDA aligned on nonclinical, clinical pharmacology and clinical matters and agreed that the proposed data package is sufficient to support the NDA submission.

Completed Phase 3 RESILIENT Study (F307) with Statistically Significant Improvement in Primary Endpoint of Pain Reduction

The first patient was enrolled in the pivotal Phase 3 RESILIENT study in April 2022. The RESILIENT study was a double-blind, randomized, placebo-controlled adaptive design trial designed to evaluate the efficacy and safety of TNX-102 SL in FM. The two-arm trial enrolled 457 participants in the U.S. The first two weeks of treatment consist of a run-in period in which participants start on TNX-102 SL 2.8 mg (1 tablet) or placebo. Thereafter, all participants increase their dose to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for the remaining 12 weeks. The RESILIENT study achieved statistical significance on the pre-specified primary efficacy endpoint: change from baseline in the weekly average of daily diary pain severity numerical rating scale (NRS) scores for TNX-102 SL 5.6 mg (LS mean [SE]: -1.8 [0.12] units) versus placebo (-1.2 [0.12] units), analyzed by mixed model repeated measures with multiple imputation (LS mean [SE] difference: -0.7 [0.16] units, p=0.00005). In addition, all pre-specified sensitivity analyses of the primary endpoint were statistically significant (p≤0.001). We observed reduction in pain across all weeks of the 14-week study, with nominal p<0.01 for every week. The rapid onset of action with separation from placebo at Week 1 was sustained throughout all weeks of dosing. TNX-102 SL was well tolerated and consistent with prior trials, with no new safety signals observed. Among participants randomized to the TNX-102 SL and placebo arms, 81.0% and 79.2%, respectively, completed the 14-week dosing period. As expected, based on prior TNX-102 SL studies, administration site reactions were the most commonly reported adverse events and were higher in the TNX-102 SL treatment group. Hypoaesthesia oral and paraesthesia oral, or tongue and mouth numbness or tingling, product taste abnormal (typically a bitter aftertaste upon dosing), and tongue discomfort were local effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in most occurrences. The only treatment-emergent adverse events that occurred at a rate of 3.0% or greater in either arm were these four oral adverse events, along with COVID-19, somnolence, and headache. Adverse events resulted in premature study discontinuation in 6.1% of those who received TNX-102 SL compared with 3.5% of placebo recipients. There were a total of seven serious adverse events in five patients, five of which were experienced by three patients in the placebo arm, and two of which were in the TNX-102 SL arm. Of the two in the TNX-102 SL arm, one was renal cancer, deemed unrelated to study drug, and the other was acute pancreatitis with onset 14 days after dosing was completed, reported as possibly related to study drug, and was resolved before the final study visit.

Completed Phase 3 RALLY Study (F306)

The RALLY study was a double-blind, randomized, placebo-controlled adaptive design trial intended to evaluate the efficacy and safety of TNX-102 SL in FM. The trial was designed to enroll approximately 670 patients across approximately 40 U.S. sites. For the first two weeks of treatment, there was a run-in period in which patients started on TNX-102 SL 2.8 mg (1 tablet) or placebo. After the first two weeks, all patients had the dose increased to TNX-102 SL 5.6 mg (2 x 2.8 mg tablets) or two placebo tablets for 12 weeks. The primary endpoint was daily diary pain severity score change from baseline to Week 14 (using the weekly averages of the daily numerical rating scale scores), analyzed by mixed model repeated measures with multiple imputation. We reported pre-planned interim analysis results from a Phase 3 study, RALLY (F306), in July 2021. Based on the recommendation from the independent data monitoring committee that the RALLY trial was unlikely to demonstrate a statistically significant improvement in the primary endpoint, we stopped enrollment of new participants but allowed those participants who were already enrolled to complete the study. We reported topline data from the completed study in March of 2022. As expected, based on interim analysis results, TNX-102 SL did not achieve statistical significance over placebo on the primary endpoint of reduction in daily pain. Relative to the previous positive Phase 3 Study (RELIEF), RALLY had an unexpected increase in study participant adverse event-related discontinuations in both drug and placebo groups (~80% higher in each), which we believe may have been impacted by conducting the study in the period of highest mortality across the U.S. from the COVID-19 pandemic (September 2020 through March 2021 for the interim analysis sample).

Completed Phase 3 RELIEF Study (F304) with Statistically Significant Improvement in Primary Endpoint of Pain Reduction

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

The statistically significant improvement in pain is further substantiated when diary pain was analyzed by another standard statistical approach, a 30 percent responder analysis, with 46.8% on active and 34.9% on placebo having a 30 percent or greater reduction in pain (logistic regression; odds ratio [95% CI]: 1.67 [1.16, 2.40]; p=0.006, uncorrected). Consistent with the proposed mechanism that TNX-102 SL acts in fibromyalgia through improving sleep quality, TNX-102 SL showed nominal improvement of sleep by several measures. For daily diary sleep quality ratings, TNX-102 SL (-2.0 [0.12] units) compared to placebo (-1.5 [0.12] units) was nominally significant (LS mean difference: -0.6 [0.17] units; p<0.001). For the PROMIS Sleep Disturbance instrument, TNX-102 SL was also nominally significant over placebo on T-scores (LS mean difference: -2.9 [0.82] units; p<0.001). The effect sizes on the diary sleep quality ratings and PROMIS Sleep Disturbance instrument were 0.31 and 0.32, respectively.

In the RELIEF study, TNX-102 SL was similarly well tolerated as in the prior Phase 2 BESTFIT and Phase 3 AFFIRM studies, which both studied TNX-102 SL at a lower dose of 2.8 mg daily. There were no new safety signals observed in the RELIEF study at the 5.6 mg daily dose. Among participants randomized to the TNX-102 SL and placebo arms, 82.3% and 83.5%, respectively, completed the 14-week dosing period. As expected, based on prior studies, administration site reactions are the most commonly reported adverse events and were higher in the TNX-102 SL treatment group, including rates of hypoaesthesia oral (17.3% vs. 0.8%), oral pain/discomfort (11.7% v. 2.0%), product taste abnormal (6.5% vs. 0.4%), and paraesthesia oral (5.6% v. 0.4%). Hypoaesthesia or paraesthesia oral and product taste abnormal were local administration site effects nearly always temporally related to dose administration and transiently expressed (<60 minutes) in most occurrences. The only systemic treatment-emergent adverse events that occurred at a rate of 5.0% or greater in either arm was somnolence/sedation at 5.6% in the TNX-102 SL arm vs. 1.2% in placebo, which was consistent with known side effects of marketed oral cyclobenzaprine. Adverse events resulted in premature study discontinuation in 8.9% of those who received TNX-102 SL compared with 3.9% of placebo recipients. There was a total of seven serious adverse events reported during the study, none of which were deemed related to investigational product; five in placebo arm, and two in TNX-102 SL arm. Of the two in the TNX-102 SL arm, one was a motor vehicle accident with multiple bone fractures, and the other was a case of pneumonia secondary to an infection.

Global NDA Requirements

We are planning to develop TNX-102 SL for the treatment of FM in Japan. Cyclobenzaprine, the active ingredient of TNX-102 SL, has not been approved in Japan, and is considered a new chemical entity (NCE). In February 2022, we held an End of Phase 2 Consultation with the Pharmaceuticals and Medical Devices Agency, or PMDA, an independent administrative institution responsible for ensuring the safety, efficacy and quality of pharmaceuticals and medical devices in Japan, to discuss the Japan development plan. Agreement was reached on the design of a Phase 1 bridging study (TNX-CY-F108/F108) in ethnic Japanese healthy volunteers to enable clinical studies of TNX-102 SL in Japan. PMDA also provided guidance on the overall nonclinical package to support a Japan NDA filing for TNX-102 SL for the treatment of FM.

The F108 Phase 1 study was initiated in March 2022 and the clinical phase was completed in May 2022. Since the similarity in PK profile between people of Japanese and Chinese descent was confirmed, the PK data from the two ethnic groups were pooled as for Asian data (n=20) and compared retrospectively with the Caucasian study data from Study TNX-CY-F110 (n=16). The Asian/Caucasian geometric mean ratios of cyclobenzaprine Cmax, AUC0-T and AUC0-∞ were between 0.9 and 1.11 after both the 5.6 mg dose and the 2.8 mg dose. The 90% CI of Asian/Caucasian geometric mean ratios for Cmax, AUC0-T and AUC0-∞, were all within the formal narrow equivalence limit of 0.8 to 1.25 after both the 5.6 mg dose and 2.8 mg dose, respectively. These results support similarity in cyclobenzaprine PK between Asian (pooled Japanese and Chinese) and Caucasian samples.

Long-Term Safety Exposure Study for TNX-102 SL

In October 2019, we completed long-term safety exposure studies in participants with PTSD to evaluate the tolerability of TNX-102 SL 5.6 mg to support an NDA for the treatment of PTSD. The data provide us with exposure data of daily dosing of TNX-102 SL 5.6 mg for at least 12 months in more than 50 individuals, and daily dosing of TNX-102 SL 5.6 mg for at least 6 months in more than 100 individuals. The data was collected in open-label extension studies of the PTSD program.  Based on the FDA’s guidance, the long-term safety exposure studies in PTSD was used to support the NDA for the management of fibromyalgia.

Manufacturing of TNX-102 SL

TNX-102 SL drug product for Phase 3 and the associated registration batches for the NDA were manufactured at commercial cGMP facilities. We currently have 36-month stability data in the proposed packaging configurations ready for commercialization. The FDA has reviewed the proposed CMC data package to support TNX-102 SL’s NDA approval and commercial manufacturing plans as part of the IND process. Tonix is ready to manufacture TNX-102 SL commercial product for the forecasted fibromyalgia market.  During the second quarter of 2024, Tonix successfully completed a pre-NDA meeting with the FDA for TNX-102 SL for a Type B Chemistry, Manufacturing, and Controls (CMC) meeting to seek alignment and agreement with the FDA on key CMC topics to support the planned NDA submission for TNX-102 SL. Based on formal meeting minutes, the Company believes it is aligned with the FDA on proposed drug substance and drug product commercial specifications, shelf life assignment, manufacturing and commercial drug packaging. In March 2024, Tonix announced it selected two contract manufacturing organizations (CMOs), one of which is Almac Pharma Services, a member of the privately owned Almac Group, as dual supply sources for the potential launch and commercialization of TNX-102 SL in the U.S.

TNX-102 SL – Acute Stress Disorder Program

TNX-102 SL is being developed as a bedtime treatment for ASR in collaboration with the University of North Carolina under an investigator-initiated IND.

Phase 2 OASIS Study

This investigator-initiated study will be conducted by the University of North Carolina Institute for Trauma Recovery. The University of North Carolina has been awarded a $3 million grant from the DoD to investigate the potential of Tonix’s TNX-102 SL to reduce the frequency and severity of adverse effects of acute trauma. The proposed Optimizing Acute Stress reaction Interventions with TNX-102 SL (OASIS) trial will examine the safety and efficacy of TNX-102 SL to reduce adverse posttraumatic neuropsychiatric sequelae among patients presenting to the emergency department (“ED”) after a motor vehicle collision. The trial will enroll approximately 180 individuals who acutely experienced trauma at ED study sites across the U.S. and participants will be randomized in the ED to receive a two-week course of either TNX-102 SL or placebo. We expect enrollment in the OASIS study to begin in the first half of 2025. The OASIS trial will examine the safety and efficacy of TNX-102 SL to reduce adverse posttraumatic neuropsychiatric sequelae among patients in the ED after a motor vehicle collision. A fourteen day course of bedtime TNX-102 SL will be tested in the immediate aftermath of motor vehicle collision trauma. The study will test the potential for TNX-102 SL to target trauma-related sleep disturbance and its ability to facilitate recovery from ASR and to prevent PTSD. The results may ultimately provide military personnel with a new treatment option that, when administered in the early aftermath of a traumatic event to individuals with ASR symptoms, improves warfighter function.

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

Initiation of patient enrollment in the proposed investigator sponsored OASIS trial is anticipated in the first half of 2025. The FDA granted IND clearance in the first quarter of 2024.

In August 2024 at the DoD’s MHSRS conference, the Company presented clinical data and rationale supporting the potential for TNX-102 SL to be studied for the treatment of ASR and prevention of PTSD. Prior studies showed that treatment with TNX-102 SL showed effects on sleep and PTSD symptoms in PTSD patients at two and four weeks. This supportive data on the effects of TNX-102 SL on reducing PTSD symptoms suggest early intervention immediately after trauma using TNX-102 SL has the potential to reduce ASR/ASD symptoms which are similar to those of PTSD. Data from these trials support testing of TNX-102 SL within 24 hours of index trauma for effects on ASR symptoms and the subsequent incidence of newly developed PTSD.

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

As a biologic and new molecular entity, TNX-1300 is eligible for 12 years of U.S. market exclusivity upon approval by the FDA, in addition to expected patent protection through 2029. Since in-licensing, Tonix has requalified existing inventory, developed a lyophilized drug product to facilitate enhanced stability and handling conditions applicable for an ER treatment, updated the process and analytical methods to current standards and manufactured Phase 2 drug product clinical supply.

We initiated a Phase 2 clinical trial, CATALYST, of TNX-1300 in the third quarter of 2024. The Phase 2 trial is a single-blind, placebo-controlled, proof-of-concept study comparing the safety of a single 200 mg dose of TNX-1300 to standard of care alone in approximately 60 emergency department patients presenting with cocaine intoxication. Because of the challenges of recruiting eligible patients into this study, we are not guiding to a timeline for completion of enrollment or topline data.

TNX-1900 –Adolescent Obesity, Binge Eating Disorder. Social Anxiety and Bone Health in Autism

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

There are three ongoing Phase 2 investigator-initiated studies enrolling at MGH: the POWER study for the treatment of adolescent obesity, the STROBE study for the treatment of BED, and the BOX study for the treatment of bone health in pediatric autism. In addition to the studies at MGH, University of Washington is conducting an investigator-initiated study of TNX-1900 in SAD using functional MRI, in which the clinical phase has been completed, and data analyses are in progress.

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

TNX-1500 was engineered to modulate binding to Fc receptors with the goal of maintaining the activity of first-generation monoclonal antibodies (mAbs), yet with reduced risk of thrombotic complications. TNX-1500 is being developed as a prophylaxis against organ transplant rejection as well as to treat autoimmune conditions. The IND was cleared for the prevention of kidney transplant, and a Phase 1 single ascending dose escalation study at 3 mg/kg, 10 mg/kg and 30 mg/kg of TNX-1500 in healthy volunteers was initiated in the second quarter of 2023. The objectives of the Phase 1 trial were to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of intravenous TNX-1500, as well as to support dosing in a planned Phase 2 trial in kidney transplant recipients. We reported positive topline data related to the Phase 1 in February of 2025. TNX-1500 showed suppression of the primary and secondary antibody responses to KLH antigen challenges for the 10 and 30 mg/kg doses. Additionally, preliminary pharmacokinetic results showed mean half-life (t1/2) for the 10 mg/kg and 30 mg/kg dose groups of 34-38 days, consistent with monthly dosing. In healthy volunteers, TNX-1500 was generally well-tolerated with a favorable safety profile. Anti-CD40L has multiple potential indications in addition to solid organ and bone marrow transplantation including autoimmune diseases: potential pipeline in a product. Tonix plans to discuss these results with the FDA in an End-of-Phase 1 meeting. Pending alignment with the FDA, a Phase 2 study of TNX-1500 in kidney transplant recipients will be pursued.

TNX-1500 has also been studied in combination with other immunosuppressive agents in allogeneic transplants in non-human primates at MGH. In experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with other immunosuppressive agents in heart and kidney allogeneic organ transplants in non-human primates. Results from experiments in kidney and heart transplants indicate that TNX-1500 appears to have comparable efficacy to historical experiments using the chimeric mouse/human IgG1 version (5c8H1) of the anti-CD40L mAb 5c8. Some results from this collaboration were published in the peer-reviewed journal, American Journal of Transplantation in 2023.  In June 2024, at the American Transplant Congress 2024, Tonix announced data demonstrating the combined use of TNX-1500 and anti-CD28 monoclonal antibody, VEL-101 is associated with durable protection and graft survival and function in a nonhuman primate model. Further data demonstrated that TNX-1500 has promise to prevent rejection of 9-, or 10-gene-edited (GE) pig hearts. All research has been directed by the faculty of the Center for Transplantation Sciences at Massachusetts General Hospital.

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

In pre-clinical experiments at MGH, TNX-1500 is being studied as monotherapy or in combination with immunosuppressive drugs in heart and kidney organ transplants in animals. The data demonstrates that TNX-1500 showed activity in preventing organ rejection and was well tolerated in animals. Blockade of CD40L with TNX-1500 monotherapy consistently prevented pathologic alloimmunity in animal models of cardiac and kidney allograft model without evidence of clinical thrombosis.

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

TNX-1700 — Gastric and Colorectal Cancers

TNX-1700 is a recombinant Trefoil Family Factor 2 (hTFF2-HSA) fusion protein in development to treat gastric and colorectal cancers. We have licensed rights from The Trustees of Columbia University in the City of New York to develop a potential product, TNX-1700, for the treatment of gastric and colorectal cancers. The licensed patents are directed to TFF2 compositions and methods of treatment. The licensed patents U.S. Patent No. 10,124,037 and U.S. Patent No. 11,167,010. The licensed patents provide TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides.” The PCT application is now nationalized in 12 countries.

Preclinical data has shown that mTFF2-CTP augmented the efficacy of mAb anti-PD-1 therapy. Anti-PD-1 in combination with mTFF2-CTP showed greater anti-tumor activity in PD-L1-overexpressing mice. The mechanism of action is to suppress myeloid-derived suppressor cells and activate anti-cancer CD8+ T cells, which is different from checkpoint inhibitors. There is potential synergy with anti-PD-1 or anti-PD-L1 mAbs.

TNX-801 –Smallpox and Mpox Vaccine

TNX-801 is a novel potential smallpox- and mpox-preventing vaccine based on a synthetic version of live horsepox virus, grown in cell culture. Though it shares structural characteristics with vaccinia-based vaccines, TNX-801 has unique properties that we believe indicate potential safety advantages over existing live replicating vaccinia virus vaccines, which have been associated with adverse side effects such as myopericarditis in some individuals.  Emergent BioSolutions’ ACAM2000® is the only replicating vaccinia virus vaccine currently approved by the FDA to protect against smallpox and mpox. We believe replicating virus vaccines have potential efficacy advantages over non-replicating vaccines, relating to the stimulation of cell mediated immunity. Bavarian Nordic’s Jynneos®, the only non-replicating virus vaccine, is currently approved by the FDA to protect against smallpox and mpox. Jynneos® requires two-doses, with an efficacy of approximately 35% after one dose. During the most recent mpox outbreak in the United States, dropout between doses was 24%. We believe TNX-801 has the potential to have improved tolerability relative to replicating vaccinia vaccines and the potential to have improved efficacy relative to non-replicating vaccinia vaccines. We also believe that TNX-801 would require only one dose.

Smallpox was eradicated by a World Health Organization program that vaccinated individuals with live replicating vaccinia vaccines wherever smallpox appeared. In the 1970s, vaccination of civilians to protect against smallpox was discontinued in the U.S.; however, smallpox remains a material threat to national security and a proportion of military personnel, including members of the Global Response Force, continue to be vaccinated. The Bipartisan Commission on Biodefense (2024) noted that “Smallpox and other orthopoxviruses pose significant threats to the United States and the world due to their potential for weaponization, accidental release, and vulnerability of populations who stopped routinely vaccinating against smallpox in the 1970s” (Bipartisan Commission on Biodefense).

We are developing TNX-801 as a potential smallpox- and mpox-preventing vaccine for the U.S. strategic national stockpile and for potential widespread immunization in the event of malicious reintroduction of variola, the virus that causes smallpox.

Mpox has become endemic in the U.S. since it spread in the U.S. and other countries outside of Africa, mostly in populations of gay men. In August 2024, the WHO determined that the upsurge of mpox in a growing number of countries in Africa constitutes a public health emergency of international concern (PHEIC), the second such declaration in the past two years in response to transmission of the virus. Mpox cases of the new clade Ib mpox have since also been detected in multiple countries outside of Africa, including the U.S.. Animals vaccinated with TNX-801 were protected from mpox in studies reported in the first quarter of 2020. These data were published in the peer-reviewed journal Vaccines in 2023.

In November 2024, Tonix announced that it has entered into a sponsored research agreement with the Kenya Medical Research Institute (KEMRI) to design, plan and seek regulatory approval for a Phase 1 clinical study in Kenya to test the safety, tolerability, and immunogenicity of TNX-801 as a vaccine to prevent mpox and smallpox. Tonix will be the sponsor and KEMRI will lead the execution of the proposed clinical trial.

In September 2024, at the DoD’s MHSRS conference and in October 2024 at the World Vaccine Congress in Barcelona, Spain, Tonix presented new data on potential mpox vaccine, TNX-801, demonstrating tolerability and no evidence of spreading to blood or tissues, even at high doses, in immunocompromised animals. After a single-dose vaccination, TNX-801 prevented clinical disease and lesions, and also decreased shedding in the mouth and lungs of animals after a lethal challenge with clade Ia monkeypox. These findings are consistent with TNX-801 inducing mucosal immunity and suggest TNX-801 has the ability to block forward transmission. In September 2024, the Company also announced that the WHO’s preferred TPP aligns with the characteristics of TNX-801. Key elements of the WHO draft TPP include single-dose, durable protection, administration without special equipment, and stability at ambient temperature. Other potential beneficial characteristics include the ability to limit forward transmission, use in case-contact vaccination strategies and suitability for use in immunocompromised individuals.

In August 2024, Tonix and Bilthoven Biologicals, part of the world’s largest vaccine manufacturer the Cyrus Poonawalla Group, which includes the Serum Institute of India, announced a collaboration to advance TNX-801.

In October 2023, at the World Vaccine Congress - Europe, we reported that the TNX-801 vaccine was shown to be greater than 10 to 1,000-fold more minimally replicative than older vaccinia-based smallpox vaccines in both human primary cell lines and immunocompromised mice. Similar data was also published in the peer-reviewed journal mSphere which presented data demonstrating that TNX-801 is less virulent than 20th Century vaccinia vaccines in immune-compromised mice.

In August 2023 we received pre-IND meeting written responses from the FDA. Tonix believes the FDA feedback provides a path to agreement on the design of a Phase 1/2 study and the overall clinical development plan. The Phase 1/2 clinical trial will assess the safety, tolerability, and immunogenicity of TNX-801, following the submission and clearance of an IND. We are actively working to develop a vaccine meeting cGMP quality to support a clinical study.

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

TNX-801 also serves as the live virus vaccine platform for other infectious diseases for which subsequent products will be designed by expressing other viral antigens in the horsepox vector. The company’s Good Manufacturing Practice (GMP)-capable advanced manufacturing facility in Dartmouth, MA was purpose-built to manufacture TNX-801 and the GMP suites are ready to be reactivated in case of a national or international emergency.

TNX-1800 – COVID-19 Vaccine

TNX-1800 is a minimally replicative, live virus vaccine based on our RPV platform that expresses the SARS-CoV-2 spike protein from the ancestral Wuhan strain. TNX-1800 is being further developed to rapidly address new variants as they emerge. The vaccine platform itself can carry a payload of genes. The vaccine protects against COVID-19 by eliciting a durable T cell, humoral and mucosal immune response. It is delivered in only one dose. In November 2023, Tonix announced that the NIAID, a part of the NIH, will conduct a Phase 1 clinical trial with TNX-1800 as part of the Project NextGen Covid-19 Vaccine initiative. This NIAID/NIH program is funded to take selected NextGen vaccine candidates into Phase 1 and Phase 2 trials. Because of extensive reviews of NIH programs, the future of this program is uncertain.

The COVID-19 vaccines that are approved for use in the U.S. have provided significant health benefits to the vaccinated population; however, they have shown limitations in the durability of protection conferred and in their limited ability to block the spread of infection (forward transmission). Live virus vaccines that protect against other viral diseases by eliciting T cell responses have shown durability of protection that lasts years to decades and some live virus vaccines have significantly inhibited forward transmission (e.g. smallpox). The TNX-1800 vaccine development plan is wholly consistent with priority vaccine attributes advanced by the White House Office of Science and Technology Policy’s Pandemic Preparedness Plan from September 2021, the National Biodefense Science Board report from August 2023, and the BARDA Strategic Plan 2022-2026. Tonix believes its RPV platform can address a wide variety of disease targets of public health interest.

The results of an animal study data showing the protective effect of TNX-1800 vaccine was published in the peer-reviewed journal Vaccines in 2023 and show that TNX-1800 induces complete protection against SARS-CoV-2 infection as well as evidence that indicates an impact on spread of infection. These data also confirm that “take” is a biomarker of protection of upper and lower airways from SARS-CoV-2 challenge, and a biomarker of immunological response to TNX-1800’s cargo COVID-19 antigen, which is the CoV-2 spike protein. Tonix has also began undertaking studies to show attenuation of the RPV platform itself in order to evaluate the potential use of the live vaccine platform in the immunocompromised host by the use of mouse model system. These data (detailed below) demonstrate that the RPV vaccine platform that is used for TNX-1800 is >10- to 1,000-fold more minimally replicative than older VACV-based smallpox vaccines in human primary cell lines and immunocompromised mice.

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

Additional studies have been undertaken to show attenuation of the RPV platform alone (TNX-801) in order to evaluate the potential use of this live vaccine in the immunocompromised host. These data demonstrate that the RPV platform used with TNX-1800 is >10- to 1,000-fold more minimally replicative than older VACV-based smallpox vaccines in human primary cell lines and immunocompromised mice.

TNX-4200 – Broad-Spectrum Antiviral

Tonix is developing CD45-targeted therapeutics (TNX-4200). In July 2024 Tonix was awarded a contract with a potential for up to $34 million over five years by DTRA. The objective of the contract is to develop small molecule broad-spectrum antiviral agents for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments.

Tonix’s program will focus on optimization and development of its TNX-4200 program, to develop an orally available CD45 antagonist, with broad-spectrum efficacy against a range of viral families through preclinical evaluation. The program is expected to establish physicochemical properties, pharmacokinetics, and safety attributes to support an IND submission and to fund a first-in-human Phase 1 clinical study. Tonix plans to leverage previous research on phosphatase inhibitors, specifically compounds that target CD45, to optimize lead compounds for therapeutic intervention of biothreat agents and provide the government with a complete and cost-effective solution for a broad-spectrum medical countermeasure. Tonix’s hypothesis is that partial inhibition of CD45 will provide optimal antiviral protection while requiring lower plasma drug concentrations, a lower dose, and a better safety profile.

TNX-2900 – Prader-Willi Syndrome (PWS)

TNX-2900 is based on our patented intranasal potentiated oxytocin formulation, or TNX-1900, but being developed for PWS. Tonix licensed technology using oxytocin-based therapeutics for the treatment of PWS and non-organic failure to thrive disease from Inserm. The licensing agreement has been negotiated and signed by Inserm Transfert, the private subsidiary of Inserm, on behalf of Inserm, Aix-Marseille Université and Centre Hospitalier Universitaire of Toulouse. PWS is recognized as the most common genetic cause of life-threatening childhood obesity and affects males and females with equal frequency and all races and ethnicities. There is currently no approved treatment for either the suckling deficit in infants or the obesity and hyperphagia in older children associated with PWS. Since PWS is an orphan disease that occurs in approximately one in 15,000 births, TNX-2900 for PWS has been granted Orphan Drug Designation and Rare Pediatric Disease Designation by the FDA. Tonix completed a pre-IND meeting with the FDA in November 2022 to discuss the most efficient and appropriate investigational plan to establish the safety and effectiveness evidence to support the approval of TNX-2900, and Tonix has received IND clearance.

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

Tonix’s Facilities Overview

The Research & Development Center (RDC)

We own the approximately 48,000 square foot RDC facility in Frederick, Maryland. The RDC facility is operational and focuses on our development of vaccines and antiviral drugs against COVID-19, its variants, and other infectious diseases. The RDC is the principal site for the research on TNX-4200, a broad-spectrum antiviral targeting CD45 funded by the U.S. Department of Defense, Defense Threat Agency contract. The RDC also conducts research on CNS and immunology drugs. The RDC facility is biosafety level 2 (BSL-2) with BSL-3 components.

The Advanced Development Center (ADC)

The ADC located in the New Bedford business park in Dartmouth, Massachusetts is intended to accelerate development, clinical and commercial scale manufacturing of live-virus vaccines and biologics. ADC includes single-use bioreactors and purification suites with equipment for Good Manufacturing Practice (GMP) production of vaccines and biologics for clinical trials, including the capability of producing sterile vaccines in glass vials.

The ADC is an approximately 45,000 square foot BSL-2 facility which can employ up to 70 researchers, scientists, manufacturing, and technical support staff. This facility was decommissioned in May 2024 but Tonix has the ability to reactivate it should we choose to do so.

Marketing, Sales and Distribution

Marketing activity for Zembrace Symtouch and Tosymra in the United States is conducted by our wholly-owned subsidiary, Tonix Medicines, Inc. We focus our sales and marketing efforts on physicians in private practice and in public treatment systems. We employ standard pharmaceutical marketing practices to promote our products, encompassing advertisements, professional symposia, sales initiatives, and educational outreach aimed at physicians, nurses, social workers, counselors, and other stakeholders involved in treating acute migraine in adults. We have established contracts with third-party vendors to handle logistics, offer customer services, and manage other related aspects for our products. These services include managing product-specific websites, conducting insurance research, processing orders, and handling delivery and fulfillment services. Zembrace Symtouch and Tosymra are primarily sold to pharmaceutical wholesalers, pharmacies, and specialty distributors. We intend to implement patient access programs and expand distribution channels in our marketing efforts for our migraine drugs.

In 2024, Tonix engaged EVERSANA to support the launch strategy and commercial planning of TNX-102 SL for the management of fibromyalgia. Specifically, EVERSANA worked with Tonix to assess the fibromyalgia landscape and help plan an efficient go-to-market strategy.

In 2024, Tonix hired a new head of Commercial Operations as well as Vice Presidents to run Medical Affairs and Marketing, each with decades of experience successfully launching and commercializing new CNS products. In January 2025, Tonix announced the appointment of a vice president to oversee Market Access. In 2025, we will continue to build out our commercial team and capabilities as we look forward to a targeted launch of TNX-102 SL in the fourth quarter of 2025, contingent on FDA approval.

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

Migraine

Zembrace Symtouch and Tosymra are indicated for the treatment of acute migraine and compete with generic versions of sumatriptan. Zembrace is an autoinjector formulation of sumatriptan and competes with generic subcutaneous products. Tosymra is an intranasal formulation of sumatriptan and competes with generic intranasal products. Zembrace and Tosymra also compete with the new molecular entities including oral migraine therapies such as Nurtec® (Rimegepant) from Pfizer Inc. and Ubrelvy® (Ubrogepant) and QULIPTA® (atogepant) from AbbVie Inc. and intranasal migraine therapies such as Zavzpret™ (vazegepant) by Pfizer, Inc. Most recently, Axsome Therapeutics announced FDA approval of SYMBRAVO® (meloxicam and rizatriptan) for the acute treatment of migraine with or without aura in adults. We also note that the PDUFA goal date for Shin Nippon Biomedical Laboratories, Ltd and Satsuma Pharmaceuticals is April 30, 2025 for their intranasal asset STS101 (dihydroergotamine) for the treatment of migraine headaches.

Fibromyalgia

We are currently awaiting an FDA decision on marketing authorization for TNX-102 SL for the management of fibromyalgia. There are 3 products approved for the treatment of fibromyalgia which include Lyrica® (pregabalin), developed by Pfizer, Inc., Cymbalta® (duloxetine), developed by Eli Lilly and Company, and Savella® (milnacipran) marketed by AbbVie. Pregabalin and duloxetine are available as generics, while Savella is still on patent. There has not been a new product approved for this indication in 15 years.

Tonix is aware of multiple companies actively developing treatments for fibromyalgia. Axsome Therapeutics Inc. expects to submit an NDA for AXS-14 (esreboxetine) for the management of fibromyalgia to the FDA for AXS-14 in Q1 2025. Virios Therapeutics, Inc. announced the initiation of a Phase 3 trial in the U.S. for IMC-1 for the treatment of fibromyalgia. IMC-1 is a fixed dose combination of famciclovir + celecoxib, is a 505(b)(2) and has been granted Fast Track Designation by the FDA. Tonix is also focused on developments for fibromyalgia outside of the U.S. and keeps abreast of the progress made by Australian company Tryptamine Therapeutics Ltd who announced positive data from a Phase IIa clinical trial of TRP-8802 for fibromyalgia which was presented in an abstract at the International Association for the Study of Pain (IASP) 2024 World Congress on August 9, 2024.

Long COVID (Post-Acute Sequelae of SARS-CoV-2 Infection or PASC)

As of now, there are no specific drugs approved by the FDA solely for the treatment of Long COVID (formerly known as Post-Acute Sequelae of SARS-CoV-2 Infection (PASC)). Tonix is aware of several companies developing therapeutics for the treatment of Long COVID including, but not limited to, Direct Biologics, LLC (Phase III for DB-001 was completed in the fourth quarter of 2024 and American CryoStem Corporation. Other developments include Organicell Regenerative Medicine, Inc. is conducting a Phase 2 for Zofin as a potential therapeutic for Long COVID. PaxMedica, Inc. is developing PAX-101 for the treatment of Long COVID and currently conducting a Phase1b in South Africa. In October 2024, Resolve Therapeutics, LLC, announced the results from its Phase II Long COVID study of RSLV-132. Furthermore, GeNeuro announced the data from Phase II GNC-501 clinical trial in patients suffering from Long COVID, testing temelimab against placebo. Finally, in June 2024, Berlin Cures Holding AG announced that it is preparing for a Phase III study in Long COVID and Statera BioPharma, Inc. is comparing STAT-205 with placebo for reducing fatigue in Long COVID.

Acute Stress Reaction/Acute Stress Disorder (ASR/ASD)

There are no approved drugs for treating ASR or for the prevention of ASD or PTSD. In October 2024, BioXcel Therapeutics announced a Phase IIa efficacy and safety trial of BXCL501 in patients experiencing ASD resulting from motor vehicle collisions to begin in the first half of 2025. BXCL501 is an orally dissolvable film formulation of the α2A adrenergic receptor agonist dexmedetomidine that is FDA approved as IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults.

Cocaine Intoxication

There are no approved antidotes for the treatment of cocaine intoxication. Patients generally receive supportive care. We are not aware of any drugs in development for the treatment of cocaine intoxication. We are aware of companies that are targeting cocaine use disorder and we monitor their progress. Embera NeuroTherapeutics currently lists EMB-001 in Phase II development for the treatment of cocaine use disorder in its pipeline.

Transplantation Rejection and Autoimmune Treatments with Anti-CD40-ligand Monoclonal Antibodies

We are aware of multiple companies advancing the development of biologics targeting the CD40L molecule including Sanofi, UCB, Eledon Pharmaceuticals, and Amgen Inc. Eledon Pharmaceuticals revealed promising results from the Phase I/II trial of tegoprubart, aimed at preventing islet transplant rejection in individuals with type 1 diabetes. The trial showed that the first human cases of insulin independence were achieved using an anti-CD40L monoclonal antibody therapy, without relying on tacrolimus, the current standard treatment for preventing transplant rejection. Sanofi’s SAR441344 (Frexalimab), a second-generation anti-CD40L monoclonal antibody, is being tested in multiple sclerosis. In a Phase II trial involving participants with relapsing multiple sclerosis (NCT04879628), frexalimab demonstrated effectiveness in quickly reducing the number of new gadolinium-enhancing T1-lesions at week 12. Amgen Inc. is currently conducting a Phase III trial to test Dazodalibep for Sjogren’s Syndrome (NCT06104124) with an estimated completion date for the first half of 2026. H. Lundbeck is testing Lu AG22515 for Thyroid Eye Disease (TED) and plans to report results from the Phase Ib TED study in the second half of 2026. In 2024, UCB and Biogen announced positive results from a Phase III trial testing Dapirolizumab Pegol for Systemic Lupus Erythematosus. In November 2024, UCB and Biogen announced the initiation of their potentially confirmatory Phase III trial to test Dapirolizumab Pegol for Systemic Lupus Erythematosus (NCT06617325). These are a few key highlights that underscore the focus of major pharmaceutical companies in this area and we monitor the activity of other companies in the process of developing antagonistic anti-CD40 mAbs, including Novartis, Boehringer Ingelheim GmbH, Kiniska Pharmaceuticals, Boston Immune Therapies, and NapaJen Pharma Inc.

Prader Willi Syndrome

Somatropin, which targets the Growth Hormone Receptor is approved in the U.S. and marketed by Pfizer Inc. and Novo Nordisk. Novartis AG markets Omnitrope® in Europe. There are no approved products for the treatment of hyperphagia or over-eating in PWS. Patients generally receive care to best manage individual symptom presentation. ACADIA Pharmaceuticals Inc. currently have ACP-101 (intranasal carbetocin) (acquired Levo Therapeutics in June 2022) in a Phase 3, randomized, double-blind, placebo-controlled, 8-week clinical study to assess the efficacy, safety, and tolerability, of ACP-101 in PWS with long term follow-up. Acadia anticipates the enrollment of the final patient in by the fourth quarter of 2025, with top-line results expected to be announced in the first half of 2026. Soleno is developing diazoxide chloride controlled release (DCCR) which had positive results in a randomized withdrawal study of PWS. The PDUFA goal date for a decision on marketing authorization is in March 2025.

Carmot Therapeutics Inc. announced that they plan to release Phase I single ascending dose (SAD)/MAD data for CT-PYY in 2025 for the treatment of PWS. Harmony Biosciences Holdings, Inc. received Orphan Drug Designation for their asset Wakix (pitolisant hydrochloride) for the treatment of PWS. Harmony Biosciences announced initial topline results from its Phase II proof-of-concept study in patients with PWS, which showed a signal on improvement in the primary outcome related to excessive daytime sleepiness in November 2022. At the end of 2024, Neuren Pharmaceuticals Limited announced the suspension of its Phase II open-label study of the safety, tolerability, and pharmacokinetics of oral NNZ-2591 in Prader-Willi syndrome (PWS-001) due to a revised development strategy.

Tonix is knowledgeable about several companies dedicated to developing a therapy for the treatment of PWS including, but not limited to, Aardvark Therapeutics, ConSynance Therapeutics, Lipidio Pharma, Helsinn, Inversago Pharma, Saniona, 9 Meters Biopharma, Neuracle Science, Harmony Biosciences Holding Inc., and Notitia Biotechnologies.

Gastric and Colorectal Cancer

TNX-1700 asset is a recombinant TFF2 (albumin fusion peptide) and has demonstrated that by targeting myeloid derived suppressor cells (MDSCs) using TFF2-MSA fusion protein synergizes well with PD-1 blockade therapy in advanced and metastatic syngeneic mouse models of colorectal cancer. Tonix is aware of several companies that are focused on MDSCs to treat Gastric and Colorectal Cancer. Anbogen announced a drug supply collaboration to evaluate the combination of Anbogen’s ABT-301, with BeiGene’s tislelizumab, in patients with mismatch repair–proficient or microsatellite stable metastatic colorectal cancer (“mCRC”) in a global Phase II trial. Gilead Sciences and Arcus Biosciences announced new data from Cohort B of ARC-9, a Phase Ib/II study evaluating the safety and efficacy of etrumadenant, a dual A2a/b adenosine receptor antagonist, plus anti-PD-1 monoclonal antibody zimberelimab, FOLFOX chemotherapy and bevacizumab (EZFB) in third-line mCRC. In 2023, TriSalus Life Sciences announced it plans to initiate a Phase II trial of SD-101 (Nelitolimod) for colorectal cancer. NextCure, Inc. have NC410 in the clinic for Colorectal Cancer. Faron Pharmaceuticals Oy have Bexmarilimab in the clinic for Colorectal Cancer. Merck & Co., Inc. and Agenus are collaborating on MK-4830 for Colorectal Cancer.

Smallpox / Mpox

BioNTech SE is conducting a Phase I/II study in the U.S. evaluating the safety, tolerability, reactogenicity and immunogenicity of the investigational RNA-based multivalent vaccine candidate BNT166a for active immunization against mpox. The study is expected to complete in the first quarter of 2026. In 2023, Moderna announced it has mRNA-1769 in preclinical development for the treatment of Mpox. Moderna is conducting a P1/2 study of mpox vaccine in the U.K. Emergent BioSolutions, Inc. has enabled the enrolment of the first patients for the MOSA, a pan-African randomized platform adaptive trial to test Tembexa to treat mpox at Mbandaka Hospital in Equateur Province, Democratic Republic of Congo. A first interim analysis is expected by the end of the first quarter of 2025. Other companies we monitor include GeoVax Labs, Inc., NanoViricides, Inc., EpiVax, Inc., Gylden Pharma Limited.

Covid-19

There are many vaccine products in development for the treatment or prevention of Covid-19 globally. Approved products include Pfizer-BioNTech’s (BNT162b2), Moderna’s (mRNA-1273) and Novavax’s (NVX-CoV2373) which are routinely updated to address new variants. CSL and Arcturus announced that the European Commission has granted marketing authorization for KOSTAIVE (ARCT-154), an mRNA COVID-19 vaccine, KOSTAIVE is currently marketed in Japan against COVID-19. Codagenix is developing CoviLiv™ as an intranasal vaccine candidate and in Phase 3 for COVID-19. Other companies working in the area include: Vaxart Inc. which is developing a potentially orally administered vaccine based on the adenovirus serotype 5 (Ad-5) vector to express the spike protein of SARS-CoV-2; CastleVax USA which is developing a potential nasally administered vaccine based on a Newcastle disease virus (NDV) vector to express the Spike protein of SARS-CoV-2.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to TNX-102 SL, Zembrace®, Tosymra®, TNX-1300, TNX-1500, TNX-2900, TNX-1900, TNX-801, TNX-1800 and TNX-1700, and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to various compositions and methods of use related to our product candidates. As of March 10, 2025, the patents we are either the owner of record of or own the contractual right to include 42 issued U.S. patents and 432 issued non-U.S. patents. We are actively pursuing an additional 23 U.S. non-provisional patent applications, 3 international patent applications, and 244 non-U.S./non-international patent applications.

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

The patent portfolios for our proprietary technology platform and our most advanced product candidates as of February 10, 2025 are summarized below.

TNX-102 SL — Central Nervous System Conditions

Our patent portfolio for TNX-102 SL includes patents and patent applications directed to compositions of matter of CBP, formulations containing CBP, and methods for treating CNS conditions, such as TNX-102 SL for PTSD, for pain, fatigue and sleep disturbances in fibromyalgia, for treating or managing fibromyalgia (early onset response, favorable tolerability, or side effect profile), for alcohol abuse, for disordered sleep, for sexual dysfunction, for depression in fibromyalgia, for fatigue and disordered sleep (e.g., CAP rates), for post-acute sequelae of SARS-CoV-2 infection, for acute stress reaction/acute stress disorder, and for agitation in neurodegenerative conditions, e.g., AD.

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

On March 20, 2018, U.S. Patent No. 9,918,948 entitled “Methods and Compositions for Treating Symptoms Associated with PTSD Using Cyclobenzaprine,” issued. The claims recite a method of using TNX-102 SL’s active ingredient cyclobenzaprine to treat PTSD and provides US market exclusivity until 2030, excluding any patent term extensions.

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

On August 4, 2023, Chinese Patent No. ZL201910263541.6, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride,” issued. The claims recite a eutectics of cyclobenzaprine hydrochloride and beta-mannitol and methods of making those eutectics.

On July 23, 2019, U.S. Patent No. 10,357,465 entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. The claims recite a eutectic of cyclobenzaprine hydrochloride and mannitol and methods of making those eutectics.

On December 11, 2019, European patent 2968992, entitled “Eutectic Formulations of Cyclobenzaprine Hydrochloride”, issued. This patent recites pharmaceutical compositions comprising a eutectic of mannitol and Cyclobenzaprine HCl and methods of making the same. In response to an opposition filed in September 2020 by Hexal AG, the European Patent Office’s Opposition Division upheld the patent in unamended form after the January 2022 oral proceedings. Hexal AG did not appeal that decision.

On December 25, 2019, European patent 2,683,245, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine”, issued. The claims recite the use of CBP for the treatment of depression in a FM patient. This patent provides TNX-102 SL with European market exclusivity until March 2032 and may be extended based on the timing of the European marketing authorization of TNX-102 SL for depression in a FM patient. In September 2020, Hexal AG filed an opposition against this patent. The European Patent Office’s Opposition Division upheld the patent claims in unamended form after the February 2022 oral proceedings. Hexal AG did not appeal that decision.

On June 4, 2024, U.S. Patent No. 11,998,516, entitled “Methods and Compositions for Treating Depression Using Cyclobenzaprine,” issued. The claims recite methods for treating major depressive disorder in a fibromyalgia patient using a composition comprising cyclobenzaprine or its salts.

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

On April 8, 2021, U.S. non-provisional Patent Application No. 17/226,058 and International Patent Application No. PCT/US2021/026492, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction” were filed. The PCT application is now nationalized in Australia, Canada, China, European Patent Office, Japan, and Hong Kong. On October 5, 2022, International Patent Application No. PCT/US2022/045791, entitled “Cyclobenzaprine Treatment for Sexual Dysfunction,” was filed and is now nationalized in European Patent Office and U.S. (U.S. Patent Application No. 18/698,483). The claims of these applications are directed to methods using pharmaceutical compositions and combinations for treating sexual dysfunction with cyclobenzaprine or pharmaceutically acceptable salts of cyclobenzaprine.

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

On June 21, 2023, U.S. non-provisional Patent Application No. 18/212,500 and International Patent Application No. PCT/US2023/025895, entitled “Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC),” were filed. The PCT is now nationalized in 9 countries. The claims are directed to methods of treating PASC or one or more associated symptoms comprising administering cyclobenzaprine or a pharmaceutically acceptable salts of cyclobenzaprine.

On December 19, 2024, U.S. non-provisional Patent Application No. 18/988,194 and International Patent Application No. PCT/US2024/061125, entitled “Early Onset Response, Favorable Tolerability, and Side Effect Profile in the Treatment of Fibromyalgia,” were filed. The claims are directed to methods for treating or managing fibromyalgia and its associated symptoms in subjects characterized by an early onset of one or more of: (1) a reduction in widespread pain; (2) a reduction in sleep disturbance; (3) a reduction in fatigue; or (4) an improved sleep quality. The claims are also directed to methods for preventing or avoiding clinically meaningful changes in mean weight, in mean systolic blood pressure or mean diastolic blood pressure, or a decline in sexual functioning.

On January 23, 2025, International Patent Application No. PCT/US2025/012803, entitled Cyclobenzaprine Treatment for Acute Stress Reaction or Acute Stress Disorder,” was filed. The claims are directed to methods for treating or preventing acute stress reaction (ASR) or acute stress disorder (ASD) and associated symptoms thereof using a composition with cyclobenzaprine or its salts in.

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

We also acquired International Patent Application No. PCT/US2017/027265, filed April 12, 2017, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use” (nationalized in 9 countries). On December 3, 2024, U.S. Patent No. 12,156,897, entitled “Magnesium-Containing Oxytocin Formulations and Methods of Use,” issued. The patent, which claims methods for treating autism spectrum disorder, social anxiety disorder, or a social communication disorder, will expire in April 2037, excluding any patent term extensions.

We also have rights to International Patent Application No. PCT/US2019/020419, filed on April 12, 2017, entitled “Labeled Oxytocin and Method of Manufacture and Use” (nationalized in the U.S., European Patent Office and Japan). On April 30, 2024, U.S. Patent No. 11,970,554, entitled “Labeled Oxytocin and Method of Manufacture and Use,” issued.

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

On August 28, 2024, European Patent No. 3993876, entitled “Anti-CD154 Antibodies and Uses Thereof,” issued (validated in 37 countries). The claims recite an isolated antibody that binds CD154, compositions comprising the antibody, and use of the compositions for treating or preventing a transplant rejection.

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

TNX-1800 and TNX-1850 — Live Modified Horsepox Vaccine for Prevention of COVID-19

We are developing TNX-1800 and TNX-1850, live minimally replicative modified HPXVs, as a COVID-19 preventing vaccine against different strains of SARS-CoV-2. On February 26, 2021, we filed International Patent Application No. PCT/US2021/020119, entitled “Recombinant Poxvirus Based Vaccine Against SARS-CoV-2.” On the same date, we also filed applications in Argentina and Taiwan and we filed U.S. Application No. 17/187,678. The PCT application is now nationalized in 19 countries. These applications are directed to synthetic poxviruses comprising a SARS-CoV-2 virus protein, poxvirus delivery vectors for SARS-CoV-2 virus proteins and methods of using these modified poxviruses to protect individuals against COVID-19.

TNX-1700 — Recombinant Trefoil Family Factor 2 (rTFF2) to Treat Gastric and Colorectal Cancers

We have licensed rights from The Trustees of Columbia University in the City of New York to develop a potential product, TNX-1700, for the treatment of gastric and colorectal cancers. The licensed patents are directed to rTFF2 compositions and methods of treatment. The licensed patents U.S. Patent No. 10,124,037 and U.S. Patent No. 11,167,010. The licensed patents provide TNX-1700 with US market exclusivity until April 2033, subject to any patent term extensions. On August 27, 2020, we filed International Patent Application No. PCT/IB2020/000699 entitled “Modified TFF2 Polypeptides.” The PCT application is now nationalized in 12 countries.

TNX-3900 — Antiviral Drugs

We have acquired the intellectual property rights of Healion Bio, Inc. to develop antiviral drugs. These rights include International Patent Application No. PCT/US2021/032461 (nationalized in 6 countries) and U.S. Patent Application No. 18/055,596, both entitled “Compositions and Methods for Increasing Efficacy of a Drug.”

TNX-4300 — Estianeptine for Psychiatric and Neurodegenerative Diseases

We are developing TNX-4300, the (S)-isomer of tianeptine, for psychiatric and neurodegenerative diseases. On March 27, 2024, we filed International Patent Application No. PCT/US2024/021799, entitled “(S)-Tianeptine and Use in Treating Disorders and Conditions Associated with Peroxisome Proliferator-Activated Receptor.”

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

2861223

(AL/P/2022/458 in Albania; P20221325T in Croatia; 602013082236.0 in Germany; 3111421 in Greece; 502022000069474 in Italy; P912561 in North Macedonia; SM-T-202200436 in San Marino; RS63822B1 in Serbia; and 2022-GE-787024 in Turkey)

	Compositions and Methods for Transmucosal Absorption	European Patent Office – Italy, Albania, Austria, Belgium, Bulgaria, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, United Kingdom, San Marino, Serbia, Croatia, North Macedonia and Turkey	June 14, 2033
236268	Compositions for Transmucosal Delivery and Uses Thereof	Israel	June 14, 2033
2015/00288	Compositions and Methods for Transmucosal Absorption	South Africa	June 14, 2033
BR112014031394-6	Compositions and Methods for Transmucosal Absorption	Brazil	June 14, 2033
1209361	Compositions and Methods for Transmucosal Absorption	Hong Kong	June 14, 2033
398632	Compositions and Methods for Transmucosal Absorption	Mexico	June 14, 2033
A059897	Compositions and Methods for Transmucosal Absorption	Venezuela	June 14, 2033
MY-194495-A	Compositions and Methods for Transmucosal Absorption	Malaysia	June 14, 2033
3,118,913	Compositions and Methods for Transmucosal Absorption	Canada	June 14, 2033
10201605407T	Compositions and Methods for Transmucosal Absorption	Singapore	June 14, 2033

CBP – Depression

Patent No.	Title	Country / Region	Expiration Date
11,998,516	Methods and Compositions for Treating Depression Using Cyclobenzaprine	U.S.A.	March 5, 2032
2012225548	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2016222412	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2018204633	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
2020203874	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Australia	March 6, 2032
614725	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
714294	Methods and Compositions for Treating Depression Using Cyclobenzaprine	New Zealand	March 6, 2032
2,829,200	Methods and Compositions for Treating Depression Using Cyclobenzaprine	Canada	March 6, 2032

2683245

(AL/P/2020/15 in Albania; P20200142 in Croatia; MK/P/2020/68 in North Macedonia; 602012066717.6 in Germany; 3103147 in Greece; HU/E048596 in Hungary; 502020000014740 in Italy; 10476 in North Macedonia; SM-T-202000083 in San Marino; 60240 in Serbia; 2773834 in Spain; and 2020-GE-5216 in Turkey)

	Methods and Compositions for Treating Depression Using Cyclobenzaprine	European Patent Office – Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Republic of North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey	March 6, 2032

CBP – PTSD

Patent No.	Title	Country / Region	Expiration Date
9,918,948	Methods and Compositions for Treating Symptoms Associated with Post-Traumatic Stress Disorder Using Cyclobenzaprine	U.S.A.	November 18, 2030

CBP Fatigue

Patent No.	Title	Country / Region	Expiration Date
9,474,728	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031
10,722,478	Methods and Compositions for Treating Fatigue Associated with Disordered Sleep Using Very Low Dose Cyclobenzaprine	U.S.A.	June 9, 2031

CBP – Agitation in Neurodegenerative Condition

Patent No.	Title	Country / Region	Expiration Date
11,826,321	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	U.S.A.	December 11, 2038
275289	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Israel	December 11, 2038
411601	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Mexico	December 11, 2038
3,083,341	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Canada	December 11, 2038
2020/03243	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	South Africa	December 11, 2038
MY-207073-A	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Malaysia	December 11, 2038

CBP/Amitriptyline Eutectic Formulations

Patent No.	Title	Country / Region	Expiration Date
631152	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
747040	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	New Zealand	March 14, 2034
9,636,408	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
9,956,188	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,117,936	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,322,094	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,357,465	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
10,736,859	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,175	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
10,864,176	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
11,026,898	Eutectic Formulations of Cyclobenzaprine Hydrochloride	U.S.A.	September 18, 2035
11,737,991	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
11,839,594	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.	March 14, 2034
6310542	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan	March 14, 2034
6614724	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6717902	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan	September 18, 2035
6088	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Saudi Arabia	March 14, 2034
ZL201480024011.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
ZL.201580050140.2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
2014233277	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Australia	March 14, 2034
2015317336	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia	September 18, 2035
I661825	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
I740136	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Taiwan R.O.C.	March 14, 2034
IDP000055516	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034
IDP000063221	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Indonesia	September 18, 2035
IDP000076872	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Indonesia	March 14, 2034

2968992

(1211591 in Austria, CZ2014-762323 in Czechia, 602014058260.5 in Germany, E018723 in Estonia, P20200055 in Croatia, 201361792757 P in Ireland, 2020.67 in Monaco, P-2020/0094 in Serbia, 201431487 in Slovenia, 33269 in Slovakia, 2020000045 in San Marino, AL/P/2019/906 in Albania, MK/P/2020/67 in Republic of North Macedonia, 3102655 in Greece, 502020000007756 in Italy)

	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office - Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034

3650081	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	European Patent Office - Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Republic of North Macedonia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom	March 14, 2034
241353	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Israel	March 14, 2034
251218	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2035
277814	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Methods of Producing Same	Israel	September 18, 2034
370021	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
387402	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Mexico	September 18, 2035
388137	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Mexico	March 14, 2034
2015/07443	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	South Africa	March 14, 2034

2017/01637	Eutectic Formulations of Cyclobenzaprine Hydrochloride	South Africa	September 18, 2035
BR112015022095-9	Pharmaceutical Composition, Method of Fabrication, Eutectic Composition and Use of Compositions Containing Cyclobenzaprine HCl and Mannitol	Brazil	March 14, 2034
2904812	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada	March 14, 2034
3119755	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Canada	March 14, 2034
HK1218727	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034
MY-186047-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Malaysia	September 18, 2035
398845	Eutectic Formulations of Cyclobenzaprine Hydrochloride	India	September 18, 2035
441374	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	India	March 14, 2034
MY-196014-A	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia	March 14, 2034
ZL201910263541.6	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	China	March 14, 2034
2020289838	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Australia	September 18, 2035
HK40047283	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong	September 18, 2035
ZL202011576351.9	Eutectic Formulations of Cyclobenzaprine Hydrochloride	China	September 18, 2035
730379	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand	September 18, 2035
768064	Eutectic Formulations of Cyclobenzaprine Hydrochloride	New Zealand	September 18, 2035
40013124	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034
40030559	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Hong Kong	March 14, 2034

Analogs of CBP

Patent No.	Title	Country / Region	Expiration Date
11,517,557	Analogs of Cyclobenzaprine and Amitryptilene	U.S.A.	July 13, 2038
12,156,864	Analogs of Cyclobenzaprine and Amitryptilene	U.S.A.	July 13, 2038
7330964	Analogs of Cyclobenzaprine and Amitryptilene	Japan	July 13, 2038

Oxytocin therapeutics

Patent No.	Title	Country / Region	Expiration Date
9,629,894	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11,389,473	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	January 7, 2036
11201705591P	Magnesium-Containing Oxytocin Formulations and Methods of Use	Singapore	January 7, 2036
388286	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico	January 7, 2036
253347	Magnesium-Containing Oxytocin Formulations and Methods of Use	Israel	January 7, 2036

7030517	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	January 7, 2036
ZL201680013809.5	Magnesium-Containing Oxytocin Formulations and Methods of Use	China	January 7, 2036
3242676 (P20231438 in Croatia; 602016083177.5 in Germany; 3114323 in Greece; HU/E065385 in Hungary; 65034 in Serbia; SM-T-202400020 in San Marino; and 2023-GE-778438 in Turkey)	Magnesium-Containing Oxytocin Formulations and Methods of Use	Europe – (Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom)	January 7, 2036
2017/05176	Magnesium-Containing Oxytocin Formulations and Methods of Use	South Africa	January 7, 2036
1252942	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong	January 7, 2036
2020286221	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia	January 7, 2036
734097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand	January 7, 2036
771693	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand	January 7, 2036
10-2677904	Magnesium-Containing Oxytocin Formulations and Methods of Use	Republic of Korea	January 7, 2036
7455402	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	January 7, 2036
BR112017014545-6	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil	January 7, 2036
11,970,554	Labeled Oxytocin and Method of Manufacture and Use	U.S.A.	March 1, 2039
7093559	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan	April 12, 2037
2017250505	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia	April 12, 2037
ZL201780036185.3	Magnesium-Containing Oxytocin Formulations and Methods of Use	China	April 12, 2037
40005263	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong	April 12, 2037
12,156,897	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.	April 12, 2037

417307	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico	April 12, 2037
3442560 (602017086259.2 in Germany; and SM/T/2025/000041 in San Marino)	Magnesium-Containing Oxytocin Formulations and Methods of Use	Europe – (Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and United Kingdom)	April 12, 2037
2575853 (2595251 in Spain)	Methods and Pharmaceutical Composition for the Treatment of a Feeding Disorder with Early-Onset in a Patient	Europe – (Spain, France, and United Kingdom)	May 25, 2031
8,853,158	Methods for the Treatment of a Feeding Disorder with Onset During Neonate Development Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
9,125,862	Methods for the Treatment of Prader-Willi-like Syndrome or Non-Organic Failure to Thrive (NOFITT) Feeding Disorder Using an Agonist of the Oxytocin Receptor	U.S.A.	May 25, 2031
2571511 (2526672 in Spain)	New Uses of Oxytocin-like Molecules and Related Methods	Europe – (Switzerland, Spain, France, United Kingdom, and Ireland)	May 17, 2031
9,101,569	Methods for the Treatment of Insulin Resistance	U.S.A.	June 22, 2031

Nociceptin/Orphanin FQ therapeutics

Patent No.	Title	Country / Region	Expiration Date
8,551,949	Methods for treatment of pain	U.S.A.	August 11, 2031
9,238,053	Methods for treatment of pain	U.S.A.	October 12, 2030
2010281436	Methods for treatment of pain	Australia	July 27, 2030
ZL 201080042858.4	Methods for treatment of pain	China	July 27, 2030
2459183 (602010028120.5 in Germany)	Methods for treatment of pain	Europe – (Switzerland, Germany, Denmark, France, and United Kingdom)	July 27, 2030
1169804	Methods for treatment of pain	Hong Kong	July 27, 2030
329837	Methods for treatment of pain	Mexico	July 27, 2030
597763	Methods for treatment of pain	New Zealand	July 27, 2030
10201406930U	Methods for treatment of pain	Singapore	July 27, 2030
201200584	Methods for treatment of pain	South Africa	July 27, 2030
2,769,347	Methods for treatment of pain	Canada	July 27, 2030
413642	Methods for treatment of pain	India	July 27, 2030

Tianeptine – Neurocognitive Dysfunction

Patent No.	Title	Country / Region	Expiration Date
9,314,469	Method for Treating Neurocognitive Dysfunction	U.S.A.	September 24, 2030
2723688	Method for Treating Neurodegenerative Dysfunction	Canada	April 30, 2029
2299822 (602009047361.1 in Germany; 2644511 in Spain; and E911827 in Austria)	Method for Treating Neurodegenerative Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, and Portugal	April 30, 2029
3246031 (602009057284.9 in Germany; 2727851 in Spain; and E1100344 in Austria)	Method for Treating Neurocognitive Dysfunction	European Patent Office – Austria, Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Luxembourg, Monaco, and Portugal	April 30, 2029

TFF2 therapeutics

Patent No.	Title	Country / Region	Expiration Date
10,124,037	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033
11,167,010	Trefoil family factor proteins and uses thereof	U.S.A	April 2, 2033

Synthetic Chimeric Poxviruses

Patent No.	Title	Country / Region	Expiration Date
11,345,896	Synthetic Chimeric Poxviruses	U.S.A	November 2, 2037
397516	Synthetic Chimeric Poxviruses	Mexico	November 2, 2037
2019/02868	Synthetic Chimeric Poxviruses	South Africa	November 2, 2037
MY-200354-A	Synthetic Chimeric Poxviruses	Malaysia	November 2, 2037
2017353868	Synthetic Chimeric Poxviruses	Australia	November 2, 2037
ZL201780078546.0	Synthetic Chimeric Poxviruses	China	November 2, 2037
40014109	Synthetic Chimeric Poxviruses	Hong Kong	November 2, 2037
2022/04981	Synthetic Chimeric Poxviruses	South Africa	November 2, 2037

Triptan Compound – Formulations

Patent No.	Title	Country / Region	Expiration Date
9,211,282	Formulations Comprising Triptan Compounds	U.S.A	July 19, 2031
9,610,280	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
9,974,770	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
10,603,305	Formulations Comprising Triptan Compounds	U.S.A	June 16, 2030
11,337,962	Formulations Comprising Triptan Compounds	U.S.A.	June 16, 2030
12,090,139	Formulations Comprising Triptan Compounds	U.S.A.	June 16, 2030
2010299607	Formulations Comprising Triptan Compounds	Australia	June 17, 2030
2775404	Formulations Comprising Triptan Compounds	Canada	June 17, 2030
2480197 (E760080 in Austria; 502016000000073 in Italy; 602010028995.8 in Germany; and 2553862 in Spain)	Formulations Comprising Triptan Compounds	European Patent Office - Austria, Belgium, Czechia, Denmark, France, Germany, Italy, Spain, Switzerland, and United Kingdom	June 17, 2030
5845183	Formulations Comprising Triptan Compounds	Japan	June 17, 2030
101646079	Formulations Comprising Triptan Compounds	Republic of Korea	June 17, 2030
338110	Formulations Comprising Triptan Compounds	Mexico	June 17, 2030
599344	Formulations Comprising Triptan Compounds	New Zealand	June 17, 2030
2012/02168	Formulations Comprising Triptan Compounds	South Africa	June 17, 2030

Triptan Compound – Migraine

Patent No.	Title	Country / Region	Expiration Date
10,537,554	Pharmaceutical Composition for Treating Migraine	U.S.A	January 29, 2036
11,364,224	Pharmaceutical Composition for Treating Migraine	U.S.A	January 29, 2036
12,097,183	Pharmaceutical Composition for Treating Migraine	U.S.A	January 29, 2036
385725	Pharmaceutical Composition Comprising Sumatriptan for Treating Migraine	Mexico	February 1, 2036
2994748	Pharmaceutical Composition Comprising Sumatripan for Treating Migraine	Canada	February 1, 2036

CD40 and anti-CD154 Therapeutics

Patent No.	Title	Country / Region	Expiration Date

3993876

(E1717312 in Austria; P20241602 in Croatia; 602020036714.4 in Germany; 3116977 in Greece; HU/E069680 in Hungary; 502024000056334 in Italy; 66218 in Serbia; 2994684 in Spain; and SM-T-202400527 in San Marino)

	Anti-CD154 antibodies and uses thereof	Europe – (Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovenia, Slovakia, Spain, Sweden, Switzerland, Turkey, United Kingdom)	July 1, 2040

CBP - ASD and PTSD

Patent No.	Title	Country / Region	Expiration Date
420368	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Mexico	August 20, 2039

Pending Patent Applications

Our current pending patent applications are as follows:

CD40 and anti-CD154 Therapeutics

Application No.	Title	Country / Region
17/623,710	Anti-CD154 antibodies and uses thereof	U.S.A.
2020300002	Anti-CD154 antibodies and uses thereof	Australia
BR112021026410-8	Anti-CD154 antibodies and uses thereof	Brazil
BR122024022801-7	Anti-CD154 antibodies and uses thereof	Brazil
3145453	Anti-CD154 antibodies and uses thereof	Canada
202080059891.1	Anti-CD154 antibodies and uses thereof (Allowed)	China
24195755.4	Anti-CD154 antibodies and uses thereof	European Patent Office
202217004870	Anti-CD154 antibodies and uses thereof	India
P00202200763	Anti-CD154 antibodies and uses thereof	Indonesia
289354	Anti-CD154 antibodies and uses thereof	Israel
2021-578262	Anti-CD154 antibodies and uses thereof	Japan
PI 2021007835	Anti-CD154 antibodies and uses thereof	Malaysia
PI 2024006778	Anti-CD154 antibodies and uses thereof	Malaysia
MX/a/2022/000133	Anti-CD154 antibodies and uses thereof	Mexico
784548	Anti-CD154 antibodies and uses thereof	New Zealand
11202114433Y	Anti-CD154 antibodies and uses thereof	Singapore
2022/01378	Anti-CD154 antibodies and uses thereof	South Africa
2024/09160	Anti-CD154 antibodies and uses thereof	South Africa
62022063693.5	Anti-CD154 antibodies and uses thereof (Allowed)	Hong Kong
62022062573.0	Anti-CD154 antibodies and uses thereof	Hong Kong
18/271,098	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	U.S.A.
2022205313	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Australia
BR112023013285-1	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Brazil
3207098	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Canada
202280019221.6	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	China
22701768.8	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	European Patent Office
P00202307159	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Indonesia
304253	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Israel
2023-541043	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Japan
PI 2023003993	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Malaysia
MX/a/2023/008055	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Mexico
801414	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	New Zealand
11202305000R	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Singapore
2023/06791	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	South Africa
62024090562.5	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Hong Kong
62024091450.2	Methods of Inducing Immune Tolerance with Modified Anti-CD154 Antibodies	Hong Kong
3136725	Inhibitors of CD40-CD154 Binding	Canada
2021-560713	Inhibitors of CD40-CD154 Binding	Japan
17/603,260	Inhibitors of CD40-CD154 Binding	U.S.A.
202080033531.4	Inhibitors of CD40-CD154 Binding	China

CBP/Amitriptyline Eutectic Formulations

Application No.	Title	Country / Region
18/385,468	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	U.S.A.
BR112017005231-8	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
BR122020020968-2	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Brazil
2,961,822	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Canada
15841528.1	Eutectic Formulations of Cyclobenzaprine Hydrochloride	European Patent Office
18101200.4	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Hong Kong
2023-188486	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Japan
2023-116057	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Japan

Application No.	Title	Country / Region
PI 2023000078	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Malaysia
517381123	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Saudi Arabia
10201707528W	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Singapore
10201902203V	Eutectic Formulations of Cyclobenzaprine Hydrochloride	Singapore
2014-000391	Eutectic Formulations of Cyclobenzaprine Hydrochloride and Amitriptyline Hydrochloride	Venezuela

Sublingual CBP/Amitriptyline

Application No.	Title	Country / Region
13/918,692	Compositions and Methods for Transmucosal Absorption	U.S.A.
P20130102101	Compositions and Methods for Transmucosal Absorption	Argentina
20230100254	Compositions and Methods for Transmucosal Absorption	Argentina
202010024102.2	Compositions and Methods for Transmucosal Absorption	China
2013/24661	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
2013/37088	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
2013/40660	Compositions and Methods for Transmucosal Absorption	Gulf Cooperation Council
42020020336.2	Compositions and Methods for Transmucosal Absorption	Hong Kong
P-00 2021 01421	Compositions and Methods for Transmucosal Absorption	Indonesia
2024-14696	Compositions and Methods for Transmucosal Absorption	Japan
10202401383X	Compositions and Methods for Transmucosal Absorption	Singapore

CBP – Agitation in Neurodegenerative Condition

Application No.	Title	Country / Region
2018383098	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions (Allowed)	Australia
BR112020011345-0	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Brazil
201880079917.1	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China
18847270.8	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	European Patent Office
P00202004178	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Indonesia
202017023747	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	India
2020-531611	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
62020022462.9	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
62021029558.5	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
42024101171.7	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Hong Kong
10202303446R	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Singapore
2023-186441	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	Japan
202410396685.X	Cyclobenzaprine Treatment for Agitation, Psychosis and Cognitive Decline in Dementia and Neurodegenerative Conditions	China

Analogs of CBP

Application No.	Title	Country / Region
18/950,382 3069699 201880050758.2 18831505.5	Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline Analogs of Cyclobenzaprine and Amitriptyline	U.S.A. Canada China European Patent Office
2024-027046	Analogs of Cyclobenzaprine and Amitriptyline	Japan

CBP – ASD and PTSD

Application No.	Title	Country / Region
2019/38140	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Gulf Cooperation Council
108129709	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Taiwan R.O.C.
17/269,106	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	U.S.A.
2019323764	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Australia
PI2021000802	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Malaysia
772889	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand
813830	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	New Zealand
BR112021003107-3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Brazil
3109258	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Canada
201980062283.3	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China
202510112547.9	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	China
19802247.7	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	European Patent Office
62021045278.0	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
62022046260.5	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Hong Kong
202117011223	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	India
P00202101716	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Indonesia
280921	Cyclobenzaprine or Amitriptyline Containing Compositions for Use in Treating Stress Disorders	Israel
2021-509201	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
2025-32822	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Japan
10-2024-02502Q	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	Singapore
2021/01121	Methods of Treating Acute Stress Disorder and Posttraumatic Stress Disorder	South Africa

CBP – Fibromyalgia

Application No.	Title	Country / Region
18/265,525	Cyclobenzaprine Treatment for Fibromyalgia	U.S.A.
2021396509	Cyclobenzaprine Treatment for Fibromyalgia	Australia
3204202	Cyclobenzaprine Treatment for Fibromyalgia	Canada
202180089897.8	Cyclobenzaprine Treatment for Fibromyalgia	China
21844438.8	Cyclobenzaprine Treatment for Fibromyalgia	European Patent Office
62024089847.3	Cyclobenzaprine Treatment for Fibromyalgia	Hong Kong
62024090216.8	Cyclobenzaprine Treatment for Fibromyalgia	Hong Kong
202317044026	Cyclobenzaprine Treatment for Fibromyalgia	India
P00202306147	Cyclobenzaprine Treatment for Fibromyalgia	Indonesia
303497	Cyclobenzaprine Treatment for Fibromyalgia	Israel
2023-542924	Cyclobenzaprine Treatment for Fibromyalgia	Japan
PI 2023003286	Cyclobenzaprine Treatment for Fibromyalgia	Malaysia
MX/a/2023/006720	Cyclobenzaprine Treatment for Fibromyalgia	Mexico
800700	Cyclobenzaprine Treatment for Fibromyalgia	New Zealand
523441103	Cyclobenzaprine Treatment for Fibromyalgia	Saudi Arabia
524462219	Cyclobenzaprine Treatment for Fibromyalgia	Saudi Arabia
10202403823V	Cyclobenzaprine Treatment for Fibromyalgia	Singapore
2023/06139	Cyclobenzaprine Treatment for Fibromyalgia	South Africa

CBP – Fibromyalgia (Early Onset Response, Favorable Tolerability, and Side Effect Profile)

Application No.	Title	Country / Region
PCT/US2024/061125	Early Onset Response, Favorable Tolerability, and Side Effect Profile in the Treatment of Fibromyalgia	PCT
18/988,194	Early Onset Response, Favorable Tolerability, and Side Effect Profile in the Treatment of Fibromyalgia	U.S.A.

CBP – Acute Stress Reaction or Acute Stress Disorder

Application No.	Title	Country / Region
PCT/US2025/012803	Cyclobenzaprine Treatment for Acute Stress Reaction or Acute Stress Disorder	PCT

CBP – Alcohol Use Disorder

Application No.	Title	Country / Region
18/037,815	Cyclobenzaprine Treatment for Alcohol Use Disorder	U.S.A.
2021382668	Cyclobenzaprine Treatment for Alcohol Use Disorder	Australia
112023009731-2	Cyclobenzaprine Treatment for Alcohol Use Disorder	Brazil
3202722	Cyclobenzaprine Treatment for Alcohol Use Disorder	Canada
202180088339.X	Cyclobenzaprine Treatment for Alcohol Use Disorder	China
21827298.7	Cyclobenzaprine Treatment for Alcohol Use Disorder	European Patent Office
62024087606.5	Cyclobenzaprine Treatment for Alcohol Use Disorder	Hong Kong
62024089500.8	Cyclobenzaprine Treatment for Alcohol Use Disorder	Hong Kong
202317038485	Cyclobenzaprine Treatment for Alcohol Use Disorder	India
303050	Cyclobenzaprine Treatment for Alcohol Use Disorder	Israel
2023-530204	Cyclobenzaprine Treatment for Alcohol Use Disorder	Japan
MX/a/2023/005899	Cyclobenzaprine Treatment for Alcohol Use Disorder	Mexico
800112	Cyclobenzaprine Treatment for Alcohol Use Disorder	New Zealand
11202303835Y	Cyclobenzaprine Treatment for Alcohol Use Disorder	Singapore
2023/05747	Cyclobenzaprine Treatment for Alcohol Use Disorder	South Africa

CBP – Sexual dysfunction

Application No.	Title	Country / Region
17/226,058	Cyclobenzaprine Treatment for Sexual Dysfunction	U.S.A
2021253592	Cyclobenzaprine Treatment for Sexual Dysfunction	Australia
3179754	Cyclobenzaprine Treatment for Sexual Dysfunction	Canada
202180040673.8	Cyclobenzaprine Treatment for Sexual Dysfunction (Allowed)	China
21721779.3	Cyclobenzaprine Treatment for Sexual Dysfunction	European Patent Office
2022-562023	Cyclobenzaprine Treatment for Sexual Dysfunction	Japan
62023077251.4	Cyclobenzaprine Treatment for Sexual Dysfunction	Hong Kong
62023078964.1	Cyclobenzaprine Treatment for Sexual Dysfunction	Hong Kong
62025103395.2	Cyclobenzaprine Treatment for Sexual Dysfunction	Hong Kong
18/698,483	Cyclobenzaprine for Treatment or Prevention of Sexual Dysfunction Associated with Mental Health Conditions in Female Patients	U.S.A.
22800445.3	Cyclobenzaprine for Treatment or Prevention of Sexual Dysfunction Associated with Mental Health Conditions in Female Patients	European Patent Office

CBP – Post-Acute Sequelae of SARS-CoV-2 (PASC)

Application No.	Title	Country / Region
18/212,500	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	U.S.A.
2023286504	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	Australia
36260042	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	Canada
Not Yet Assigned	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	China
23744274.4	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	European Patent Office
317836	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	Israel
2024-575083	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	Japan
MX/a/2025/000142	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	Mexico
817589	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	New Zealand
2025/00293	Cyclobenzaprine Treatment for Post-Acute Sequelae of (SARS)-CoV-2 Infection (PASC)	South Africa

Oxytocin therapeutics

Application No.	Title	Country / Region
2024203428	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
BR122024008322-1	Magnesium-Containing Oxytocin Formulations and Methods of Use	Brazil
2972975	Magnesium-Containing Oxytocin Formulations and Methods of Use	Canada
42024096348.8	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
23201255.9	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
2024-33983	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
18/621,985	Labeled Oxytocin and Method of Manufacture and Use	U.S.A.
19710979.6	Labeled Oxytocin and Method of Manufacture and Use	European Patent Office
2020-545532	Labeled Oxytocin and Method of Manufacture and Use	Japan
2024-9405	Labeled Oxytocin and Method of Manufacture and Use	Japan
18/921,777	Magnesium-Containing Oxytocin Formulations and Methods of Use	U.S.A.
3,020,179	Magnesium-Containing Oxytocin Formulations and Methods of Use (Allowed)	Canada
2023100344997	Magnesium-Containing Oxytocin Formulations and Methods of Use	China
24214056.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	European Patent Office
2024-196703	Magnesium-Containing Oxytocin Formulations and Methods of Use	Japan
747221	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
787097	Magnesium-Containing Oxytocin Formulations and Methods of Use	New Zealand
2023203831	Magnesium-Containing Oxytocin Formulations and Methods of Use	Australia
42023079422.4	Magnesium-Containing Oxytocin Formulations and Methods of Use	Hong Kong
MX/a/2023/008840	Magnesium-Containing Oxytocin Formulations and Methods of Use	Mexico

Nociceptin/Orphanin FQ therapeutics

Application No.	Title	Country / Region
BR122021007932-3	Methods for Treatment of Pain	Brazil

Synthetic Chimeric Poxviruses

Application No.	Title	Country / Region
17/827,320	Synthetic Chimeric Poxviruses	U.S.A.
P 20170103043	Synthetic Chimeric Poxviruses	Argentina
2017/34209	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
2017/41626	Synthetic Chimeric Poxviruses	Gulf Cooperation Council
106137976	Synthetic Chimeric Poxviruses (Allowed)	Taiwan R.O.C.
BR112019008781-8	Synthetic Chimeric Poxviruses	Brazil
3,042,694	Synthetic Chimeric Poxviruses	Canada
17868045.0	Synthetic Chimeric Poxviruses	European Patent Office
201917021814 PID201904682	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	India Indonesia
266399 2019-545700	Synthetic Chimeric Poxviruses (Allowed) Synthetic Chimeric Poxviruses	Israel Japan
2024-93677	Synthetic Chimeric Poxviruses	Japan
752893 11201903893P	Synthetic Chimeric Poxviruses Synthetic Chimeric Poxviruses	New Zealand Singapore
2024/03393	Synthetic Chimeric Poxviruses	South Africa
2017-000418	Synthetic Chimeric Poxviruses	Venezuela
62020003684.1	Synthetic Chimeric Poxviruses	Hong Kong
792675	Synthetic Chimeric Poxviruses	New Zealand
P00202402600	Synthetic Chimeric Poxviruses	Indonesia
113144133	Synthetic Chimeric Poxviruses	Taiwan

Synthetic Vaccinia Virus

Application No.	Title	Country / Region
2019/37492	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
2019/41458	Synthetic Chimeric Vaccinia Virus	Gulf Cooperation Council
20190101165	Synthetic Chimeric Vaccinia Virus	Argentina
108115290	Synthetic Chimeric Vaccinia Virus	Taiwan R.O.C.
17/050,946	Synthetic Chimeric Vaccinia Virus	U.S.A.
2019262149	Synthetic Chimeric Vaccinia Virus	Australia
BR112020022181-3	Synthetic Chimeric Vaccinia Virus	Brazil
3099330	Synthetic Chimeric Vaccinia Virus	Canada
201980029677.9	Synthetic Chimeric Vaccinia Virus	China
19796145.1	Synthetic Chimeric Vaccinia Virus	European Patent Office
202017052398	Synthetic Chimeric Vaccinia Virus	India
P00202008694	Synthetic Chimeric Vaccinia Virus	Indonesia
278419	Synthetic Chimeric Vaccinia Virus	Israel
2024-28557	Synthetic Chimeric Vaccinia Virus	Japan
PI 2020005696	Synthetic Chimeric Vaccinia Virus	Malaysia
MX/a/2020/011586	Synthetic Chimeric Vaccinia Virus	Mexico
768999	Synthetic Chimeric Vaccinia Virus	New Zealand
10202401171Y	Synthetic Chimeric Vaccinia Virus	Singapore
2020/06350	Synthetic Chimeric Vaccinia Virus	South Africa
62021036744.2	Synthetic Chimeric Vaccinia Virus	Hong Kong
62021038254.0	Synthetic Chimeric Vaccinia Virus	Hong Kong
PI 2024003859	Synthetic Chimeric Vaccinia Virus	Malaysia
810669	Synthetic Chimeric Vaccinia Virus	New Zealand

Poxvirus vaccine against COVID-19

Application No.	Title	Country / Region
17/187,678	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	U.S.A.
110107179	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Taiwan
20210100512	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Argentina
1202200348	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Intellectual Property Organization
AP/P/2022/014318	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	African Regional Intellectual Property Organization
2021226592	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Australia
BR112022016992-2	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Brazil
3173996	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Canada
202180027983.6	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	China
202292431	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Eurasian Patent Office
21715007.7	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	European Patent Office
202217053476	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	India
P00202210244	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Indonesia
295925	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Israel
2022-551297	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Japan
PI 2022004613	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Malaysia
MX/a/2022/010588	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Mexico
791924	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	New Zealand
10-2022-7033014	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Republic of Korea
522440323	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Saudi Arabia
2022/09895	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	South Africa
523451920	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Saudi Arabia
62023075022.1	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Hong Kong
62023083678.0	Recombinant Poxvirus Based Vaccine against SARS-CoV-2 virus	Hong Kong

TFF2 therapeutics

Application No.	Title	Country / Region
17/638,761	Modified TFF2 polypeptides	U.S.A.
2020338947	Modified TFF2 polypeptides	Australia
3152665	Modified TFF2 polypeptides	Canada
202080071768.1	Modified TFF2 polypeptides	China
20781063.1	Modified TFF2 polypeptides	European Patent Office
202217016249	Modified TFF2 polypeptides	India
290910	Modified TFF2 polypeptides	Israel
2022-513154	Modified TFF2 polypeptides	Japan
MX/a/2022/002337	Modified TFF2 polypeptides	Mexico
786004	Modified TFF2 polypeptides	New Zealand
2022/03355	Modified TFF2 polypeptides	South Africa
62023066535.3	Modified TFF2 polypeptides	Hong Kong
62023066928.0	Modified TFF2 polypeptides	Hong Kong

Antiviral Drugs – Cathepsin Inhibitors

Application No.	Title	Country / Region
18/055,596	Compositions and Methods for Increasing Efficacy of a Drug	U.S.A.
2022-569505	Compositions and Methods for Increasing Efficacy of a Drug	Japan
202217072271	Compositions and Methods for Increasing Efficacy of a Drug	India
62023079383.3	Compositions and Methods for Increasing Efficacy of a Drug	Hong Kong

Triptan Compound – Formulations

Application No.	Title	Country / Region
18/782,922	Formulations Comprising Triptan Compounds	U.S.A.

Triptan Compound – Migraine

Application No.	Title	Country / Region
18/797,812	Methods of Treating Migraine	U.S.A.
18/783,734	Pharmaceutical Composition for Treating Migraine	U.S.A.

Tianeptine – Conditions Associated with Peroxisome Proliferator-Activated Receptor

Application No.	Title	Country / Region
PCT/US2024/021799	(S)-Tianeptine and Use in Treating Disorders and Conditions Associated with Peroxisome Proliferator-Activated Receptor	PCT

Trademarks and Service Marks

Tonix Pharmaceuticals, Inc.

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered mark: TONIX PHARMACEUTICALS (Reg. No. 4656463, issued December 16, 2014).

We are the owner of the following marks for which applications for U.S. federal registration are currently pending: FYMRALIN (Serial No. 98/327953, filed December 22, 2023), MODALTIN (Serial No. 97/424052, filed May 23, 2022), RAPONTIS (Serial No. 97/424058, filed May 23, 2022), PROTECTIC (Serial No. 97/424071, filed May 23, 2022), TONIX PHARMACEUTICALS (Serial No. 98/577945, filed May 31, 2024), ANGSTRO-TECHNOLOGY (Serial No. 98/006538, filed May 22, 2023) and TNX-102 SL (Serial No. 97/185424, filed December 22, 2021).

Tonix Medicines, Inc.

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We are the owner of the following U.S. federally registered marks: NOTIME4MIGRAINES (Reg. No. 5392512, issued January 30, 2018); SYMTOUCH (Reg. No. 5186988, issued April 18, 2017); TOSYMRA (Reg. No. 5981221, issued February 11, 2020); TOSYMRA & DROPLET Design (Reg. No. 6142333, issued August 11, 2020); ZEMBRACE (Reg. No. 5186989, issued April 18, 2017); ZEMBRACE SYMTOUCH (Reg. No.5478282, issued May 29, 2018); DROPLET Design (Reg. No. 6117797, issued August 4, 2020); TONIX ONE LOGO Design (Serial No. 99/057051, filed February 26, 2025). We are the owner of the following International Registrations under the Madrid Protocol: TOSYMRA (Reg. No. 1501060, issued October 16, 2019 – Extensions of Protection to: Canada, European Union, Japan, Republic of Korea, United Kingdom); ZEMBRACE (Reg. No. 1683288, issued August 17, 2022 – Extensions of Protection to: Canada (still pending), China, European Union, Israel, Mexico, United Kingdom); DROPLET Design (Reg. No. 1545038, issued June 29, 2020 – Extensions of Protection to: Canada, European Union, Israel, Japan, Norway, Republic of Korea, Switzerland, Turkey, United Kingdom); European Union: TONIX ONE LOGO Design (Application No. 19151272, filed March 4, 2025).

Research and Development

We have approximately 45 employees dedicated to research and development. Our research and development operations are located in Chatham, NJ, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies.

Marketing

We have nine employees supporting sales administration and marketing initiatives.    We also have three sales employees who are focused on customer service requests and top-tier headache specialists.   We utilize third party vendors to support trade, managed markets, marketing initiatives, and promotional compliance programs.

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

We own a 45,000 square foot facility in Massachusetts, to house our new Advanced Development Center for accelerated development and manufacturing of vaccines and biologics. This facility is currently decommissioned. It was designed for the manufacture of nonclinical and clinical investigational products for our Infectious Disease portfolio. The current focus of which is TNX-801 a Smallpox and Mpox Preventing Vaccine and TNX-1800 a COVID vaccine selected by NIH/NIAID Project NextGen for Inclusion in Clinical Trials. This facility was decommissioned in 2024 but Tonix has the ability to reactivate it should we choose to do so.

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

Our drug approval strategy for our new formulations of approved chemical entities is to submit Section 505(b)(2) NDAs to the FDA. We submitted NDA under Section 505(b)(2) for TNX-102 SL for FM, and plan to submit an 505(b)(2)for TNX-2900 for Prader Willi Syndrome. The FDA may not agree that these product candidates are approvable as a Section 505(b)(2) NDA. If the FDA determines that a Section 505(b)(2) NDA is not appropriate and that a full NDA is required, the time and financial resources required to obtain FDA approval could substantially and materially increase and be less likely to be approved. If the FDA requires a full NDA or requires more extensive testing and development for some other reason, our ability to compete with alternative products that arrive on the market more quickly than our product candidates would be adversely impacted. If reference listed products are withdrawn from the market by the FDA for a safety reason, we may not be able to reference such products to support our anticipated 505(b)(2) NDAs, and we may be required to follow the requirements of Section 505(b)(1).

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

Material Threat Medical Countermeasures

In 2016, the 21st Century Cures Act, or Act, was signed into law to support ongoing biomedical innovation. One part of the Act, Section 3086, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for approved “material threat medical countermeasure applications.” The Act defines such countermeasures as drug or biological products, including vaccines intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, botulinum toxin, and pandemic influenza, which includes SARS-CoV-2.

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

Human Capital Resources

As of March 17, 2025, we had 81 full-time employees, of whom 12 hold M.D. or Ph.D. degrees. We have 45 employees dedicated to research and development. We have two employees supporting sales administration and marketing initiatives and three sales employees who are focused on customer service requests and top-tier headache specialists. None of our employees are represented by a collective bargaining agreement. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. Our research and development operations are located in Chatham, New Jersey, Dartmouth, Massachusetts, Frederick, Maryland, Dublin, Ireland and Montreal, Canada. We have used, and expect to continue to use, third parties to conduct our nonclinical and clinical studies as well as part-time employees.

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

ITEM 1A – Risk Factors

Summary of Risk Factors

●	Our prospects are dependent on the continued successful commercialization of Tosymra and Zembrace, and on the success of TNX 102-SL.
●	We are exposed to cybersecurity and data privacy risks that, if realized, could harm our business.
●	We have a history of operating losses and may never reach profitability. We may struggle to continue operations without facing the risk of liquidation, as we don’t expect product sales to cover expenses.
●	If novel product candidates are successfully developed, it is uncertain they will receive regulatory approval or successful commercialization.
●	We are subject to extensive and costly government regulation, and we do not have, and may never obtain, the regulatory approvals we need to market our product candidates.
●	Our product candidates may cause serious adverse events or undesirable side effects, which would delay or prevent approval, or lead to market removal, safety warnings, or sales limitations.
●	We may be unable to meet our anticipated development and commercialization timelines for approval of any of our product candidates.
●	Changes in the U.S. political and regulatory environment could affect availability of government funding that we may rely on, or cause delays in the development and approval of our product candidates.
●	Any grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor assure FDA approval of our product candidates.
●	Even if approved, our products may be subject to post-approval regulation or may not be accepted by the market.
●	We may use our financial and human resources to pursue research programs or product candidates that are less profitable and have a lower likelihood of success than other programs.
●	We may need additional capital, and, if unavailable, we may have to delay or scale-back operations.
●	Outbreaks of communicable diseases may materially and adversely affect our business.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete, and our product candidates may face competition sooner than expected.
●	Failure to protect our intellectual property rights could negatively affect our development of products.

●	We may be involved in lawsuits to protect or enforce our patents, which could be costly.
●	If we infringe the rights of third parties, we could suffer adverse effects, including defending against litigation.
●	We may experience difficulties managing growth when we ultimately expand our operations. Our future success depends on our ability to retain our current executive officers and other key personnel.
●	The failure of third parties to manufacture compounds used our studies, and any approved products for sale at sufficient quantities and at acceptable costs could harm our business.
●	Failure by our third-party manufacturers to comply with regulatory guidelines set forth by the FDA could harm the development, approval and commercialization of our product candidates.
●	Adverse global conditions, including economic uncertainty, may negatively impact our finances.
●	Our internal computer systems may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	Corporate and academic collaborators may take actions to undermine the success of our products.
●	Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.
●	If we fail to establish marketing, sales and distribution capabilities, we will not be able to create a market for our product candidates.
●	Our relationships with customers, physicians, and third-party payors will be subject to federal and state healthcare laws and regulations. If we are unable to comply with such laws, including any newly adopted healthcare legislative reform measures, we could face substantial penalties.
●	Coverage and adequate reimbursement may not be available for our current or any future drug candidates, which could make it difficult for us to sell profitably, if approved.
●	Obtaining approval to commercialize products outside the U.S. would expose us to international risk.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	We use hazardous chemicals in our business which could expose us to costly and time consuming legal claims.
●	If we retain collaborative partners and our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.
●	We may be unsuccessful in obtaining a priority review voucher for material threat medical countermeasures.
●	Government entities may take actions that directly or indirectly have the effect of limiting opportunities for our vaccines for COVID-19.
●	If our technology is ever considered “dual use” technology, it will be subject to limitations on public disclosure or export.
●	We face risks in connection with existing and future collaborations with respect to the development, manufacture, and commercialization of our product candidates.
●	We face risks in connection with the testing, production and storage of our vaccine product candidates.
●	Sales of additional shares of our common stock could cause the price of our common stock to decline, and the issuance of preferred stock may impair the rights of the holders of common stock.
●	The market price of our common stock has been extremely volatile and may continue to be. We expect that our quarterly results of operations will fluctuate, which could cause our stock price to decline.

●	We could be delisted from Nasdaq, which could harm the liquidity of our stock and our capital raising.
●	If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, our stock price could decline significantly and raising capital could be more difficult.
●	Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.
●	The Eighth Judicial District Court of Clark County, Nevada as the sole and exclusive forum for certain types of stockholder actions or proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

RISKS RELATED TO OUR BUSINESS

Our prospects are dependent on the success of TNX-102 SL. To the extent regulatory approval of TNX-102 SL is delayed or not granted or, if approved, TNX-102 SL is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA. We have focused a significant portion of our activities and resources on the development of TNX-102 SL, and we believe our prospects are also dependent on our ability to obtain regulatory approval for and successfully commercialize TNX-102 SL in the U.S. The regulatory approval and successful commercialization of TNX-102 SL is subject to many risks, including those discussed in other risk factors, and TNX-102 SL may not receive approval from the FDA. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, or other activities, actions or decisions related to TNX-102 SL do not meet our or others’ expectations, the market price of our common stock could decline significantly.

The FDA assigned a PDUFA goal date of August 15, 2025, for a decision on marketing authorization for TNX-102 SL. and retains complete discretion in deciding whether to approve the NDA for TNX-102 SL, and there are many components to an NDA filing beyond the efficacy and safety data provided to the FDA. No assurances can be given that the FDA will approve TNX-102 SL for the treatment of FM, or that if approved, we will successfully commercialize TNX-102 SL.

Coverage and adequate reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of our products depends in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, pharmacy benefit managers (“PBMs”), managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any drug is made on a payor-by-payor basis. If PBMs other payers or payer affiliates deny formulary inclusion, impose unfavorable tiering, or require burdensome utilization management restrictions, patient access to our products could be significantly limited. Moreover, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

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

Access to prescription drugs in the U.S. commercial market is largely controlled by three dominant entities: Emisar/Optum/United HealthCare, Ascent/Express Scripts/Cigna, and Zinc/CVS Caremark/Aetna, which collectively manage a significant portion of formulary decisions and reimbursement policies. These entities have the ability to deny or restrict formulary access to our products through various techniques, including National Drug Code (“NDC”) blocks, exclusion lists, and unfavorable tier placement. Such actions could severely limit patient access to our therapies, reduce sales, and negatively impact our financial performance. Additionally, the consolidation of PBMs and insurers further strengthens their negotiating leverage, increasing the risk of unfavorable pricing and reimbursement terms for our products.

Moreover, PBMs have significant influence over prescription drug access through formulary decisions, reimbursement policies, and utilization management practices. In some cases, PBMs may prioritize lower-cost alternatives, including off-label or unapproved therapies, over our FDA-approved products. This could include steering patients toward opioid-based treatments for fibromyalgia or barbiturates for migraine or other medications that do not meet the same regulatory and safety standards as our products. Such actions may limit patient access to clinically appropriate therapies and negatively impact our sales.

Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any of our commercialized products.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in the United States, the PPACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly affects the pharmaceutical industry. Many provisions of the ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS.

68

Additionally, the Inflation Reduction Act of 2022 includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs.

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

69

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

70

Our prospects are dependent on the continued successful commercialization of Zembrace and Tosymra. To the extent we cannot maintain or increase sales of Zembrace and Tosymra, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Zembrace and Tosymra are our only drugs that have been approved for sale. Continued commercialization of Zembrace and Tosymra is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of Zembrace and Tosymra. While we have established our commercial team and have hired our U.S. sales force, we will need to further expand and develop the team in order to continue to successfully grow the business. Even if we are successful in developing our commercial team, there are many factors that could negatively impact sales of Zembrace and Tosymra or cause the continued commercialization of Zembrace and Tosymra to be unsuccessful, including several factors that are outside our control. If the continued commercialization of Zembrace and Tosymra or future sales are less successful than expected or perceived as disappointing, our stock price could decline significantly, and the long-term success of the product and our company could be harmed.

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

We have not yet obtained regulatory approvals for TNX-102 SL or any of our other product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	market acceptance of our product candidates;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to obtain and maintain regulatory approval for our product candidate TNX-102 SL for FM, or any of our other product candidates in the United States and foreign jurisdictions;

●	delays in the commencement, enrollment and timing of clinical studies;

●	the success of our clinical studies through all phases of clinical development, including studies of our most advanced product candidate, TNX-102 SL for FM and potentially other CNS indications;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	potential nonclinical toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of REMS, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	competition from existing products or new products that may emerge;

●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims;

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Uncertainty in Government Funding and In-Kind Support Policies and Programs may adversely affect our business.

Changes in federal funding policies, including the ongoing review of DoD contracts and NIH grants and in-kind support by the new administration of President Donald Trump, could materially impact our financial resources and the progress of research conducted with U.S.-based university collaborators. While we have secured certain DoD and NIH funding and NIH in-kind support through Project NextGen, there is no guarantee that such funding or in-kind support will not be rescinded or otherwise restricted. Additionally, DoD, NIH and Biomedical Advanced Research and Development Authority (“BARDA”) funding for future projects may be delayed, reduced, or denied altogether. Any such changes could adversely affect our research programs, financial condition, and operational plans. Further, certain research projects conducted in collaboration with U.S.-based university collaborators could be slowed or discontinued.

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical studies, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. The success of our business depends on the successful development, approval and commercialization of our product candidates. Any projected sales or future revenue predictions are predicated upon FDA approval and market acceptance. If projected sales do not materialize for any reason, it would have a material adverse effect on our business and our ability to continue operations.

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

Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on our own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance.

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

If we, our collaborators, or our CMOs fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things, delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

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

To date, we have not received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates have been determined to be safe and effective, and we have not submitted an NDA or BLA equivalent application to any foreign regulatory authorities for any of our product candidates.

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

Our product candidates may cause serious adverse events, or SAEs, or undesirable side effects which may delay or prevent marketing authorization, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

SAEs or undesirable side effects from any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical studies may show that our product candidates cause SAEs or undesirable side effects, which could interrupt, delay or halt clinical studies, resulting in delay of, or failure to obtain, marketing authorization from the FDA and other regulatory authorities.

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

If we are required to generate additional data related to safety and efficacy in order to obtain approval for TNX-SL for FM under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

We submitted the NDA for TNX-102 SL for FM under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. Some of the data required by the FDA for approval may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.  In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing authorization for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time-consuming.

The FDA may not approve our NDA based on their review of the submitted data. If cyclobenzaprine-containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for TNX-102 SL, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing authorization of our lead product candidate.

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

78

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

79

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U. S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions. Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and our current and future third party collaborators rely on government programs and agencies, such as DTRA and the NIH, as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as DTRA and the NIH can fluctuate and is subject to the political process, which is often unpredictable. Reductions in government grants to us or our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight and impact of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the biopharmaceutical industry, or the regulatory agencies that oversee the biopharmaceutical industry, will affect our business.

Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products.

Under the Federal Food, Drug, and Cosmetic Act, our products cannot be investigated in humans or marketed without approval from FDA. In addition, companies developing new therapies routinely seek and receive guidance from FDA regarding their methods and plans for developing their products. We and companies like us may also benefit from FDA-administered programs like orphan drug designation and expedited development pathways, e.g., breakthrough designation. Any material reductions in the ability of FDA to perform these and other functions may delay the development and approval of our product candidates. Recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025.  These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

 RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS; COMPETITION

We may be unable to continue to operate without the threat of liquidation for the foreseeable future. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the first quarter of 2026, but not beyond. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and nonclinical testing, clinical studies and marketing activities and the buildout of our research and development and manufacturing facilities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations into the first quarter of 2026, but not beyond. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidate. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	increased sales of our two commercialized products;

●	successful commercialization of our product candidates;

80

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

Although we have two approved products on the market, we do not expect revenues from product sales to exceed expenses in the foreseeable future, if at all.

We have two approved products on the market and started generating product revenues in the second half of 2023. However, we have primarily funded our operations from sales of our securities and government funding. We expect to rely on investment capital for the foreseeable future.

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

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of present and future patents and other proceedings of our competitors. The defense and prosecution of intellectual property suits are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

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

 We also rely on other third parties to store and distribute drug products for our clinical studies. Any performance failure on the part of our distributors could delay clinical development or marketing authorization of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

In addition, we currently rely on foreign CROs and CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

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

Our success depends to a significant extent upon the continued services of Dr. Seth Lederman, our President and Chief Executive Officer and Dr. Gregory M. Sullivan, our Chief Medical Officer. Dr. Lederman has overseen Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary, since inception and provides leadership for our growth and operations strategy as well as being an inventor on many of our patents. Dr. Sullivan has served as our Chief Medical Officer since 2014 and directed the fibromyalgia program’s Phase 2 AtEase study, Phase 3 RELIEF study, the Phase 3 RALLY study and the Phase 3 RESILIENT study. Loss of the services of Drs. Lederman or Sullivan would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment, political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

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

We intend to seek data exclusivity or market exclusivity for our product candidates provided under the FDCA and similar laws in other countries. We believe that TNX-801 could qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. If the BPCIA is repealed or amended to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection, or business may be harmed. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for an new chemical entity (“NCE”). A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

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

We, as a company, have limited experience in marketing or selling pharmaceutical products and currently have a small sales, marketing, and distribution infrastructure. To market any of our products directly, we would need to continue to develop a marketing, sales, and distribution force that both has technical expertise and the ability to support a distribution capability. The establishment of a marketing, sales, and distribution capability would significantly increase our costs, possibly requiring substantial additional capital. In addition, there is intense competition for proficient sales and marketing personnel, and we may not be able to attract individuals who have the qualifications necessary to market, sell, and distribute our products. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities. If we are unable to, or choose not to establish these capabilities, or if the capabilities we establish are not sufficient to meet our needs, we will be required to establish collaborative marketing, sales, or distribution relationships with third parties.

We face the risk of product liability claims and may not be able to obtain insurance.

 Our business exposes us to the risk of product liability claims that are inherent in the sale and development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we may be subject to costly and damaging product liability claims brought against us by clinical study participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. While we currently carry clinical study insurance and product liability insurance, we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur. We expanded our insurance coverage to include the sale of our commercial products Tosymra and Zembrace Symtouch. We intend to further expand our insurance coverage to include the sale of TNX-102 SL upon receiving FDA approval for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

 We carry insurance for most categories of risk that our business may encounter, however, we may not have adequate levels of coverage. We currently maintain general liability, clinical study, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $1,500,000 per annum. We cannot provide any assurances that we will be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

If we are unsuccessful in obtaining a priority review voucher for material threat medical countermeasures, the length of the approval process for our TNX-801 vaccine in development to prevent smallpox and mpox will be longer than the approval process with the priority review voucher.

Section 3086, of the 21st Century Cures Act, or the Act, is aimed at “Encouraging Treatments for Agents that Present a National Security Threat.” The Act created a new priority review voucher program for approved “material threat medical countermeasures.” The Act defines such countermeasures as drug or biologic products, including vaccines, intended to treat biological, chemical, radiological, or nuclear agents that present a national security threat or to treat harm from a condition that may be caused by administering a drug or biological product against such an agent. The Department of Homeland Security has identified 13 such threats, including anthrax, smallpox, Ebola/Marburg, tularemia, botulinum toxin, and pandemic influenza, which includes the SARS coronavirus 2 known as SARS-CoV-2. A priority review voucher can be applied to any other product; it shortens the FDA review timeline for a new application from 10 to 12 months to 6 months. The recipient of a priority review voucher may transfer it in some instances for a significant amount of money. If we are not successful in obtaining a priority review voucher for TNX-801, we would not receive the benefit from the voucher.

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

Developing our TNX-1800 and TNX-801 vaccine candidates each require testing of challenges with rabbitpox, vaccinia mpox or SARS-CoV-2 viruses under controlled experimental conditions. The testing of TNX-1800 and TNX-801 may carry risk of infection and harm to individuals.

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

 The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	“short sellers”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;

●	actual or anticipated fluctuations in our financial and operating results;

●	the timing and allocations of new product candidates;

●	public perception of our product candidates and competitive products;

●	changes in financial estimates or recommendations by securities analysts;

●	changes in the reimbursement policies of third party insurance companies or government agencies; and

●	overall general market fluctuations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2024.

ITEM 1C – Cybersecurity

Cybersecurity Risk Management

We face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

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

ITEM 2 – PROPERTIES

We maintain our principal office at 26 Main Street, Suite 101, Chatham, New Jersey 07928. Our telephone number at that office is (862) 799-8599 and our fax number is (212) 923-5700. On August 28, 2020, we entered into a lease, whereby we agreed to lease new office space, commencing September 2020 and expiring December 2025. In connection therewith, we maintain a letter of credit, which has a remaining balance of $144,745 as of December 31, 2024, and such amount is deposited into the restricted cash account maintained at the bank that issued the letter of credit.

We own and operate a research and development facility in Frederick, Maryland used for process development activities.

We own an approximately 44-acre site in Hamilton, Montana, for the construction of a vaccine development and commercial scale manufacturing facility. As of December 31, 2024, the facility was not ready for its intended use.

We own a 45,000 square foot facility in North Dartmouth, Massachusetts that houses our Advanced Development (“ADC”), for accelerated development and manufacturing of vaccines. During the fourth quarter of 2023, the Company engaged CBRE, an international real estate brokerage firm, to potentially find a strategic partner for, or buyer of, its ADC.  During the second quarter of 2024, the Company decommissioned its ADC facility. As of December 31, 2024, the Company does not have a commitment in place to sell the ADC.

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2025	$299
2026	142
2027	139
2028	101
2029	7
688
Included interest	(56)
$632

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

Holders

On March 17, 2025, the closing sale price of our common stock, as reported by The NASDAQ Stock Market, was $16.28 per share. On March 17, 2025, there were approximately 220 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2024, the Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $10.0 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. No repurchases occurred during the quarter ended December 31, 2024. Subsequent to December 31, 2024, we repurchased 250,000 of our shares of common stock outstanding under the share repurchase program at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million.

ITEM 6 – [RESERVED]

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

We are a fully-integrated biopharmaceutical company focused on transforming therapies for pain management and vaccines for public health challenges. Our development portfolio is focused on central nervous system (CNS) disorders. Our priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which an NDA was submitted based on two statistically significant Phase 3 studies for the management of fibromyalgia and for which a PDUFA (Prescription Drug User Fee act) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. The FDA has also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated IND at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (DoD). Tonix’s CNS portfolio includes TNX-1300 (cocaine esterase), a biologic in Phase 2 development designed to treat cocaine intoxication that has FDA Breakthrough Therapy designation, and its development is supported by a grant from the National Institute on Drug Abuse. Tonix’s immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. Tonix also has product candidates in development in infectious disease, including a vaccine for mpox, TNX-801. We recently announced a contract with the U.S. DoD’s Defense Threat Reduction Agency (DTRA) for up to $34 million over five years to develop TNX-4200, small molecule broad-spectrum antiviral agents targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. We own and operate a state-of-the art infectious disease research facility in Frederick, Maryland. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

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

Fiscal year Ended December 31, 2024 Compared to Fiscal year Ended December 31, 2023

The following table sets forth our operating expenses for the fiscal years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
REVENUE
Product revenue, net	$10,094	$7,768

COSTS AND EXPENSES:
Cost of sales	$7,765	$4,741
Research and development	39,972	86,655
Selling, general and administrative	40,101	34,752
Asset impairment charges	58,957	—
Total operating expenses	146,795	126,148
Operating loss	(136,701)	(118,380)
Grant income	2,594	—
Gain on change in fair value of warrant liabilities	6,150	—
Other (expense) income, net	(2,079)	1,722
Net loss	$(130,036)	$(116,658)

Revenues. The Company recognized revenue beginning in the year ended December 31, 2023, as a result of the acquisition of two marketed products. See discussion at Note 11 to our financial statements appearing in this Annual Report on Form 10-K. Revenue recognized for the year ended December 31, 2024 and 2023 was $10.1 and $7.8 million, respectively.

The Company’s net product revenues are summarized below:

	Year Ended December 31,
	2024	2023
Zembrace Symtouch	$8,546	$6,304
Tosymra	1,548	$1,464
Total product revenues	$10,094	$7,768

Cost of Sales. The Company recognized cost of sales beginning in the year ended December 31, 2023 as a result of the acquisition of Zembrace and Tosymra from Upsher-Smith Laboratories (“Upsher Smith”). See discussion at Note 11 to our financial statements appearing in this Annual Report on Form 10-K. Cost of goods sold during the year ended December 31, 2024, was $7.8 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $1.5 million based on an assessment of inventory on hand and projected sales prior to the respective expiration dates. Cost of sales recognized for the year ended December 31, 2023, was $4.7 million.

Research and Development Expenses. Research and development expenses for the fiscal year ended December 31, 2024, were $40.0 million, a decrease of $46.7 million, or 54%, from $86.7 million for the fiscal year ended December 31, 2023. This decrease is predominately due to decreased clinical expenses of $18.8 million, non-clinical expenses of $10.5 million, manufacturing expenses of $3.1 million as a result of fewer trials in the clinic and pipeline prioritization period over period, employee-related expenses of $7.1 and lab supplies of $4.1 million due to a reduction in expenditures, predominately as a result of the decommission of the ADC and reduction in force earlier in 2024.

In August 2022, we received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the year ended December 31, 2024 and 2023, we recorded $1.6 and $2.9 million, respectively in funding as a reduction of related research and development expenses.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2024, and 2023.

	December 31, (in thousands)
	2024	2023	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$4,616	$12,250	$(7,634)
Direct expenses – TNX - 1800	319	1,608	(1,289)
Direct expenses – TNX - 601 ER	577	8,531	(7,954)
Direct expenses – TNX - 801	599	2,931	(2,332)
Direct expenses – TNX - 1500	2,772	7,044	(4,272)
Direct expenses – TNX - 1900	1,427	5,254	(3,827)
Direct expenses – Other programs	1,716	6,826	(5,110)
Internal staffing, overhead and other	27,946	42,211	(14,265)
Total research & development	$39,972	$86,655	$(46,683)

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

Selling, General and Administrative Expenses. Selling, General and administrative expenses for the fiscal year ended December 31, 2024, were $40.1 million, an increase of $5.3 million, or 15%, from $34.8 million incurred in the fiscal year ended December 31, 2023. The increase is primarily due to an increase in financial reporting expenses of $1.2 million, related to the special shareholder meetings in 2024, an increase in sales and marketing of $1.2 million, an increase in professional fees of $2.7 million, an increase in depreciation of property and equipment of $0.4 million and an increase in fees and permits of $0.4 million, related to licenses obtained to sell the migraine products, offset by a decrease in employee-related costs of $1.0 million, due to fewer employees.

Asset impairment charges. We recognized a non-cash impairment charge of $48.8 million related to property and equipment, a non-cash impairment of $1.0 million related to goodwill, and a non-cash impairment charge of $9.2 million related to intangible assets, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

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

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 2024, was $130.0 million, compared to a net loss of $116.7 million for the year ended December 31, 2023.

License Agreements

On February 13, 2023, we exercised an option to obtain an exclusive license from Columbia University (“Columbia”) for the development of a portfolio of fully human and murine mAbs for the treatment or prophylaxis of SARS-CoV-2 infection, including our TNX-3600 and TNX-4100 product candidates, respectively. The licensed mAbs were developed as part of a research collaboration and option agreement between us and Columbia. As of December 31, 2024, other than the upfront fee, no payments have been accrued or paid in relation to this agreement.

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

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $100.7 million, comprised primarily of cash and cash equivalents of $98.8 million, accounts receivable, net of $3.7 million, inventory of $8.4 million, and prepaid expenses and other of $8.1 million, offset by $4.5 million of accounts payable, $10.7 million of accrued expenses and other current liabilities, $2.8 million of term loan payable, short term and $0.3 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2024, and 2023, respectively (in thousands):

	December 31,
	2024	2023
Net cash used in operating activities	$(60,925)	$(102,003)
Net cash used in investing activities	(120)	(29,070)
Net cash provided by financing activities	134,872	36,517

For the years ended December 31, 2024, and 2023, we used approximately $60.9 million and $102.0 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a decrease in research and development expense.

Cash used by investing activities for the year ended December 31, 2024, was approximately $0.1 million related to the purchase of property and equipment. Cash used by investing activities for the year ended December 31, 2023, was approximately $29.1 million related to the purchase of Zembrace and Tosymra assets and property and equipment.

For the year ended December 31, 2024, net proceeds from financing activities were $134.9 million, primarily related to the sale of common stock and warrants. For the year ended December 31, 2023, net proceeds from financing activities were $36.5 million, predominately from the sale of our common stock and warrants; and debt raised which was offset by repurchase of common stock.

We believe that our cash resources at December 31, 2024 and the proceeds that we raised from equity offerings in the first quarter of 2025, will meet our operating and capital expenditure requirements into the first quarter of 2026, but not beyond.

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

2024 At-the-Market Offering

On July 30, 2024, we entered into a Sales Agreement with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $250.0 million in the ATM. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2024, we sold approximately 4.2 million shares of common stock under the Sales Agreement, for net proceeds of approximately $128.4 million. Subsequent to December 31, 2024, we sold 2.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $46.3 million.

July 2024 Financing

On July 9, 2024, we entered into a securities purchase agreement with certain institutional and retail investors, pursuant to which we sold 33,936 shares of common stock and pre-funded warrants to purchase up to 37,032 shares of common stock. The offering price per share of common stock was $57.00, and the offering price per share of pre-funded warrant was $56.99.

The offering closed on July 10, 2024. We incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.5 million, after deducting the underwriting discount and other offering expenses.

June 2024 Financings

On June 12, 2024, we entered into a securities purchase agreement with certain investors, pursuant to which we sold 11,995 shares of common stock and pre-funded warrants to purchase up to 25,682 shares of common stock. The offering price per share of common stock was $106.50, and the offering price per share of pre-funded warrant was $106.40.

The offering closed on June 13, 2024. We incurred offering expenses of approximately $0.6 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.4 million, after deducting the underwriting discount and other offering expenses.

On June 27, 2024, we entered into a securities purchase agreement with certain institutional and retail investors, pursuant to which we sold 28,339 shares of common stock and pre-funded warrants to purchase up to 42,282 shares of common stock. The offering price per share of common stock was $57.00, and the offering price per share of pre-funded warrant was $56.99.

The offering closed on June 28, 2024. We incurred offering expenses of approximately $0.6 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.4 million, after deducting the underwriting discount and other offering expenses.

March 2024 Financing

On March 28, 2024, we entered into an agreement to sell 3,365 shares of common stock, pre-funded warrants to purchase up to 1,219 shares of common stock, and accompanying Series E warrants to purchase up to 4,584 shares of common stock with an exercise price of $1,056.00 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $960.00 and the offering price per share of pre-funded warrants was $959.68.

We incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, with the closing of the financing on April 1, 2024, we entered into warrant amendments (collectively, the “Warrant Amendments”) with certain holders of our common warrants (referred to herein as the “Existing Warrants”). We agreed to amend the exercise price of each Existing Warrant to $1,056.00 upon approval by our stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 or, if stockholder approval is not obtained by October 1, 2024, we agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of our common stock on October 1, 2024 if and only if the Minimum Price is below the then current exercise price. Upon stockholder approval on May 22, 2024, the termination date for the warrants issued August 2023 (the “August Warrants”) to purchase up to an aggregate of 2,172 shares was amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2025; the termination date for Series C Warrants to purchase up to an aggregate of approximately 10,884 shares is the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by we to the Series C Warrant holder of our public announcement of the FDA’s acknowledgement and acceptance of our NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 10,884 shares is April 1, 2029. The other terms of the Existing Warrants will remain unchanged. On May 22, 2024, at the annual meeting of stockholders, our stockholders approved the proposal to amend the exercise prices of the Existing Warrants to $1,056.00 per share and extend the expiration dates.

December 2023 Financing

On December 20, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which we sold and issued (i) 7,920 shares of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 8,973 shares of common stock and (iii) Series C warrants to purchase up to 25,338 shares of common stock (the “Series C Warrants”), and (iv) Series D warrants to purchase up to 25,338 shares of common stock (the “Series D Warrants” and, together with the Series C Warrants, the “Common Warrants”). The securities sold in the offering were sold in fixed combinations as units. The offering price per share of common stock and accompanying Common Warrants was $1,776.00, and the offering price per Pre-Funded Warrant and accompanying Common Warrants was $1,775.68. The offering closed on December 22, 2023, generating gross proceeds of approximately $30.0 million, before deducting offering expenses of $2.3 million payable by us. At the closing of the offering, 2,034 Pre-Funded Warrants were immediately exercised into shares of common stock for nominal proceeds.

The Pre-Funded Warrants have an exercise price of $0.32 per share, were immediately exercisable subject to certain ownership limitations, and can be exercised at any time until exercised in full. The Series C Warrants have an exercise price of $1,776.00 per share, and were exercisable on the later of approval by our stockholders of (i) a proposal to approve the filing of an amendment to our Articles of Incorporation, increasing the number of authorized shares of common stock from 160,000,000 to 1,000,000,000 and (ii) a proposal to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 (the later of such events, the “Approval Date”) and initially expired on the later of (a) 10 trading days following the Approval Date and (b) the earlier of (x) the two year anniversary of the Approval Date and (y) 10 trading days following the public announcement of the U.S. Food and Drug Administration’s (“FDA”) acknowledgement and acceptance of the New Drug Application (“NDA”) relating to the Company’s TNX-102 SL product candidate in patients with fibromyalgia. The Series D Warrants have an exercise price of $2,720.00 per share and were exercisable beginning on the Approval Date through the five-year anniversary of the Approval Date.

Upon the closing of the offering, we determined that certain of the Common Warrants did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares to settle the instruments. The Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date, whereby shares are allocated based on the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated beginning with instruments with the latest maturity date first. Pursuant to this sequencing approach, we determined that the authorized shares were sufficient to settle all remaining Pre-Funded Warrants and 15,917 Series D Warrants and were therefore classified in equity. The remaining 9,422 Series D Warrants and the Series C Warrants associated with the deficit shares were initially classified as liabilities at fair value and presented within non-current liabilities on the consolidated balance sheet as of December 31, 2023.

The $30.0 million in gross proceeds received by us were first allocated to the Series C Warrants and the liability-classified Series D Warrants at their respective fair values, and the residual proceeds were allocated between the shares of common stock, the Pre-Funded Warrants, and the equity-classified Series D Warrants on a relative fair value basis. The issuance costs were allocated between the equity and liability-classified instruments on a relative fair value basis, resulting in issuance costs of $1.4 million recognized as a discount to the equity-classified instruments, and $0.9 million allocated to the liability-classified instruments and immediately expensed within Selling, general and administrative expense on the consolidated statements of operations.

On January 25, 2024, the date our stockholders approved the proposal to file an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 160,000,000 to 1,000,000,000, the liability-classified Series D Warrants and the Series C Warrants were adjusted to fair value and reclassified to equity.

September 2023 Financing

On September 28, 2023, we sold 1,266 shares of common stock; pre-funded warrants to purchase up to 1,549 shares of common stock, and accompanying Series A warrants to purchase up to 2,813 shares of common stock with an exercise price of $1,600.00 per share and expiring five years from date of issuance, and Series B warrants to purchase up to 2,813 shares of common stock with an exercise price of $1,600.00 per share and expiring one year from date of issuance in a public offering, which closed on October 3, 2023. The offering price per share of common stock and accompanying warrants was $1,600.00, and the offering price per share of pre-funded warrant and accompanying warrants was $1,599.68.

We incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $4.0 million, after deducting the underwriting discount and other offering expenses.

July 2023 Financing

On July 27, 2023, we sold 791 shares of common stock; pre-funded warrants to purchase up to 1,399 shares of common stock and accompanying common warrants to purchase up to 2,188 shares of common stock with an exercise price of $3,200.00 per share in a public offering that closed on August 1, 2023. The offering price per share of common stock and accompanying common warrant was $3,200.00, and the offering price per share of pre-funded warrant and accompanying common warrant was $3,199.68.

We incurred offering expenses of approximately $0.7 million, including placement agent fees of approximately $0.5 million. We received net proceeds of approximately $6.3 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offerings

On April 8, 2020, we entered into a sales agreement with AGP pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $320.0 million in at-the-market offerings (“ATM”) sales at prevailing market prices at the time of the sale, and, as a result, prices will vary. AGP receives a 3% commission on each ATM sale under the Sales Agreement.

During the year ended December 31, 2023, we sold approximately 322 shares of common stock under the Sales Agreement, for net proceeds of approximately $3.0 million.

Share Repurchase Program

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. No repurchases occurred during the year ended December 31, 2024. Subsequent to December 31, 2024, we repurchased 250,000 of shares of our common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million.

During the first quarter of 2023, we repurchased 786 of our shares of common stock outstanding under the 2022 share repurchase program for $12.5 million at prices ranging from $8,800.00 to $27,552.00 per share for a gross aggregate cost of approximately $12.5 million. In addition, we incurred expenses of $0.3 million.

In January 2023, the Board of Directors approved a 2023 share repurchase program pursuant to which we may repurchase up to an additional $12.5 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the first quarter of 2023, we repurchased 50 of our shares of common stock outstanding under the new 2023 share repurchase program at $22,784 per share for a gross aggregate cost of $1.1 million.

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

As of December 31, 2024, the carrying amount of the Term Loan approximated its fair value as the contractual interest rate for the Term Loan was representative of the then market interest rate.

During the first quarter of 2025, we paid $9.6 million as a result of a pay-off of the above-mentioned loan. The pay-off amount paid by us in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement.

Stock Compensation

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2024, no options were available for future grants under the Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted during the year ended December 31, 2024, was $868.00 per share. The weighted average fair value of options granted during the year ended December 31, 2023, was $12,768.00 per share.

Stock-based compensation expense relating to options granted of $4.8 million, of which $3.4 million and $1.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2024. Stock-based compensation expense relating to options granted of $9.3 million, of which $6.4 million and $2.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2023.

As of December 31, 2024, the Company had approximately $3.4 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.57 years.

Employee Stock Purchase Plan

On May 6, 2022, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2022 Employee Stock Purchase Plan. (the “2022 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”, and together with the 2022 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 5, 2023.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of our common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of December 31, 2024, 159 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2024 and 2023, $27,000 and $34,000, respectively, was expensed. In January 2023, 5 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 70 shares that were purchased as of June 30, 2024, under the 2022 ESPP, were issued. Accordingly, during the third quarter of 2024, approximately $4,000 of employee payroll deductions accumulated at June 30, 2024, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $29,000 was returned to the employees.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $12.7 million at December 31, 2024 for future work to be performed.

Operating leases

As of December 31, 2024, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2025	$299
2026	142
2027	139
2028	101
2029	7
Included interest	(56)
$632

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

We completed the required annual impairment test for goodwill as of June 30, 2024, primarily using an income approach or discounted cash flow analysis. Additionally, due to a sustained decline in revenues and continued delays in building out the sales team for our commercialized products, we also tested the commercialized products asset group for recoverability as of June 30, 2024, and determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow model included revenue growth, long-term growth rate, and discounts rate. The impairment assessments resulted in full non-cash impairment of $965,000 of goodwill and $9.2 million, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology, intangible assets, which are reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

During the second quarter of 2024, we identified certain triggering events related to the ADC and the decommissioning of the ADC. The Company determined that the carrying value of the ADC was not recoverable and that the carrying value exceeded its fair value. We engaged independent appraisers to value the building and land, using sales comparison and income capitalization approaches, and the related equipment using a indirect cost approach and market approach. The assessments resulted in a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning for the first quarter of 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TONIX PHARMACEUTICALS HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tonix Pharmaceuticals Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tonix Pharmaceuticals Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accrual and prepaid balance for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its expenses resulting from its obligations under contracts with vendors, clinical research organizations and under clinical site agreements in connection with conducting clinical trials. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company’s accrual for clinical trial expenses of approximately $1.8 million is included in accrued expenses and other current liabilities in the December 31, 2024 consolidated balance sheet. The Company also recorded prepaid clinical trial expenses of approximately $0.9 million within prepaid expenses and other in the December 31, 2024 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimates of the unpaid and prepaid clinical trial expenses based on facts and circumstances known to the Company at that time and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls over developing its estimate of accrued and prepaid clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments with vendors, consultants and clinical research organizations and clinical site agreements in connection with conducting clinical trials, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and re-calculating the amounts that were unpaid and prepaid at the balance sheet date. We confirmed a sample of contractual commitments for completeness of the contract listing, as well as confirmation of work completed, paid and unpaid directly with the third parties involved in performing the clinical trial services on behalf of the Company. We also made direct inquiries of Company financial personnel regarding the contract amount including change orders, status and progress to completion of clinical trials, amounts paid to date under each contract, and description of future commitments. We also assessed the historical accuracy of management’s estimates by comparing work completed in the current period to work completed in prior-period to identify unusual fluctuations, if any.

Impairment of long-lived assets

As described in Note 2 to the consolidated financial statements, the Company evaluates long-lived assets for impairment, including property and equipment, finite-lived intangible assets and operating lease right-of-use assets whenever events or circumstances indicate that their net book value may not be recoverable. The Company compared the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets, with the difference recorded as an impairment charge. For the year-ended December 31, 2024, the Company recorded impairment charges related to long-lived assets of $48.8 million associated with the decommissioning of the Advanced Development Center, and $9.2 million associated with Zembrace and Tosymra developed technology intangible assets due to a decline in revenues.

We identified the impairment of long-lived assets as a critical audit matter due to the significant judgment and estimation required by management in estimating the undiscounted cash flows and related fair value estimates of each impaired asset group. This in turn led to a high degree of auditor subjectivity, and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of Management’s process and evaluated the design of controls over the identification of events or changes in circumstances that indicate the carrying amount of an asset or asset group may not be recoverable, as well as management’s methodology in determining the fair value estimate when triggering events are identified.

Our procedures related to the Advanced Development Center also included, among others, (i) evaluation of whether management appropriately identified events or changes in circumstances that indicated that the carrying amount of certain asset groups may not be recoverable; (ii) evaluation of management’s determination of asset groups at the lowest level of identifiable cash flows; (iii) vouching a selection of invoices to validate acquisition costs, along with physical observation of the underlying land, building, and selected machinery and equipment near the impairment date; and (iv) testing managements fair value estimates. Testing over the fair value estimates involved the assistance of auditor specialists, which included determining the reasonableness of the valuation methodology applied and assumptions used by Management.

Our procedures related to developed technology intangible assets also included, among others, (i) evaluation of whether management appropriately identified events or changes in circumstances that indicated that the carrying amount of certain asset groups may not be recoverable; and (ii) testing managements recoverability test and fair value estimates. Testing over the fair value estimates involved the assistance of auditor specialists, which included determining the reasonableness of the valuation methodology applied and assumptions used by Management. As part of our evaluation, we also considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 18, 2025

TONIX PHARMACEUTICALS HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$98,776	$24,948
Accounts receivable, net	3,683	—
Inventory, net	8,408	13,639
Prepaid expenses and other current assets	8,135	9,181
Total current assets	119,002	47,768

Property and equipment, net	42,252	94,028

Intangible assets, net	120	9,743
Goodwill	—	965
Operating lease right-to-use assets	565	824
Other non-current assets	951	1,129

Total assets	$162,890	$154,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,546	$3,782
Accrued expenses and other current liabilities	10,667	12,482
Term loan payable, short term	2,820	2,350
Lease liability, short term	274	270
Total current liabilities	18,307	18,884

Term loan payable, long term	4,667	6,561
Series C warrant liabilities	—	14,595
Series D warrant liabilities	—	8,260
Lease liability, long term	358	632

Total liabilities	23,332	48,932

Commitments (See Note 17)	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares designated as of both December 31, 2024 and 2023; 0 shares issued and outstanding - as of both December 31, 2024 and 2023	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 4,385,929 and 20,926 shares issued and outstanding as of December 31, 2024 and 2023, respectively and 21 shares to be issued as of December 31, 2023	4	—
Additional paid in capital	870,503	706,415
Accumulated deficit	(730,694)	(600,658)
Accumulated other comprehensive loss	(255)	(232)

Total stockholders’ equity	139,558	105,525

Total liabilities and stockholders’ equity	$162,890	$154,457

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Year ended December 31,
	2024	2023
REVENUES:
Product revenue, net	$10,094	$7,768

COSTS AND EXPENSES:
Cost of sales	7,765	4,741
Research and development	39,972	86,655
Selling, general and administrative	40,101	34,752
Asset impairment charges	58,957	—
Total Operating Expenses	146,795	126,148

Operating loss	(136,701)	(118,380)

Grant income	2,594	—
Gain on change in fair value of warrant liabilities	6,150	—
Other (expense) income, net	(2,079)	1,722

Net loss available to common stockholders	$(130,036)	$(116,658)

Net loss to common stockholders per common share, basic and diluted	$(176.60)	$(14,720.25)

Weighted average common shares outstanding, basic and diluted	736,339	7,925

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year ended December 31,
	2024	2023
Net loss	$(130,036)	$(116,658)

Other comprehensive loss:
Foreign currency translation loss	(23)	(65)

Comprehensive loss	$(130,059)	$(116,723)

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2023	20,926	$—	$706,415	$(232)	$(600,658)	$105,525
Issuance of common stock upon exercise of prefunded warrants	113,155	—	—	—	—	—
Issuance of common stock under At-the-market offering, net of transactional expenses of $4,977	4,174,122	4	128,363	—	—	128,367
Issuance of common stock, net of transactional expenses of $2,261	77,635	—	14,215	—	—	14,215
Fair value of warrants reclassified from liabilities to equity	—	—	26,682	—	—	26,682
Fair value of warrants classified from equity to liabilities	—	—	(9,977)	—	—	(9,977)
Employee stock purchase plan	91	—	27	—	—	27
Stock-based compensation	—	—	4,778	—	—	4,778
Foreign currency transaction gain	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(130,036)	(130,036)
Balance, December 31, 2024	4,385,929	$4	$870,503	$(255)	$(730,694)	$139,558

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2022	6,446	$—	$677,387	$(167)	$(470,038)	$207,182
Repurchase of common stock under Share Repurchase Program, including transactional expenses of $334	(836)	—	(3)	—	(13,962)	(13,965)
Issuance of common stock under 2022 Purchase agreement	30	—	441	—	—	441
Issuance of common stock under At-the-market offering, net of transactional expenses of $137	322	—	3,024	—	—	3,024
Issuance of common stock and warrants under AGP Financing, net of transactional expenses of $2,663	9,977	—	16,262	—	—	16,262
Issuance of common stock upon exercise of prefunded common warrants	4,982	—	—	—	—	—
Employee stock purchase plan	5	—	29	—	—	29
Stock-based compensation	—	—	9,275	—	—	9,275
Foreign currency transaction gain	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(116,658)	(116,658)
Balance, December 31, 2023	20,926	$—	$706,415	$(232)	$(600,658)	$105,525

See the accompanying notes to the consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,036)	$(116,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,421	4,291
Asset impairment charges	58,957	—
Stock-based compensation	4,778	9,275
Change in fair value of warrant liabilities	(6,150)	283
Offering costs allocated to warrant liabilities	—	903
Inventory write-off	1,490	—
Amortization of debt discounts	840	—
Gain on sale of property and equipment	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	(3,683)	—
Inventory	3,741	61
Prepaid expenses and other	3,613	1,573
Accounts payable	927	(3,490)
Operating lease liabilities and ROU asset, net	(13)	35
Accrued expenses and other current liabilities	1,190	1,786
Net cash used in operating activities	(60,925)	(102,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business	—	(22,174)
Disposal of property and equipment	—	999
Purchase of property and equipment	(120)	(7,895)
Net cash used in investing activities	(120)	(29,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred payment related to purchase of business	(3,000)	—
Proceeds from ESPP	27	29
Repayments of term loan	(2,350)	—
Redemption of convertible preferred stock	—	—
Proceeds from debt financing	—	8,942
Proceeds, net of $7,238 and $2,800 expenses, from sale of common stock and warrants	140,195	18,939
Proceeds from allocated warrant liabilities	—	22,572
Repurchase of common stock	—	(13,965)
Net cash provided by financing activities	134,872	36,517

Effect of currency rate change on cash	4	(65)

Net increase (decrease) in cash, cash equivalents and restricted cash	73,831	(94,621)
Cash, cash equivalents and restricted cash beginning of the period	25,849	120,470

Cash, cash equivalents and restricted cash end of period	$99,680	$25,849

Supplemental disclosures of cash flow information:
Interest paid	$1,234	$88
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$106
Net ATM proceeds received after year-end	$2,387	$—
Debt financing costs included in accrued liabilities and other current liabilities	$—	$85
Issuance costs included in accrued liabilities and other current liabilities	$—	117
New operating leases and lease amendments	$—	898

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

Tonix’s priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which an NDA was submitted based on two statistically significant Phase 3 studies for the management of fibromyalgia and for which a PDUFA (Prescription Drug User Fee act) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. The FDA has also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated IND at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (DoD). Tonix’s CNS portfolio includes TNX-1300 (cocaine esterase), a biologic in Phase 2 development designed to treat cocaine intoxication that has FDA Breakthrough Therapy designation, and its development is supported by a grant from the National Institute on Drug Abuse. Tonix’s immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. Tonix also has product candidates in development in infectious disease, including a vaccine for mpox, TNX-801. Tonix recently announced a contract with the U.S. DoD’s Defense Threat Reduction Agency (DTRA) for up to $34 million over five years to develop TNX-4200, small molecule broad-spectrum antiviral agents targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. Tonix owns and operates a state-of-the art infectious disease research facility in Frederick, Md. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2024, the Company had working capital of approximately $100.7 million. At December 31, 2024, the Company had an accumulated deficit of approximately $730.7 million. The Company held unrestricted cash and cash equivalents of approximately $98.8 million as of December 31, 2024.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that its cash resources at December 31, 2024 and the net proceeds of $46.3 million that it raised from equity offerings in the first quarter of 2025 (See Note 13), will not meet its planned operating and capital expenditure requirements into the first quarter of 2026, but not beyond.

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

On February 5, 2025, the Company effected a 1-for-100 reverse stock split of its issued and outstanding shares of common stock, The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized common and preferred stock were not adjusted because of the reverse stock split.

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

Segment Information and Concentrations

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024.

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

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported.

The Company has two products that each accounted for $8.5 million and $1.6 million, respectively, representing 100% of total revenues during the year ended December 31, 2024 and 2023.

As of December 31, 2024, accounts receivable from four customers accounted for 30%, 26%, 25%, and 9% of accounts receivable. As of December 31, 2023, accounts receivable from five customers accounted for 26%, 21%, 16%, 14% and 13% of total accounts receivable.

For the year ended December 31, 2024, revenues from five customers accounted for 24%, 23%, 22%, 16% and 10% of net product revenues, respectively. For the year ended December 31, 2023, revenues from four customers accounted for 25%, 21%, 18% and 14% of net product revenues, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At December 31, 2024 and 2023, cash equivalents, which consisted of money market funds, amounted to $24,000 and $23,000, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at both December 31, 2024 and 2023, of approximately $0.9 million collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 16) and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$98,776	$24,948
Restricted cash	904	901
Total	$99,680	$25,849

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

As of December 31, 2024, the Company did not have an allowance for credit losses, as the Company’s exposure to credit losses is de minimis. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the weighted average cost method. Acquired inventory was valued at estimated selling price less a reasonable margin. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. During the year ended December 31, 2024, the Company recorded write-downs related to Tosymra and Zembrace finished goods inventory of approximately $0.3 million and $1.2 million, respectively, based on an assessment of inventory on hand and projected sales prior to the respective expiration dates. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

The Company did not have inventory on hand prior to the acquisition of Zembrace and Tosymra on June 30, 2023.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the years ended December 31, 2024, and 2023 was $2.9 million and $3.8 million, respectively. The Company’s property and equipment is located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consist of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLC (“Upsher Smith”) consummated on June 30, 2023 (See Note 5). The acquired intangible assets are amortized using the straight-line method over the estimated useful lives of the respective assets. Amortization expense for both the years ended December 31, 2024, and 2023, was $0.5 million. The Company recorded a full impairment of its developed technology assets during the second quarter of 2024, discussed further below.

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

During the second quarter of 2024, the Company identified certain triggering events related to and the decommissioning of the ADC. The Company determined that the carrying value of the ADC was not recoverable and that the carrying value exceeded its fair value. As such, the Company recorded a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

Additionally, due to a sustained decline in revenues and continued delays in building out the sales team for its commercialized products, the Company also tested its commercialized products asset group for recoverability during the second quarter of 2024. The Company determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The Company recorded a non-cash impairment charge for the amount of $9.2 million, representing the excess carrying value over the fair value, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology intangible assets, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company previously recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 5). The Company completed the required annual impairment test for goodwill during the second quarter of 2024, which resulted in full non-cash impairment of the Company’s $965,000 of goodwill, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

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

Original issue discount

Certain term debt issued by the Company provides the debt holder with an original issue discount. Original issue discounts are reflected as a direct reduction of the related debt liability on the consolidated balance sheets and are amortized over the term of the related debt agreement using the effective interest method. Amortization of original issue discounts are included in interest expense on the consolidated statements of operations

Revenue Recognition

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rebates - The Company participates in certain government and specific sales rebate programs which provides discounted prescription drugs to qualified recipients, and primarily relate to Medicaid and managed care rebates, pharmacy rebates, Tri-Care rebates and discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the year ended December 31, 2024, we received $1.4 million in funding as a reduction of related research and development expense. Included in prepaid expenses and other current assets is an additional $0.2 million which was received in February 2025 and resulted in a further reduction of research and development expense during the year ended December 31, 2024. During the year ended December 31, 2023, we received $2.7 million in funding as a reduction of related research and development expense.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the year ended December 31, 2024, $2.6 million was recognized in grant income related to the DTRA grant. As of December 31, 2024, $0.6 million of grant income, included above, was earned but not yet received and is presented in prepaid expenses and other current assets.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2024, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Warrant Liabilities

The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives (See Note 15). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

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

Per Share Data

The computation of basic and diluted loss per share for the year ended December 31, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on date of issuance and are included in the basic earnings per share (“EPS”) calculation.

All warrants (See Note 15) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the year ended December 31, 2024, and 2023, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of December 31, 2024 and 2023, are as follows:

	2024	2023
Warrants to purchase common stock	45,664	65,431
Options to purchase common stock	3,865	774
Totals	49,529	66,205

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning for the first quarter of 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

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

NOTE 3 – INVENTORY

The components of inventory consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Raw Materials	$3,071	$3,611
Work-in-process	213	2,539
Finished Goods	5,124	7,489
Total Inventory	$8,408	$13,639

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	326
Buildings	24,504	66,749
Office furniture and equipment	1,371	2,366
Laboratory equipment	12,124	21,904
Leasehold improvements	34	34
Property and equipment gross	46,349	99,390
Less: Accumulated depreciation and amortization	(4,097)	(5,362)
Property and equipment, net	$42,252	$94,028

 During the second quarter of 2024, primarily as a result of the Company’s decision to decommission its ADC facility in Dartmouth, Massachusetts, the Company recognized a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024. The 45,000 square foot facility was purchased on September 28, 2020, for $4.0 million and incurred approximately $61.6 million to the build-out of the facility.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying value of goodwill as follows:

Amounts
(in thousands)
Balance at December 31, 2023	$965
Impairment of goodwill	(965)
Balance at December 31, 2024	$—

The Company completed its annual impairment test for goodwill during the second quarter of 2024, which resulted in full impairment of the Company’s $965,000 of goodwill, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	December 31, 2024	December 31, 2023
	(in thousands)
Intangible assets subject to amortization
Developed technology	$10,100	$10,100
Less: Impairment charge	9,147	—
Less: Accumulated amortization	953	477
Total	$—	$9,623
Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$120	$9,743

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2024 and 2023, the Company recorded amortization of $476,000 and $477,000, respectively.

As a result of certain triggering events identified impacting the Company’s commercialized products asset group during the second quarter of 2024, the Company tested the asset group for impairment as of June 30, 2024, resulting in a full impairment of its Zembrace and Tosymra developed technology intangible assets, of $6.2 million and $3.0 million, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024.

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

As of December 31, 2024, and 2023, the Company used Level 1 quoted prices in active markets to value cash equivalents which were de minimis for both periods presented. The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2024. As of December 31, 2023, Level 3 liabilities included a portion of the Series D Warrants and all Series C Warrants issued in December 2023, which did not meet the criteria for equity classification due to insufficient authorized shares to settle the instruments and were therefore accounted for as liabilities at fair value from the issuance date to January 25, 2024, the date the Company received stockholder approval to increase the number of authorized shares.

Additionally, during the year ended December 31, 2024, Level 3 liabilities included a portion of the Company’s outstanding August 2023 Warrants, Series A Warrants, Series B Warrants, Series C Warrants, and Series D Warrants (collectively, the “Existing Warrants”), as a result of certain Warrant Amendments executed on April 1, 2024, which provided for potential adjustments to the exercise prices of the Existing Warrants that were contingent on stockholder approval. As such, the Existing Warrants classified as liabilities from April 1, 2024, through May 22, 2024, the date the Company received stockholder approval to fix the exercise prices at $1,056.00 per share.

The Company uses the Black-Scholes option pricing model to estimate the fair value of warrant liabilities as of the respective issuance dates or reclassification dates, as applicable, using significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For periods prior to the initial exercise date of the warrants, an additional discount for lack of marketability (“DLOM”) was applied. For the Existing Warrants, the Black-Scholes option pricing model was probability weighted for different exercise price scenarios, as applicable.

The following table summarizes the range of significant assumptions used in determining the fair value of liability-classified warrants for the years ended December 31, 2024, and 2023:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Common stock price	$608.00 - 988.80	$1,289.60
Risk-free rate	4.01% - 5.37%	3.84% - 4.23%
Expected term (in years)	0.86 - 5.00	1.78 - 5.15
Expected volatility	105.00% - 120.00%	108.00%
Discount for lack of marketability	N/A	5.00%

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances for the liability-classified warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2024:

Warrant liabilities
Balance at December 31, 2023	$22,855
Fair value - mark to market adjustment	(7,005)
Warrants reclassified from liabilities to equity	(15,850)
Warrants reclassified from equity to liabilities	9,977
Fair value - mark to market adjustment	855
Warrants reclassified from liabilities to equity	(10,832)
Balance at December 31, 2024	$—

A reconciliation of the beginning and ending balances for the liability-classified warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2023:

Warrant liabilities
Balance at December 31, 2022	$—
Warrant liabilities issued	22,572
Fair value - mark to market adjustment	283
Balance at December 31, 2023	$22,855

Changes in the fair value of the liability-classified warrants are recognized as a separate component of income and expense in the consolidated statement of operations.

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets:	(in thousands)
Contract-related	$881	$4,590
Government grants	793	199
At-the-market receivable	2,387	—
Non-trade receivables	953	—
Debt interest and fees	180	1,513
Inventory	—	508
Insurance	1,392	143
Other	1,549	2,228
	$8,135	$9,181
Accrued expenses and other current liabilities:
Contract-related	$1,816	$2,980
Upsher Smith obligation	—	3,000
Compensation and compensation-related	4,496	4,361
Gross-to-net deductions	3,658	743
Professional fees and other	697	1,398
	$10,667	$12,482

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT FINANCING

Long-term debt consists of the following:

	December 31, 2024	December 31, 2023
Term Loan	$8,650	$11,000
Less: current portion	(2,820)	(2,350)
Total long-term debt	5,830	8,650
Less: unamortized debt discount and deferred financing costs	(1,163)	(2,089)
Total long-term debt, net	$4,667	$6,561

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

Borrowings under the Term Loan bear interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest is payable monthly in arrears commencing in December 2023. In connection with the Term Loan, the Company deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The remaining deposit as of December 31, 2024 totals $0.2 million, which is reflected in Prepaid expenses and other current assets on the consolidated balance sheet.

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

During the first quarter of 2025, the Company paid $9.6 million as a result of a pay-off of the above-mentioned loan. The pay-off amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 10, 2024, the Company effected a 1-for-32 reverse stock split of its issued and outstanding shares of common stock, whereby 95,543,805 outstanding shares of the Company’s common stock were exchanged for 2,985,924 shares of the Company’s common stock. In connection with the reverse stock split, the Company issued an additional 245,205 shares of the Company’s common stock due to fractional shares. These numbers represent the split at the time and are not split adjusted for further split adjustments. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. As a result of the reverse-stock-split, on June 26, 2024, the Company’s stock regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2).

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

On February 5, 2025, the Company effected a 1-for-100 reverse stock split of its issued and outstanding shares of common stock, whereby 559,044,486 outstanding shares of the Company’s common stock were exchanged for 5,590,667 shares of the Company’s common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split. As a result of the reverse-stock-split, on February 20, 2025, the Company’s stock regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2).

 On February 20, 2025, the Company received a letter from The NASDAQ Stock Market LLC stating that because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2), and that the matter is now closed.

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Year ended December 31,
	2024	2023
Zembrace Symtouch	$8,546	$6,304
Tosymra	1,548	1,464
Total product revenues	$10,094	$7,768

The Company recognized revenue beginning July 1, 2023, as a result of the acquisition of two marketed products.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $4.5 million at December 31, 2024, of which $0.8 million was recorded as a reduction to accounts receivable and $3.7 million was recorded as a component of accrued expenses. Our provision for gross-to-net allowances was $2.9 million at December 31, 2023, $0.6 million of which was recorded as a reduction to accounts receivable and $2.3 million recorded as a component of accrued expenses.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to a sustained decline in revenues and continued delays in building out the sales team for its commercialized products, the Company also tested its commercialized products asset group for recoverability during the second quarter of 2024. The Company determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. The Company recorded a non-cash impairment charge in the amount of $9.2 million, representing the excess carrying value over the fair value, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology intangible assets, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2024. As the carrying value of these intangibles is $0, there were no further impairment considerations during the year ended December 31, 2024.

Supplemental Pro Forma Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2023 as if the USL Acquisition had occurred as of January 1, 2023, and gives effect to transactions that are directly attributable to the acquisition, including additional amortization expense related to the fair value of intangible assets acquired and an increase in Cost of Sales related to the acquisition-date fair value adjustment to inventory. On an unaudited pro forma basis, consolidated Net Product Sales and Net Loss for the year ended December 31, 2023, would have been $15.4 million and $119.9 million, respectively. These amounts are based on financial information of the acquired business and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on the date presented, nor is it indicative of the Company’s future operating results. The net loss of USL Acquisition business is included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of the USL Acquisition business reflected in the consolidated statements for the year ended December 31, 2024, is $10.1 million and $17.4 million, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described above, in connection with the USL Acquisition, the Company and Upsher Smith entered into a Transition Services Agreement with Upsher Smith related to providing ongoing services associated with the assets acquired, such as procuring and selling migraine therapy products, providing accounting, and billing services and collecting accounts receivable and paying trade payables. Upsher Smith collected cash on behalf of Tonix for revenue generated by sales of the assets acquired from June 30, 2023, through the transition period and the Seller is obligated to transfer cash generated by such sales to the Company. On April 1, 2024, the Company amended the transitional services agreement with Upsher Smith so that Upsher Smith will only provide for the management of certain government rebates. Upsher Smith will be reimbursed by the Company at cost for any rebates they pay on the Company’s behalf.

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

NOTE 13 – SALE OF COMMON STOCK

2024 At-the-Market Offerings

 On July 30, 2024, the Company entered into a Sales Agreement ( the “2024 Sales Agreement”), with AGP pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $250.0 million in ATM sales. AGP will act as sales agent and will be paid a 3% commission on each sale under the 2024 Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the year ended December 31, 2024, the Company sold approximately 4.2 million shares of common stock under the Sales Agreement, as defined below, for net proceeds of approximately $128.4 million. Subsequent to December 31, 2024, the Company has sold 2.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $46.3 million.

July 2024 Financing

On July 9, 2024, the Company entered into a securities purchase agreement with certain institutional and retail investors, pursuant to which the Company sold 33,936 shares of common stock and pre-funded warrants to purchase up to 37,032 shares of common stock. The offering price per share of common stock was $57.00, and the offering price per share of pre-funded warrant was $56.99.

The offering closed on July 10, 2024. The Company incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.5 million, after deducting the underwriting discount and other offering expenses.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 2024 Financings

On June 12, 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company sold 11,995 shares of common stock and pre-funded warrants to purchase up to 25,682 shares of common stock. The offering price per share of common stock was $106.50, and the offering price per share of pre-funded warrant was $106.40.

The offering closed on June 13, 2024. The Company incurred offering expenses of approximately $0.6 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.4 million, after deducting the underwriting discount and other offering expenses.

On June 27, 2024, the Company entered into a securities purchase agreement with certain institutional and retail investors, pursuant to which the Company sold 28,339 shares of common stock and pre-funded warrants to purchase up to 42,282 shares of common stock. The offering price per share of common stock was $57.00, and the offering price per share of pre-funded warrant was $56.99.

The offering closed on June 28, 2024. The Company incurred offering expenses of approximately $0.6 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.4 million, after deducting the underwriting discount and other offering expenses.

March 2024 Financing

On March 28, 2024, the Company entered into an agreement to sell 3,365 shares of common stock, pre-funded warrants to purchase up to 1,219 shares of common stock, and accompanying Series E warrants to purchase up to 4,584 shares of common stock with an exercise price of $1,056.00 per share and expiring five and a half years from date of issuance in a public offering, which closed on April 1, 2024. The offering price per share of common stock was $960.00, and the offering price per share of pre-funded warrants was $959.68.

The Company incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

Additionally, with the closing of the financing on April 1, 2024, the Company entered into warrant amendments (collectively, the “Warrant Amendments”) with certain holders of its common warrants (referred to herein as the “Existing Warrants”). The Company agreed to amend the exercise price of each Existing Warrant to $1,056.00 upon approval by the Company’s stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 or, if stockholder approval is not obtained by October 1, 2024, the Company agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Company’s common stock on October 1, 2024, if and only if the Minimum Price is below the then current exercise price. Upon stockholder approval, the termination date for the warrants issued August 2023 (the “August Warrants”) to purchase up to an aggregate of 2,172 shares was amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2025; the termination date for Series C Warrants to purchase up to an aggregate of approximately 10,884 shares is the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holders of the Company’s public announcement of the FDA’s acknowledgement and acceptance of the Company’s NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 10,884 shares is April 1, 2029. The other terms of the Existing Warrants remained unchanged.

The Company evaluated the Warrant Amendments as of April 1, 2024, and determined that the potential adjustment to the exercise price that is contingent on stockholder approval precluded the Existing Warrants from being indexed to the Company’s own stock, and as a result, did not meet the criteria for equity classification under ASC 815-40. The Company accounted for the incremental fair value of the Warrant Amendments of $3.0 million as a direct and incremental cost of the March 2024 financing as an offset to the proceeds received. As all of the Existing Warrants were equity-classified prior to the Warrant Amendments, the net impact to the consolidated statement of stockholders’ equity was zero. The Company then reclassified the Existing Warrants from equity to liabilities at post-modification fair value on April 1, 2024. On May 22, 2024, the date the Company’s stockholders approved the proposal to fix the exercise prices at $1,056.00 per share, the Existing Warrants were adjusted to fair value and reclassified back to equity.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2023 Financing

On December 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company sold and issued (i) 7,920 shares of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 8,973 shares of common stock and (iii) Series C warrants to purchase up to 25,338 shares of common stock (the “Series C Warrants”), and (iv) Series D warrants to purchase up to 25,338 shares of common stock (the “Series D Warrants” and, together with the Series C Warrants, the “Common Warrants”). The securities sold in the offering were sold in fixed combinations as units. The offering price per share of common stock and accompanying Common Warrants was $1,776.00, and the offering price per Pre-Funded Warrant and accompanying Common Warrants was $1,775.68. The offering closed on December 22, 2023, generating gross proceeds of approximately $30.0 million, before deducting offering expenses of $2.3 million payable by the Company. At the closing of the offering, 2,034 Pre-Funded Warrants were immediately exercised into shares of common stock for nominal proceeds.

The Pre-Funded Warrants have an exercise price of $0.32 per share, were immediately exercisable subject to certain ownership limitations, and can be exercised at any time until exercised in full. The Series C Warrants have an exercise price of $1,776.00 per share, and were exercisable on the later of approval by the Company’s stockholders of (i) a proposal to approve the filing of an amendment to the Company’s Articles of Incorporation, increasing the number of authorized shares of common stock from 160,000,000 to 1,000,000,000 and (ii) a proposal to allow the Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 (the later of such events, the “Approval Date”) and initially expired on the later of (a) 10 trading days following the Approval Date and (b) the earlier of (x) the two year anniversary of the Approval Date and (y) 10 trading days following the public announcement of the U.S. Food and Drug Administration’s (“FDA”) acknowledgement and acceptance of the New Drug Application (“NDA”) relating to the Company’s TNX-102 SL product candidate in patients with fibromyalgia. The Series D Warrants have an exercise price of $2,720.00 per share and were exercisable beginning on the Approval Date through the five-year anniversary of the Approval Date.

Upon the closing of the offering, the Company determined that certain of the Common Warrants did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares to settle the instruments. The Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date, whereby shares are allocated based on the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated beginning with instruments with the latest maturity date first. Pursuant to this sequencing approach, the Company determined that the authorized shares were sufficient to settle all remaining Pre-Funded Warrants and 15,917 Series D Warrants and were therefore classified in equity. The remaining 9,422 Series D Warrants and the Series C Warrants associated with the deficit shares were initially classified as liabilities at fair value and presented within non-current liabilities on the consolidated balance sheet as of December 31, 2023.

The $30.0 million in gross proceeds received by the Company were first allocated to the Series C Warrants and the liability-classified Series D Warrants at their respective fair values, and the residual proceeds were allocated between the shares of common stock, the Pre-Funded Warrants, and the equity-classified Series D Warrants on a relative fair value basis. The issuance costs were allocated between the equity and liability-classified instruments on a relative fair value basis, resulting in issuance costs of $1.4 million recognized as a discount to the equity-classified instruments, and $0.9 million allocated to the liability-classified instruments and immediately expensed within Selling, general and administrative expense on the consolidated statements of operations.

On January 25, 2024, the date the Company’s stockholders approved the proposal to file an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 160,000,000 to 1,000,000,000, the liability-classified Series D Warrants and the Series C Warrants were adjusted to fair value and reclassified to equity.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2023 Financing

On September 28, 2023, the Company sold 1,266 shares of common stock; pre-funded warrants to purchase up to 1,549 shares of common stock, and accompanying Series A warrants to purchase up to 2,813 shares of common stock with an exercise price of $1,600.00 per share and expiring five years from date of issuance, and Series B warrants to purchase up to 2,813 shares of common stock with an exercise price of $1,600.00 per share and expiring one year from date of issuance in a public offering, which closed on October 3, 2023. The offering price per share of common stock and accompanying warrants was $1,600.00, and the offering price per share of pre-funded warrant and accompanying warrants was $1,599.68.

The Company incurred offering expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $4.0 million, after deducting the underwriting discount and other offering expenses.

July 2023 Financing

On July 27, 2023, the Company sold 791 shares of common stock; pre-funded warrants to purchase up to 1,399 shares of common stock and accompanying common warrants to purchase up to 2,188 shares of common stock with an exercise price of $3,200.00 per share in a public offering that closed on August 1, 2023. The offering price per share of common stock and accompanying common warrant was $3,200.00, and the offering price per share of pre-funded warrant and accompanying common warrant was $3,199.68.

The Company incurred offering expenses of approximately $0.7 million, including placement agent fees of approximately $0.5 million. The Company received net proceeds of approximately $6.3 million, after deducting the underwriting discount and other offering expenses.

2020 At-the-Market Offerings

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

During the year ended December 31, 2023, the Company sold approximately 322 shares of common stock under the Sales Agreement, for net proceeds of approximately $3.0 million.

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. No repurchases occurred during the year ended December 31, 2024. Subsequent to December 31, 2024, the Company repurchased 250,000 shares of common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million.

During the quarter ended March 31, 2023, the Company repurchased 786 of its shares of common stock outstanding under its 2022 share repurchase program for $12.5 million at prices ranging from $8,800.00 to $27,552.00 per share for a gross aggregate cost of approximately $12.5 million.

In January 2023, the Board of Directors approved a 2023 share repurchase program pursuant to which the Company may repurchase up to $12.5 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the quarter ended March 31, 2023, the Company repurchased 50 of its shares of common stock outstanding under the new 2023 share repurchase program at $22,784.00 per share for a gross aggregate cost of $1.1 million.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of December 31, 2024, no options were available for future grants under the Amended and Restated 2020 Plan.

 General

A summary of the stock option activity and related information for the Plans for the year ended December 31, 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	435	$1,069,056	8.70	$—
Grants	374	$14,763	—	—
Exercised	—	—
Forfeitures or expirations	(35)	358,117
Outstanding at December 31, 2023	774	$276,359,750	8.75	$—
Grants	3,461	$1,042	—	$—
Exercised	—	—
Forfeitures or expirations	(370)	$288,965,154

Outstanding at December 31, 2024	3,865	$27,540,609	8.74	$—
Exercisable at December 31, 2024	936	$101,743,715	7.27	$—

The weighted average fair value of options granted during the year ended December 31, 2024, and December 31, 2023 was $868.00 per share and $12,768.00, respectively.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the valuation of stock options granted during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Risk-free interest rate	3.58% to 5.33%	3.42% to 4.35%
Expected term of option	5.25 to 10 years	5.0 to 10 years
Expected stock price volatility	111.89% - 140.42%	122.19% - 142.72%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $4.8 million, of which $3.4 million and $1.4 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2024. Stock-based compensation expense relating to options granted of $9.3 million, of which $6.4 million and $2.9 million, related to General and Administration and Research and Development, respectively was recognized for the year ended December 31, 2023.

As of December 31, 2024, the Company had approximately $3.4 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 1.57 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 800,000 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of December 31, 2024, 159 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the year ended December 31, 2024 and 2023, $27,000 and $34,000, respectively, was expensed. In January 2023, 5 shares that were purchased as of December 31, 2022, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2023, approximately $29,000 of employee payroll deductions accumulated at December 31, 2022, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $14,000 was returned to the employees. As of December 31, 2023, approximately $44,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. Accordingly, during the first quarter of 2024, approximately $24,000 of employee payroll deductions accumulated at December 31, 2023, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $20,000 was returned to the employees. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 70 shares that were purchased as of June 30, 2024, under the 2022 ESPP, were issued. Accordingly, during the third quarter of 2024, approximately $4,000 of employee payroll deductions accumulated at June 30, 2024, related to acquiring such shares, was transferred from accrued expenses to additional paid in capital. The remaining $29,000 was returned to the employees.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$1,056.00	4,585	April 2029
$1,056.00	2,782	April 2029
$1,056.00	2,782	April 2025
$1,056.00	2,172	April 2029
$1,056.00	10,884	February 2025
$1,056.00	10,884	April 2029
$1,600.00	36	October 2028
$1,776.00	5,758	January 2025
$2,720.00	5,758	December 2028
$3,200.00	22	August 2028
$364,800.00	1	February 2025
	45,664

During the year ended December 31, 2024, 113,155 prefunded common warrants were exercised.

For the year ended December 31, 2024, 36 and 1 warrants with an exercise price of $1,600.00 and $320,000.00, respectively, expired.

For the year ended December 31, 2024, 8,700 and 8,700 warrants with an exercise price of $1,776.00 and $2,720.00, respectively, were returned and cancelled.

Subsequent to December 31, 2024, 10,884, 5,758 (as the Company received FDA acceptance of our NDA filing), and 1 warrants with an exercise price of $1,056.00, $1,776.00 and $364,800.00, respectively, expired.

Additionally, with the closing of the financing on April 1, 2024, the Company entered into the Warrant Amendments (as defined in Note 13) with certain holders of its warrants to purchase common stock, agreeing to amend the exercise price of each Existing Warrant to $1,056.00 upon approval by the Company’s stockholders of a proposal to allow the warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 or, if stockholder approval is not obtained by October 1, 2024, the exercise price would be automatically amended to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of the Company’s common stock on October 1, 2024, if and only if the Minimum Price is below the then current exercise price. The Company’s stockholders approved the proposal to amend the exercise prices of the Existing Warrants to $1,056.00 per share and extend the termination dates at the annual meeting of the Company’s stockholders held on May 22, 2024. As such, the table above reflects the modified terms of the Existing Warrants in effect as of December 31, 2024. See Note 13 for further details.

No common warrants were exercised during the year ended December 31, 2023.

For the year ended December 31, 2023, 1 warrant with an exercise price of $22,400,000.00 expired.

NOTE 16 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2024, the Company has right-of-use assets of $0.6 million and a total lease liability for operating leases of $0.6 million of which $0.3 million is included in long-term lease liabilities and $0.3 million is included in current lease liabilities.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
2025	$299
2026	142
2027	139
2028	101
2029	7
Included interest	(56)
$632

No new leases or amendments were entered into during the year ended December 31, 2024. During the year ended December 31, 2023, the Company entered into new operating leases and lease amendments, resulting in the Company recognizing an additional operating lease liability of approximately $898,000 based on the present value of the minimum rental payments. The Company also recognized a corresponding increase to ROU assets of approximately $898,000, which represents a non-cash operating activity.

Other information related to leases is as follows:

Operating lease expense was $0.3 and $0.6 million for the years ended December 31, 2024, and 2023, respectively.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating cash flow from operating leases (in thousands)	$292	$556

Weighted Average Remaining Lease Term
Operating leases	3.10 years	3.78 years

Weighted Average Discount Rate
Operating leases	4.92%	4.53%

NOTE 17 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $12.7 million at December 31, 2024 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined contribution plan

The Company has a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. The Company charged operations $1.2 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively, for contributions under the 401(k) Plan.

NOTE 18 – INCOME TAXES

Components of the net loss consist of the following (in thousands):

	Year ended December 31,
	2024	2023
Foreign	$(49,444)	$(98,204)
Domestic	(80,592)	(18,454)
Total	$(130,036)	$(116,658)

In 2024, the foreign losses are primarily comprised of $49.4 million related to the Irish operations and $0.09 million related to Canada operations of Tonix International Holding. In 2023, the foreign losses are primarily comprised of the $98.4 million related to the Irish operations and $0.23 million related to the Canadian operations of Tonix International Holding.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate used to calculate the Company’s income tax provision is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax	(21.0)%	(21.0)%
Change in valuation allowance	14.4%	11.7%
Permanent differences	(1.0)%	0.2%
Foreign loss not subject to income tax	3.2%	7.2%
Attribute reduction from control change	4.3%	0.9%
Other	0.1%	1.0%
Income Tax Provision	0.0%	0.0%

Deferred tax assets (liabilities) and related valuation allowance as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets/(liabilities):
Net operating loss carryforward	$39,255	$32,997
Stock-based compensation	9,170	10,276
Fixed assets	9,617	—
Other	4,829	2,211
Total deferred assets	62,871	45,484

Valuation allowance	(62,871)	(45,484)

Net deferred tax assets	$—	$—

The Company has incurred research and development (“R&D”) expenses, a portion of which qualifies for tax credits. The Company conducted an R&D credit study to quantify the amount of credits and has claimed an R&D credit on its 2014-2017 tax returns. A portion of these R&D credit carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Service Code ("IRC") section 383. The R&D credit carryforwards at December 31, 2023 have been reduced to $0.0 million to reflect IRC section 383 ownership changes through December 31, 2024 and the resulting inability to utilize a portion of the R&D credit prior to its expiration.

At December 31, 2024, the Company has $314.0 million of Ireland NOL carryforwards that do not expire. As of December 31, 2024, the Company's Federal NOL and state net operating losses are fully limited in accordance with IRC section 382. As such, there are no NOL carryforwards available as of December 31, 2024.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As such, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a full valuation allowance against its gross deferred tax assets. The increase/(decrease) in the valuation allowance for the years ended December 31, 2024 and 2023 were $17.4 million, and $14.5 million respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. However, as of December 31, 2024 there are no unrecognized tax benefits recorded. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2024, the Company's tax returns remain open and subject to examination by the tax authorities for the tax years 2021 and after.

NOTE 19 – SUBSEQUENT EVENTS

On February 3, 2025, the Company paid $9.6 million as a result of a pay-off of its outstanding loan facility. The pay-off amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement.

On February 20, 2025, the Company received a letter from The NASDAQ Stock Market LLC stating that because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2), and that the matter is now closed.

On February 25, 2025, the Company granted options to purchase an aggregate of 449,708 shares of the Company’s common stock to employees with an exercise price of $8.05. Additionally, the Company granted options to purchase 221,558 shares of the Company’s common stock to certain employees with an exercise price of $10.06.

Subsequent to December 31, 2024, the Company has sold 2.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $46.3 million.

Subsequent to December 31, 2024, the Company repurchased 250,000 of its shares of common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2024, our internal control over financial reporting was effective.

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

In connection with the material weakness as it relates to the accounting for complex and non-routine transactions related to the non-cash impairment of intangibles, non-cash equity transactions and the recoverability of inventory, management re-evaluated the effectiveness of such controls as of December 31, 2024, and concluded that such controls were remediated and operating effectively as of December 31, 2024. The remediation of the material weakness over the complex accounting related to the non-cash impairment of intangibles, non-cash equity transactions was as a result of no material balances related to these financial statement captions as of December 31, 2024, and consequently there was no risk of material misstatements for these financial statement captions. While there were no material balances for the intangible assets as of December 31, 2024 and no non-cash equity transactions for the period July 1, 2024 to December 31, 2024, management’s testing of internal controls over financial reporting as of December 31, 2024 included controls that were similar in nature to the controls that were not operating effectively as of June 30, 2024 and noted such controls were operating effectively as of December 31, 2024.

In relation to the realizability of inventory, the remediation of this material weakness constituted implementing new controls with expanded review processes including but not limited to the assessment of additional data points for the assessment and additional personnel included to evaluate our ability to realize inventory balances.

Changes in internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Seth Lederman	67	President, CEO and Chairman of the Board of Directors
Richard Bagger	64	Director
Margaret Smith Bell	65	Director
David Grange	77	Director
Adeoye Olukotun	80	Director
Newcomb Stillwell	68	Director
Carolyn Taylor	65	Director
James Treco	69	Lead Director
Jessica Morris	47	Chief Operating Officer
Bradley Saenger	51	Chief Financial Officer and Treasurer
Gregory Sullivan	59	Chief Medical Officer and Secretary
Siobhan Fogarty	56	Chief Technical Officer

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

Seth Lederman, MD became our President, Chief Executive Officer, Chairman of the Board and a Director in October 2011. Dr. Lederman founded Tonix Pharmaceuticals, Inc., a wholly-owned subsidiary of us (“Tonix Sub”) in 2007 and has acted as its Chairman of the Board of Directors since its inception and as President since 2010. Dr. Lederman is an inventor on key patents and patent applications underlying our programs including: TNX-102 SL’s eutectic composition; and TNX-102 SL’s pharmacokinetic profile and related therapeutic properties. Dr. Lederman served as an Associate Professor at Columbia University, between 1996 and 2017. As an Assistant Professor at Columbia, Dr. Lederman discovered and characterized the CD40-ligand, or CD154 and invented therapeutic candidates to treat autoimmune diseases and transplant rejection. TNX-1500 is a mAb directed against CD154 invented by Dr. Lederman. Dr. Lederman was a Manager of L&L Technologies LLC, or L&L, from 1996 to March 2025. In addition, Dr. Lederman has been the Managing Member of Seth Lederman Co, LLC since 2007 and was the Managing Member of Lederman & Co, LLC, or Lederman & Co, from 2002 to March 2025, both of which are biopharmaceutical consulting and investing companies. Dr. Lederman has also been the Managing Member of Targent Pharmaceuticals, LLC, or Targent, since 2000, and was a Managing Member of Plumbline LLC from 2002 to March 2025. Targent was a founder of Targent Pharmaceuticals Inc. on which Board of Directors Dr. Lederman served from inception in 2001 until the sale of its assets to Spectrum Pharmaceuticals Inc. in 2006. Between January 2007 and November 2008, Dr. Lederman was a Managing Partner of Konanda Pharma Partners, LLC, a Director of Konanda Pharma Fund I, LP, and a Managing Partner of Konanda General Partner, LLC, which were related private growth equity fund entities. As well, between 2007 and 2008, Dr. Lederman was Chairman of Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc., which were portfolio companies of the Konanda private growth equity funds. Since 2011, Dr. Lederman has served as CEO and Chairman of Leder Laboratories Inc., or Leder Labs, and Starling Pharmaceuticals Inc., or Starling, which are biopharmaceutical development companies. Dr. Lederman was the chairman of Leder Laboratories, Ltd., a wholly-owned subsidiary of Leder Laboratories Inc., between 2013 and 2018, when the entity was dissolved. In 2015, Dr. Lederman served as a member of the US – Japan Business Council. Between 2006 and 2011, Dr. Lederman was a director of Research Corporation, a New York-based non-profit organization. Dr. Lederman received his BA degree in Chemistry from Princeton University in 1979 and his MD from Columbia University in 1983. Dr. Lederman’s significant experience with our patent portfolio and his experience as an entrepreneur, seed capital investor, fund manager, and director of start-up biopharmaceutical companies were instrumental in his selection as a member of the Board.

Richard Bagger became a Director in June 2020. Mr. Bagger has been a Partner and Executive Director of Christie 55 Solutions, LLC, a New Jersey based consulting firm, since January 2020. Mr. Bagger has also been an Adjunct Faculty member at the Rutgers University since 2018. From 2012 through 2019, Mr. Bagger was Executive Vice President of Corporate Affairs and Market Access for Celgene Corporation (NASDAQ: CELG), a global biopharmaceutical company, as well as a member of its Executive Committee. From 1993 to 2010, Mr. Bagger held roles of increasing responsibility with Pfizer Inc. (NYSE: PFE), a global pharmaceutical company, and served as Senior Vice President, Worldwide Public Affairs and Policy, from 2006 to 2009. Prior to joining Pfizer, Mr. Bagger was Assistant General Counsel of Blue Cross and Blue Shield of New Jersey, a health insurer, and practiced law with the law firm of McCarter & English. Mr. Bagger served as Board Chair of the National Pharmaceutical Council for 2019 and is a member of the Board of Directors of the U.S. Chamber of Commerce. He is also on the advisory board for the Lerner Center for the Study of Pharmaceutical Management Issues at Rutgers University Business School. Mr. Bagger received an A.B. degree from Princeton University’s School of Public and International Affairs and a J.D. degree from Rutgers University Law School. Mr. Bagger’s extensive healthcare and public policy experience were instrumental in his selection as a member of the Board.

Margaret Smith Bell became a Director in September 2017. Previously, Ms. Bell was a Vice President at Standard Life Investments where she was a portfolio manager and health care equity analyst. Ms. Bell was also a Managing Director at Putnam Investments and served as a senior health care analyst and a portfolio manager of the Putnam Health Sciences Trust. Ms. Bell was an analyst and vice president at State Street Research and a research analyst at Alex. Brown & Sons, Inc. Ms. Bell is a past member of the Board of Overseers at Beth Israel Deaconess Medical Center. Ms. Bell holds a B.A. from Wesleyan University and an M.B.A. from the Wharton School at the University of Pennsylvania. Ms. Bell’s extensive healthcare and investment banking experience were instrumental in her selection as a member of the Board.

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

Adeoye Olukotun, MD became a Director in September 2018. Dr. Olukotun is a board member of Arrowhead Pharmaceuticals (ARWR), a publicly traded biopharmaceutical company. Dr. Olukotun has been the Chief Executive Officer of CR Strategies, LLC, a medical products consulting company, since 2000. Dr. Olukotun was the Chief Executive Officer of Genesis Unicorn Corporation, a special acquisition company listed on Nasdaq (GENQU) that became Genesis Unicorn Capital Corp. (GENQ), and later became ESGL Holdings Ltd trading on Nasdaq (ESGL). Dr. Olukoton was the Chief Executive Officer of EpiGen Pharmaceuticals, Inc., a pharmaceutical company, from 2014 to January of 2018. Dr. Olukotun served as Vice Chairman of CardoVax, Inc., a pharmaceutical company, from 2012 to 2016, and as its Chief Executive Officer from 2006 to 2012. He is also co-founder of VIA Pharmaceuticals, Inc., a pharmaceutical company, and served as the company’s Chief Medical Officer from 2004 to 2008. Dr. Olukotun is a member of the board of directors of Arrowhead Pharmaceuticals. Dr. Olukotun’s extensive medical background and experience in the pharmaceutical industry was instrumental in his selection as a member of our Board.

R. Newcomb Stillwell became a director in March 2023. Mr. Stillwell has held positions of varying responsibility at the law firm of Ropes & Gray LLP from 1984 to 2021, including, most recently, as co-managing partner of the Ropes & Gray Boston office. Mr. Stillwell graduated from Harvard Law School and earned an A.B. from Princeton University. Mr. Stillwell’s extensive advisory experience on numerous transactions in the life science and healthcare sectors was instrumental in his selection as a member of the Board.

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

James Treco became a director in February 2019 and has been our Lead Director since March 2020. Mr. Treco continues to be involved with several small clinical research companies operating out of the Hanover, New Hampshire area. Mr. Treco has been a Managing Partner at First Chicago Advisors, Inc., a boutique financial advisory firm where he advised executives and boards of directors of a wide range of companies, from global, large-cap companies to emerging companies, from 2009 to 2012 and from 2014 to 2024. From 2012 to 2013 Mr. Treco was an investment banker with Gleacher & Company, a company that previously operated an investment banking business, providing corporate and institutional clients with strategic and financial advisory services. Mr. Treco held various positions of increasing responsibility at Salomon Brothers/Citigroup from 1984 to 2008, where he used his extensive experience in the global capital markets to advise a wide range of clients. Mr. Treco holds a B.A. from Yale University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Treco’s extensive healthcare and investment banking experience were instrumental in his selection as a member of the Board.

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

Siobhan Fogarty became our Chief Technical Officer in February 2025. Siobhan has worked for Tonix Pharma Limited, a wholly-owned subsidiary of the Company, since September 2016, holding roles with increasing responsibility, most recently as Executive Vice President, Product Development, since February 2021, and prior to that as Vice President, Product Development, since February 2019. Ms. Fogarty started her career with Elan Corporation as a formulation scientist. Ms. Fogarty moved to Glaxo SmithKline as a manufacturing strategist post the merger of Glaxo and SmithKline Beecham. Ms. Fogarty established European product development sites for Fuisz Technologies and Biovail Corporation. Subsequently Ms. Fogarty started her own consultancy company, eMSc, continuing to consult with pharmaceutical companies in product development and implementation of a phased approach to quality. Ms. Fogarty earned a Bachelor of Science in Industrial Chemistry from the University of Limerick, and a Masters in Pharmaceutical Science from the School of Pharmacy, Trinity College Dublin.

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

Meetings and Committees of the Board

During the fiscal year ended December 31, 2024, the Board held 11 meetings, the Audit Committee held 10 meetings, the Compensation Committee held six meetings and the Nominating and Corporate Governance Committee held four meetings. The Board and Board committees also approved certain actions by unanimous written consent.

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

Board Committees

The Board has standing Audit, Compensation, and Nominating and Corporate Governance Committees. Information concerning the membership and function of each committee is as follows:

Board Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Bagger	*		**
Margaret Smith Bell	*	**
David Grange		*	*
Adeoye Olukotun		*
Newcomb Stillwell	*		*
Carolyn Taylor		*
James Treco	**		*

*	Member of Committee
**	Chairman of Committee

Audit Committee

Our Audit Committee consists of James Treco, Chair of the Committee, Richard Bagger, Margaret Smith Bell and Newcomb Stillwell. Our Board has determined each of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Treco is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2024. Our Board has adopted a written charter for the Audit Committee, a copy of which is posted under the “Investors” tab under “Governance” on our website, which is located at www.tonixpharma.com.

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

Our Compensation Committee has responsibility for, among other things, evaluating and making decisions regarding the compensation of our executive officers, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC and periodically evaluating and administering the terms and administration of our incentive plans and benefit programs. In addition, our Compensation Committee reviews and makes recommendations to the Board regarding incentive compensation plans that require shareholder approval, director compensation and the related executive compensation information for inclusion in the Company’s Annual Report on Form 10-K and proxy statement, and employment and severance agreements relating to the chief executive officer. Our Compensation Committee has engaged Aon plc, an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs. Our Board has adopted a written charter for the Compensation Committee, a copy of which is posted under the “Investors” tab under “Governance” on our website, which is located at www.tonixpharma.com.

Nominating and Corporate Governance Committee

Our Compensation Committee consists of Margaret Smith Bell, Chair of the Committee, David Grange, Adeoye Olukotun and Carolyn Taylor. Our Board has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has engaged Aon plc, an independent executive compensation consultant, to provide advice and recommendations on the structure, amount and form of executive and director compensation and the competitiveness thereof. At the request of the Compensation Committee, the compensation consultant provided, among other things, comparative data from selected peer companies. The compensation consultant reports directly to the Compensation Committee. The Compensation Committee’s decision to hire the compensation consultant was not made or recommended by Company management. The compensation consultant has not performed any work for the Company except with respect to the work that it has done directly for the Compensation Committee.

Our Compensation Committee has responsibility for, among other things, evaluating and making decisions regarding the compensation of our executive officers, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC and periodically evaluating and administering the terms and administration of our incentive plans and benefit programs. In addition, our Compensation Committee reviews and makes recommendations to the Board regarding incentive compensation plans that require shareholder approval, director compensation and the related executive compensation information for inclusion in the Company’s Annual Report on Form 10-K and proxy statement, and employment and severance agreements relating to the chief executive officer. Our Board has adopted a written charter for the Compensation Committee, a copy of which is posted under the “Investors” tab under “Governance” on our website, which is located at www.tonixpharma.com.

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

Prohibition Against Certain Transactions

All of our employees and directors are prohibited from hedging or pledging Tonix stock, or engaging in short sales or trading in standardized options under our Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures (the “Insider Trading Policy”).

Insider Trading Policies and Procedures

We have adopted the Insider Trading. These policies and procedures apply to all of our directors, officers and employees. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.01 to this Form 10-K.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees which can be found on our website at https://ir.tonixpharma.com/corporate-governance/governance-documents.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining them from or otherwise limiting their involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended December 31, 2024.

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

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied. We believe that many of our key practices and programs demonstrate good governance. The main principles of our fiscal year 2024 compensation strategy included the following:

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

In 2024, we also continued practices that demonstrate good governance and careful stewardship of corporate assets, including:

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and the two next most highly paid executive officers for fiscal years 2024 and 2023.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Lederman	2024	675,000	417,656	—	717,111	—	—	—	1,809,767
Chief Executive Officer	2023	675,000	—	—	1,375,065	—	—	—	2,050,065
Jessica Morris	2024	494,000	180,310	—	213,431	—	—	—	887,741
Chief Operations Officer	2023	475,000	179,550	—	274,049	—	—	—	928,599
Bradley Saenger	2024	483,600	176,514	—	189,867	—	—	—	849,981
Chief Financial Officer	2023	465,000	175,770	—	264,143	—	—	—	904,913
Gregory Sullivan	2024	499,200	182,208	—	241,036	—	—	—	922,444
Chief Medical Officer	2023	480,000	181,440	—	290,558	—	—	—	951,998

(1)	Represents the aggregate grant date fair value of options granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 18 to our audited financial statements.

Grants of Plan-Based Awards in Fiscal 2024

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2024.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($) (1)
Seth Lederman	2/27/2024	410	1,177.60		398,408
	2/27/2024	74	1,177.60		79,637
	2/27/2024	595	1,472.00	(2)	637,474

Bradley Saenger	2/27/2024	89	1,177.60		95,435
	2/27/2024	89	1,472.00	(2)	94,432

Jessica Morris	2/27/2024	100	1,177.60		107,279
	2/27/2024	100	1,472.00	(2)	106,152

Gregory Sullivan	2/27/2024	112	1,177.60		121,155
	2/27/2024	112	1,472.00	(2)	119,881

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.

(2)	Represents an exercise price at a 125% premium of the closing price of the Company’s common stock on the grant date.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards in connection with their conducting and completing such annual review, which typically occurs in approximately February of each year. Options are awarded to our non-employee directors pursuant to our Amended and Restated 2020 Plan, which is awarded on the date of our annual meeting of stockholders. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants may be tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date), and in other cases such grants may be awarded at the same time with other annual grants. As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) and ending one business day after the filing or furnishing of such report with the SEC.

Outstanding Equity Awards at December 31, 2024

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date

Seth Lederman	1	—		$3,808,000,000.00	2/25/2025
	1	—		$3,808,000,000.00	2/25/2025
	1	—		$3,219,200,000.00	2/9/2026
	—	1	(1)	$3,219,200,000.00	2/9/2026
	1	—		$352,000,000.00	3/1/2027
	1	—		$217,600,000.00	2/13/2028
	1	—		$272,000,000.00	2/13/2028
	1	—		$12,096,000.00	2/26/2029
	1	—		$15,104,000.00	2/26/2029
	1	—		$13,120,000.00	5/6/2029
	1	—		$16,384,000.00	5/6/2029
	1	—		$256,000.00	2/25/2030
	1	—		$320,000.00	2/25/2030
	4	—		$492,800.00	5/4/2030
	4	—		$614,400.00	5/4/2030
	5	—		$780,800.00	2/23/2031
	5	—		$979,200.00	2/23/2031
	7	1	(2)	$132,416.00	2/15/2032
	2	6	(2)	$264,800.00	2/15/2032
	2	6	(2)	$396,992.00	2/15/2032
	2	6	(2)	$529,408.00	2/15/2032
	22	13	(3)	$14,624.00	2/23/2033
	22	13	(3)	$18,272.00	2/23/2033
	410	—	(4)	$1,177.60	2/27/2034
	—	74	(5)	$1,177.60	2/27/2034
	—	595	(5)	$1,472.00	2/27/2034

Jessica Morris	1	—		$3,808,000,000.00	2/25/2025
	1	—		$3,219,200,000.00	2/9/2026
	—	1	(1)	$3,219,200,000.00	2/9/2026
	1	—		$352,000,000.00	3/1/2027
	1	—		$217,600,000.00	2/13/2028
	1	—		$272,000,000.00	2/13/2028
	1	—		$12,096,000.00	2/26/2029
	1	—		$15,104,000.00	2/26/2029
	1	—		$13,120,000.00	5/6/2029
	1	—		$16,384,000.00	5/6/2029
	1	—		$256,000.00	2/25/2030
	1	—		$320,000.00	2/25/2030
	1	—		$492,800.00	5/4/2030
	1	—		$614,400.00	5/4/2030
	1	—		$780,800.00	2/23/2031
	1	—		$979,200.00	2/23/2031
	1	1	(2)	$132,416.00	2/15/2032
	1	1	(2)	$264,800.00	2/15/2032
	1	1	(2)	$396,992.00	2/15/2032
	1	1	(2)	$529,408.00	2/15/2032
	7	4	(3)	$14,624.00	2/23/2033
	7	4	(3)	$18,272.00	2/23/2033
	—	100	(5)	$1,177.60	2/27/2034
	—	100	(5)	$1,472.00	2/27/2034

Bradley Saenger	1	—		$3,808,000,000.00	2/25/2025
	1	—		$3,219,200,000.00	2/9/2026

—	1	(1)	$1,548,800,000.00	5/27/2026
1	—		$1,548,800,000.00	5/27/2026
1	—		$352,000,000.00	3/1/2027

	1	—		$217,600,000.00	2/13/2028
	1	—		$272,000,000.00	2/13/2028
	1	—		$12,096,000.00	2/26/2029
	1	—		$15,104,000.00	2/26/2029
	1	—		$13,120,000.00	5/6/2029
	1	—		$16,384,000.00	5/6/2029
	1	—		$256,000.00	2/25/2030
	1	—		$320,000.00	2/25/2030
	1	—		$492,800.00	5/4/2030
	1	—		$614,400.00	5/4/2030
	1	—		$780,800.00	2/23/2031
	1	—		$979,200.00	2/23/2031
	1	1	(2)	$132,416.00	2/15/2032
	1	1	(2)	$264,800.00	2/15/2032
	1	1	(2)	$396,992.00	2/15/2032
	1	1	(2)	$529,408.00	2/15/2032
	7	3	(3)	$14,624.00	2/23/2033
	7	3	(3)	$18,272.00	2/23/2033
	—	89	(5)	$1,177.60	2/27/2034
	—	89	(5)	$1,472.00	2/27/2034

Gregory Sullivan	1	—		$3,808,000,000.00	2/25/2025
	1	—		$3,219,200,000.00	2/9/2026
	—	1	(1)	$3,219,200,000.00	2/9/2026
	1	—		$352,000,000.00	3/1/2027
	1	—		$217,600,000.00	2/13/2028
	1	—		$272,000,000.00	2/13/2028
	1	—		$12,096,000.00	2/26/2029
	1	—		$15,104,000.00	2/26/2029
	1	—		$13,120,000.00	5/6/2029
	1	—		$16,384,000.00	5/6/2029
	1	—		$256,000.00	2/25/2030
	1	—		$320,000.00	2/25/2030
	1	—		$492,800.00	5/4/2030
	1	—		$614,400.00	5/4/2030
	2	—		$780,800.00	2/23/2031
	2	—		$979,200.00	2/23/2031
	1	1	(2)	$132,416.00	2/15/2032
	1	1	(2)	$264,800.00	2/15/2032
	1	1	(2)	$396,992.00	2/15/2032
	1	1	(2)	$529,408.00	2/15/2032
	7	4	(3)	$14,624.00	2/23/2033
	7	4	(3)	$18,272.00	2/23/2033
	—	112	(5)	$1,177.60	2/27/2034
	—	112	(5)	$1,472.00	2/27/2034

(1)	The shares subject to this stock option vest 1/3rd upon the date(s) that certain stock price goals are achieved. The stock price goals are such date(s) when the Company’s common stock has an average closing sales price equal to or exceeding each of $3,840,000,000.00, $4,480,000,000.00 and $5,120,000,000.00 per share for 20 consecutive trading days, subject to a one year minimum service period prior to vesting.
(2)	The shares subject to this stock option vested as to 10% of the shares on February 15, 2023, 10% of the shares on February 15, 2024, 40% of the shares on February 15, 2025 and 40% of the shares on February 15, 2026.
(3)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2024, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(4)	The shares subject to this stock option were in lieu of a cash award, Dr. Lederman’s bonus shall be paid in the form of a stock option award granted pursuant to the 2020 Plan, with 100% of such options vesting on the six-month anniversary of issuance, expiring 10 years from date of issuance and having an exercise price per share equal to the closing price of the Company’s common stock on February 27, 2024.
(5)	The shares subject to this stock option vested as to 1/3 of the shares on February 23, 2025, with the remaining shares vesting on an equal monthly basis over the following 24 months.

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(2) (C)
Equity compensation plans approved by security holders(1)	3,865	$27,540,609.31	159
Equity compensation plans not approved by security holders	—	—	—
Total	3,865	$27,540,609.31	159

(1)	Consists of the Company’s 2012 Amended and Restated Incentive Stock Option Plan, the 2014 Stock Incentive Plan, the 2016 Stock Incentive Plan, the 2017 Stock Incentive Plan, the 2018 Equity Incentive Plan, the 2019 Stock Incentive Plan, the 2020 Stock Incentive Plan, the Amended and Restated 2020 Stock Incentive Plan and the 2019 Employee Stock Purchase Plan, the 2020 Employee Stock Purchase Plan, and the 2022 Employee Stock Purchase Plan (the “ESPP”).
(2)

Consists of shares available for future issuance under the Amended and Restated 2020 Plan and our ESPP. As of December 31, 2023, 0 shares of common stock were available for issuance under the Amended and Restated 2020 Plan and 159 shares of common stock were available for issuance under the ESPP.

130

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Seth Lederman

On February 11, 2014, the Company entered into an employment agreement (the “Lederman Agreement”) with Dr. Seth Lederman to continue to serve as our President, Chief Executive Officer and Chairman of the Board.

The base salary for Dr. Lederman under the Lederman Agreement was $425,000 per annum and as of March 1, 2025, the base salary is $702,000.  The Lederman Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Gregory Sullivan

On June 3, 2014, the Company entered into an employment agreement (the “Sullivan Agreement”) with Dr. Gregory Sullivan to serve as our Chief Medical Officer.  The base salary for Dr. Sullivan under the Sullivan Agreement was $225,000 per annum and as of March 1, 2025, the base salary is $519,168.  The Sullivan Agreement had an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Bradley Saenger

On February 23, 2021, the Company entered into an employment agreement (the “Saenger Agreement”) with Mr. Bradley Saenger to serve as our Chief Financial Officer.  The base salary for Mr. Saenger under the Saenger Agreement was $502,944 per annum as of March 1, 2025.  The Saenger Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Employment Agreement with Jessica Morris

On February 23, 2021, the Company entered into an employment agreement (the “Morris Agreement”) with Ms. Jessica Morris to serve as our Chief Operating Officer.  The base salary for Ms. Morris under the Morris Agreement was $522,912 per annum as of March 1, 2025.  The Morris Agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term.

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

Directors Compensation Table

Each of our non-employee directors, other than the lead director, receives an annual cash retainer of $55,000; the retainer for the lead director is $75,000. In addition, during 2024, each of our non-employee directors received stock options to purchase shares of our common stock valued at $16,499 as determined by the Black Scholes method on the date of grant, which vest on the next annual meeting of stockholders. The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2024 for services to our Company.

Name	Cash Compensation ($)	Option Awards ($)(1)		Total ($)
Richard Bagger	$55,000	$16,499	(2)	$71,499
Margaret Smith Bell	$55,000	$16,499	(2)	$71,499
David Grange	$55,000	$16,499	(2)	$71,499
Adeoye Olukotun	$55,000	$16,499	(2)	$71,499
Newcomb Stillwell	$55,000	$16,499	(2)	$71,499
Carolyn Taylor	$55,000	$16,499	(2)	$71,499
James Treco (3)	$75,000	$16,499	(2)	$91,499
Total:	$405,000	$115,493		$520,493

(1)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. For the relevant assumptions used in determining these amounts, refer to Note 14 to our audited financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the stock option grant.
(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by the directors was 33.
(3)	Mr. Treco received additional cash compensation for serving as lead director.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2025:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Tonix Pharmaceuticals Holding Corp., 26 Main Street, Suite 101, Chatham, New Jersey 07928.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED(1)		PERCENTAGE OF COMMON STOCK (2)
Directors and Executive Officers
Seth Lederman	Common Stock	772	(3)	*
Jessica Morris	Common Stock	288	(4)	*
Bradley Saenger	Common Stock	273	(5)	*
Gregory Sullivan	Common Stock	312	(6)	*
Richard Bagger	Common Stock	42	(7)	*
Margaret Smith Bell	Common Stock	45	(8)	*
David Grange	Common Stock	45	(9)	*
Adeoye Olukotun	Common Stock	43	(10)	*
Newcomb Stillwell	Common Stock	41	(11)	*
Carolyn Taylor	Common Stock	41	(12)	*
James Treco	Common Stock	44	(13)	*
Officers and Directors as a Group (11 persons)	Common Stock	1,946	(14)	*	%

* Denotes less than 1%

(2) Percentage based upon 6,434,881 shares of common stock issued and outstanding as of March 14, 2025.

(3) Includes 765 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, 1 share of common stock owned by Lederman & Co, and 1 share owned through an IRA account. Seth Lederman, as the Managing Member of Lederman & Co has investment and voting control over the shares held by these entities.

(4) Includes 288 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(5) Includes 273 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Includes 312 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 42 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(8) Includes 45 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(9) Includes 45 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(10) Includes 43 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(11) Includes 41 shares of common stock underlying options and restricted stock units which are currently exercisable or vested or become exercisable within 60 days.

(12) Includes 41 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(13) Includes 44 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days

(14) Includes 1,939 shares of common stock underlying options which are currently exercisable or vested or become exercisable within 60 days, 1 share of common stock owned by Lederman & Co, and 1 share owned through an IRA account of Dr. Lederman.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, PCAOB ID: 274.

(1) Audit Fees

The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2024 and 2023, including review of our interim financial statements as well as registration statement filings with the SEC and comfort letters issued to underwriters were $648,375 and $522,533, respectively.

(2) Audit-Related Fees

We did not incur fees to our independent registered public accounting firm for audit related fees during the fiscal years ended December 31, 2024 and 2023.

(3) Tax Fees

We did not incur fees to our independent registered public accounting firm for tax services during the fiscal years ended December 31, 2024 and 2023.

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

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.03	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on November 14, 2019 and incorporated herein by reference.

4.04	Form of Warrant, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.05	Form of Warrant Agency Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 6, 2020 and incorporated herein by reference.

4.06	Description of Registrant’s Securities, filed herewith.

4.07	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 18, 2023 and incorporated herein by reference.

4.08	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.09	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.10	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.11	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.12	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.
4.13	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.
4.14	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 13, 2024, and incorporated herein by reference.
4.15	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2024 and incorporated herein by reference.
4.16	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.01	Tonix Pharmaceuticals Holding Corp. 2012 Amended and Restated Incentive Stock Option Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 000-54879), filed with the Commission on April 3, 2013.*

10.02	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Seth Lederman, dated February 11, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 14, 2014 and incorporated herein by reference.*

10.03	Tonix Pharmaceuticals Holding Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2014.*

10.04	Lease Amendment and Expansion Agreement, dated February 11, 2014, by and between 509 Madison Avenue Associates, L.P. and Tonix Pharmaceuticals, Inc., filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on February 27, 2015 and incorporated herein by reference.

10.05	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Gregory Sullivan, dated June 3, 2014, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 3, 2014 and incorporated herein by reference.*

10.06	Tonix Pharmaceuticals Holding Corp. 2016 Stock Incentive Plan, incorporated herein by reference to Annex A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 25, 2016.*

10.07	Tonix Pharmaceuticals Holding Corp. 2017 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on May 2, 2017.*

10.08	Tonix Pharmaceuticals Holding Corp. 2018 Equity Incentive Plan, incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on April 19, 2018.*

10.09	Purchase Agreement, dated October 18, 2018, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 24, 2018 and incorporated herein by reference.

10.10	Tonix Pharmaceuticals Holding Corp. 2019 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.11	Tonix Pharmaceuticals Holding Corp. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 18, 2019.*

10.12	License Agreement, dated May 20, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2019 and incorporated herein by reference.

10.13	Purchase Agreement, dated August 20, 2019, between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 23, 2019 and incorporated herein by reference.

10.14	Asset Purchase Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and TRImaran Pharma, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.15	First Amended and Restated Exclusive License Agreement, dated August 19, 2019, between Tonix Pharmaceuticals Holding Corp. and Wayne State University, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.16	Exclusive License Agreement, dated September 16, 2019, between Tonix Pharmaceuticals Holding Corp. and The Trustees of Columbia University in the City of New York, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2019 and incorporated herein by reference.

10.17	Tonix Pharmaceuticals Holding Corp. 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on December 13, 2019.*

10.18	Research Collaboration Agreement between Tonix Pharmaceutical, Inc. and Southern Research Institute, dated November 7, 2018, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2020 and incorporated herein by reference.

10.19	License Agreement, dated May 5, 2020, between Tonix Pharmaceuticals (Canada) Inc. and The Governors of the University of Alberta, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.†

10.20	Asset Purchase Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and Trigemina, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2020 and incorporated herein by reference.†

10.21	Amended and Restated Exclusive License Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.22	Assignment and Agreement, dated June 11, 2020, between Tonix Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.

10.23	Purchase and Sale Agreement, dated July 1, 2020, between Tonix Pharmaceuticals Holding Corp. and Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 10, 2020 and incorporated herein by reference.†

10.24	Real Property Purchase and Sale Agreement, dated October 14, 2020, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2020 and incorporated herein by reference. †

10.25	Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2020.*

10.26	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Jessica Morris, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.27	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Bradley Saenger, dated February 23, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 26, 2021 and incorporated herein by reference.*

10.28	Purchase and Sale Agreement, dated March 5, 2021, between Tonix Pharmaceuticals Holding Corp. and the Seller named therein, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 15, 2021 and incorporated herein by reference.†

10.29	License Agreement, dated April 14, 2021, between the Company and OyaGen, Inc., filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2021 and incorporated herein by reference.†

10.30	Purchase Agreement, dated May 14, 2021, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2021, and incorporated herein by reference.

10.31	Purchase and Sale Agreement, dated July 26, 2021, between the Company and Southern Research, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2021, and incorporated herein by reference.

10.32	Purchase Agreement, dated August 16, 2022, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 17, 2022, and incorporated herein by reference.

10.33	Tonix Pharmaceuticals Holding Corp. 2022 Employee Stock Purchase Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 18, 2022.*

10.34	Form of Securities Purchase Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.35	Form of Side Letter between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.36

Form of Registration Agreement between Tonix Pharmaceuticals Holding Corp. and the investors thereto, dated October 25, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022, and incorporated herein by reference.

10.37	Asset Purchase Agreement, dated as of June 23, 2023, by and among Upsher-Smith Laboratories, LLC, Tonix Medicines, Inc. and Tonix Pharmaceuticals Holding Corp., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 26, 2023, and incorporated herein by reference.

10.38	Transition Services Agreement, dated as of June 30, 2023, by and among Upsher-Smith Laboratories, LLC and Tonix Medicines Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 3, 2023, and incorporated herein by reference.

10.39	Placement Agent Agreement, dated July 27, 2023, among Tonix Pharmaceuticals Holding Corp., A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023, and incorporated herein by reference.

10.40	Placement Agent Agreement, dated September 28, 2023, among Tonix Pharmaceuticals Holding Corp., A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 29, 2023, and incorporated herein by reference.

10.41	Loan and Guaranty Agreement, dated as of December 8, 2023, by and among the Loan Parties, the Lenders and the JGB Agent, filed with the Commission on December 8, 2023, and incorporated herein by reference.

10.42

Placement Agent Agreement, dated December 20, 2023, between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.43	Placement Agent Agreement, dated March 28, 2024, between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024 and incorporated herein by reference.

10.44	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.45	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

10.46	Placement Agent Agreement, dated March 28, 2024, between Tonix Pharmaceuticals Holding Corp. and A.G.P./Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024 and incorporated herein by reference.

10.47	Placement Agency Agreement, dated June 12, 2024, between Tonix Pharmaceuticals Holding Corp. and Dawson James Securities Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 13, 2024, and incorporated herein by reference.

10.48

Warrant Agent Agreement, dated June 13, 2024, between Tonix Pharmaceuticals Holding Corp. and VStock Transfer, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 13, 2024 and incorporated herein by reference.

10.49	Placement Agency Agreement, dated June 27, 2024, between Tonix Pharmaceuticals Holding Corp. and Dawson James Securities Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2024 and incorporated herein by reference.

10.50

Warrant Agent Agreement, dated June 28, 2024, between Tonix Pharmaceuticals Holding Corp. and VStock Transfer, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2024 and incorporated herein by reference.

10.51	Placement Agency Agreement, dated July 9, 2024, between Tonix Pharmaceuticals Holding Corp. and Dawson James Securities Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.52

Warrant Agent Agreement, dated July 10, 2024, between Tonix Pharmaceuticals Holding Corp. and VStock Transfer, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.53	Form of Security Purchase Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.
10.54

Sales Agreement, dated July 30, 2024, between Tonix Pharmaceuticals Holding Corp. and A.G.P./ Alliance Global Partners, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 30, 2024 and incorporated herein by reference.

10.55	Pay-Off Letter, dated February 3, 2025, by and among the Loan Parties, the Lenders and the JGB Agent, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 3, 2025 and incorporated herein by reference.†

10.56	Base Agreement between Advanced Technology International (ATI) and Tonix Pharmaceuticals, Inc., dated July 17, 2023.

10.57	Project Agreement No. 1 by and between Advanced Technology International and Tonix Pharmaceuticals, Inc., dated June 28, 2024†.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 16, 2016, and incorporated herein by reference.

19.01	Tonix Pharmaceuticals Holding Corp. Insider Trading Policy, filed herewith.

21.01	List of Subsidiaries, filed herewith.

142

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.01	Tonix Pharmaceuticals Holding Corp. Compensation Recovery Policy, filed herewith.

101	The following materials from Tonix Pharmaceuticals Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

†	Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.
*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.

Date: March 18, 2025	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2025	By:	/s/ BRADLEY SAENGER
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

Name	Position	Date

/s/ SETH LEDERMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2025
Seth Lederman

/s/ BRADLEY SAENGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2025
Bradley Saenger

/s/ RICHARD BAGGER	Director	March 18, 2025
Richard Bagger

/s/ MARGARET SMITH BELL	Director	March 18, 2025
Margaret Smith Bell

/s/ DAVID GRANGE	Director	March 18, 2025
David Grange

/s/ ADEOYE OLUKOTUN	Director	March 18, 2025
Adeoye Olukotun
/s/ NEWCOMB STILLWELL	Director	March 18, 2025
Newcomb Stillwell

/s/ CAROLYN TAYLOR	Director	March 18, 2025
Carolyn Taylor
/s/ JAMES TRECO	Director	March 18, 2025
James Treco