Form 10-Q
period 2025-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2025-05-12
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 7,324,670 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$131,716	$98,776
Accounts receivable, net	3,312	3,683
Inventory	8,136	8,408
Prepaid expenses and other current assets	6,409	8,135
Total current assets	149,573	119,002

Property and equipment, net	41,766	42,252

Intangible assets, net	120	120
Operating lease right-to-use assets	501	565
Other non-current assets	910	951

Total assets	$192,870	$162,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,193	$4,546
Accrued expenses and other current liabilities	7,718	10,667
Term loan payable, short term	—	2,820
Lease liability, short term	235	274
Total current liabilities	12,146	18,307

Term loan payable, long term	—	4,667
Lease liability, long term	328	358

Total liabilities	12,474	23,332

Commitments (See Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares designated as of both March 31, 2025, and December 31, 2024; 0 shares issued and outstanding - as of both March 31, 2025 and December 31, 2024	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 6,877,816 and 4,385,929 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	7	4
Additional paid in capital	928,178	870,503
Accumulated deficit	(747,523)	(730,694)
Accumulated other comprehensive loss	(266)	(255)

Total stockholders’ equity	180,396	139,558

Total liabilities and stockholders’ equity	$192,870	$162,890

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
REVENUES:
Product revenue, net	$2,429	$2,482

COSTS AND EXPENSES:
Cost of sales	943	1,660
Research and development	7,436	12,863
General and administrative	10,104	9,310
Total operating expenses	18,483	23,833

Operating loss	(16,054)	(21,351)

Grant income	923	—
Gain on change in fair value of warrant liabilities	—	7,005
Loss on extinguishment of debt	(2,092)	—
Other income (expense), net	394	(593)

Net loss available to common stockholders	$(16,829)	$(14,939)

Net loss to common stockholders per common share, basic and diluted	$(2.84)	$(535.72)

Weighted average common shares outstanding, basic and diluted	5,927,231	27,886

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(16,829)	$(14,939)

Other comprehensive loss:
Foreign currency translation loss	(11)	(8)

Total other comprehensive loss	(11)	(8)

Comprehensive loss	$(16,840)	$(14,947)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2025
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2024	4,385,929	$4	$870,503	$(255)	$(730,694)	$139,558
Repurchase of common stock under share repurchase program, including transactional expenses of $8	(250,000)	—	(3,047)	—	—	(3,047)
Issuance of common stock under At-the-Market, net of transactional expenses of $2,182	2,741,887	3	59,840	—	—	59,843
Stock-based compensation	—	—	882	—	—	882
Foreign currency translation loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(16,829)	(16,829)
Balance, March 31, 2025	6,877,816	$7	$928,178	$(266)	$(747,523)	$180,396

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2023	20,926	$—	$706,415	$(232)	$(600,658)	$105,525
Issuance of common stock upon exercise of prefunded common warrants	4,701	—	—	—	—	—
Fair value of warrants reclassified from liabilities to equity	—	—	15,850	—	—	15,850
Employee stock purchase plan	21	—	23	—	—	23
Stock-based compensation	—	—	1,692	—	—	1,692
Foreign currency translation loss	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(14,939)	(14,939)
Balance, March 31, 2024	25,648	$—	$723,980	$(240)	$(615,597)	$108,143

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,829)	$(14,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	1,210
Amortization of debt discount	65	302
Change in fair value of warrant liabilities	—	(7,005)
Loss on extinguishment of debt	2,092	—
Stock-based compensation	882	1,692
Changes in operating assets and liabilities:
Accounts receivable, net	371	—
Prepaid expenses and other	(617)	(1,355)
Inventory	272	1,288
Accounts payable	(353)	2,976
Operating lease liabilities and ROU asset, net	(5)	2
Accrued expenses and other current liabilities	(2,950)	(1,746)
Net cash used in operating activities	(16,579)	(17,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(108)
Net cash used in investing activities	(6)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of term loan	(9,650)	(235)
Repurchase of common stock	(3,047)	—
Proceeds from ESPP	—	23
Proceeds, net of expenses of $2,270 and $0, from sale of common stock	62,230	—
Net cash provided by (used in) financing activities	49,533	(212)

Effect of currency rate change on cash	(9)	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash	32,939	(17,899)
Cash, cash equivalents and restricted cash beginning of the period	99,680	25,850

Cash, cash equivalents and restricted cash end of period	$132,619	$7,951

Supplemental disclosures of cash flow information:
Interest paid	$117	$—

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp. (“Tonix” or the “Company”), through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), is a fully integrated biopharmaceutical company focused on transforming therapies for pain management and vaccines for public health challenges.

Tonix’s priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) based on two statistically significant Phase 3 studies for the management of fibromyalgia and for which a Prescription Drug User Fee Act (“PDUFA”) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. In March 2025 the FDA guided that no Advisory Committee Meeting will be required for this NDA. The FDA has also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (“DoD”). Tonix is also developing TNX-1300 double-mutant cocaine esterase 200 mg, i.v. solution product as an antidote for cocaine. The Company discontinued enrollment and terminated the Phase 2 CATALYST study of TNX-1300 for the treatment of cocaine intoxication because enrollment in this emergency department-based study was slower than projected.   The Company is evaluating new study designs and new endpoints for further development of TNX-1300. The CATALYST study was not discontinued for safety or efficacy reasons. Tonix’s immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. Tonix’s infectious disease portfolio includes TNX-801, a vaccine in development to prevent mpox and smallpox, as well as TNX-4200 , a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. Tonix has a contract with the DoD’s Defense Threat Reduction Agency (“DTRA”) for up to $34 million over five years to develop TNX-4200. Tonix owns and operates a state-of-the art infectious disease research facility in Frederick, Md. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2025, the Company had working capital of approximately $137.4 million. At March 31, 2025, the Company had an accumulated deficit of approximately $747.5 million. The Company held cash and cash equivalents of approximately $131.7 million as of March 31, 2025.

The Company believes that its cash resources at March 31, 2025 and the net proceeds of $9.9 million, that it raised from equity offerings in the second quarter of 2025 (See Note 17), will meet its planned operating and capital expenditure requirements into the second quarter of 2026, but not beyond.

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

The condensed consolidated balance sheet as of December 31, 2024, contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025.

On February 5, 2025, the Company effected a 1-for-100 reverse stock split of its issued and outstanding shares of common stock. On June 10, 2024, the Company effected a 1-for-32 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for both reverse stock splits on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock splits for all periods presented. Authorized common and preferred stock were not adjusted because of the reverse stock splits.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

The Company has two products that each accounted for $2.0 million and $0.4 million, respectively, representing 100% of total revenues during the three months ended March 31, 2025. The Company has two products that each accounted for $1.9 million and $0.6 million, respectively, representing 100% of total revenues during the three months ended March 31, 2024.

As of March 31, 2025, accounts receivable from three customers accounted for 33%, 27%, and 22% of accounts receivable. As of December 31, 2024, accounts receivable from four customers accounted for 30%, 26%, 25%, and 9% of accounts receivable.

For the three months ended March 31, 2025, revenues from five customers accounted for 25%, 25%, 20%, 13% and 12% of net product revenues, respectively. For the three months ended March 31, 2024, revenues from five customers accounted for 22%, 21%, 21%, 20% and 14% of net product revenues, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2025, and March 31, 2024, cash equivalents, which consisted of money market funds, amounted to approximately $75.7 million and $24,000, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at both March 31, 2025, and December 31, 2024, of approximately $0.9 million collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 15) and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	March 31, 2025	March 31, 2024
	(in thousands)
Cash and cash equivalents	$131,716	$7,049
Restricted cash	903	902
Total	$132,619	$7,951

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

As of March 31, 2025 and December 31, 2024, the Company did not have an allowance for credit losses, as the Company’s exposure to credit losses is de minimis. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the quarters ended March 31, 2025, and 2024 was $0.5 million and $1.0 million, respectively. The Company’s property and equipment is located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consisted of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLC (“Upsher Smith”) consummated on June 30, 2023 (See Note 5). The acquired intangible assets were amortized using the straight-line method over the estimated useful lives of the respective assets. Amortization expense for the three months ended March 31, 2024 was $0.2 million. The Company recorded a full impairment of its developed technology assets during the second quarter of 2024, therefore there is no amortization for the three months ended March 31, 2025.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment, including property and equipment, finite-lived intangibles assets and operating lease right-to-use assets whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the three months ended March 31, 2025 and 2024, the Company believed that no impairment existed.

Goodwill

Goodwill represented the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill was reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company previously recognized goodwill in connection with the USL Acquisition consummated on June 30, 2023 (See Note 5).

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

Deferred financing costs

Deferred financing costs represent the cost of obtaining financing arrangements and are amortized over the term of the related debt agreement using the effective interest method. Deferred financing costs related to term debt arrangements are reflected as a direct reduction of the related debt liability on the condensed consolidated balance sheet. Amortization of deferred financing costs are included in interest expense on the consolidated statements of operations.

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

Product Returns - Consistent with industry practice, the Company offers customers a right to return any unused product. The customer’s right of return commences typically six months prior to product expiration date and ends one year after product expiration date. Products returned for expiration are reimbursed at current wholesale acquisition cost or indirect contract price. The Company estimates the amount of its product sales that may be returned by the Company’s customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates products returns as a percentage of sales to its customers. The rate is estimated by using historical sales information. Adjustments are made to the current provision for returns when data suggests product returns may differ from original estimates.

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

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. Included in Prepaid expenses and other current assets at March 31, 2024 is $0.3 million which was received in April 2024, and resulted in a reduction of research and development expense during the three months ended March 31, 2024. No funding was received during the three months ended March 31, 2025.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the three months ended March 31, 2025, $0.9 million was recognized in grant income related to the DTRA grant. As of March 31, 2025, all of the grant income, included above, was earned but not yet received and is presented in prepaid expenses and other current assets.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2025, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Derivative Instruments and Warrant Liabilities

The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives (See Note 16). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable.

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

Per Share Data

The computation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on date of issuance and are included in the basic earnings per share (“EPS”) calculation.

All warrants (See Note 14) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2025 and 2024, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of March 31, 2025, and 2024, are as follows:

	2025	2024
Warrants to purchase common stock	29,021	60,727
Options to purchase common stock	674,134	3,167
Totals	703,155	63,894

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on our financial statements.

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(in thousands)
Raw Materials	$2,654	$3,071
Work-in-process	664	213
Finished Goods	4,818	5,124
Total Inventory	$8,136	$8,408

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	305
Buildings	24,504	24,504
Office furniture and equipment	1,378	1,371
Laboratory equipment	12,124	12,124
Leasehold improvements	34	34
Property and equipment gross	46,356	46,349
Less: Accumulated depreciation and amortization	(4,590)	(4,097)
Property and equipment, net	$41,766	$42,252

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 31, 2025	December 31, 2024
	(in thousands)
Intangible assets subject to amortization
Developed technology	$—	$10,100
Less: Impairment charge	—	9,147
Less: Accumulated amortization	—	953
Total	$—	$—
Intangible assets not subject to amortization Internet domain rights	$120	$120
Total intangible assets, net	$120	$120

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

As of March 31, 2025, and December 31, 2024, the Company used Level 1 quoted prices in active markets to value cash equivalents of $75.7 million and $24,000, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2025. As of December 31, 2023, Level 3 liabilities included a portion of the Series D Warrants and all Series C Warrants issued in December 2023, which did not meet the criteria for equity classification due to insufficient authorized shares to settle the instruments and were therefore accounted for as liabilities at fair value. After the Company received stockholder approval to increase the number of authorized shares on January 25, 2024, the liability classified Series D Warrants and the Series C Warrants met all requirements for equity classification and, as a result, the Company reclassified them to equity as of January 25, 2024.

From December 31, 2023 to the reclassification date, the Company recognized a change in fair value resulting in a gain of $7.0 million related to the liability-classified warrants prior to meeting the criteria for equity classification. Changes in the fair value of the liability-classified warrants are recognized as a separate component in the consolidated statement of operations.

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets:	(in thousands)
Contract-related	$1,289	$881
Government grants	923	793
At-the-market receivable	—	2,387
Non-trade receivables	226	953
Debt interest and fees	—	180
Insurance	1,070	1,392
Other	2,901	1,549
	$6,409	$8,135

Accrued expenses and other current liabilities:
Contract-related	$1,934	$1,816
Compensation and compensation-related	1,121	4,496
Gross-to-net deductions	3,937	3,658
Professional fees and other	726	697
	$7,718	$10,667

NOTE 8 – DEBT FINANCING

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Term Loan	$—	$8,650
Less: current portion	—	(2,820)
Total long-term debt	—	5,830
Less: unamortized debt discount and deferred financing costs	—	(1,163)
Total long-term debt, net	$—	$4,667

On December 8, 2023, the Company entered into a Loan and Guaranty Agreement (the “Loan Agreement”) by and among the Company, Krele LLC, Tonix Pharmaceuticals, Inc., Jenner and Tonix R&D Center (collectively, the “Loan Parties”), with JGB Capital, LP, JGB Partners, LP, JGB (Cayman) Port Ellen Ltd., and any other lender from time to time party hereto (collectively, the “Lenders”), and JGB Collateral LLC, as administrative agent and collateral agent for the Lenders (in such capacity, “JGB Agent”) for a 36-month term loan (the “Term Loan”) in the aggregate principal amount of $11.0 million, with a maturity date of December 8, 2026 (the “Maturity Date”). The Term Loan was funded with an original issue discount of 9% of the principal amount of the Term Loan, or $1.0

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

million, which was amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

Borrowings under the Term Loan carried interest at a fluctuating rate equal to the greater of (i) the prime rate as defined in the Loan Agreement plus 3.5% and (ii) 12%. Interest was payable monthly in arrears commencing in December 2023. In connection with the Term Loan, the Company deposited into a reserve account $1.8 million to be used exclusively to fund interest payments related to the Term Loan. The remaining deposit as of December 31, 2024 totaled $0.2 million, which was reflected in Prepaid expenses and other current assets on the consolidated balance sheet.

Commencing on March 8, 2024 and continuing monthly through the Maturity Date, the outstanding principal was due and payable in monthly installments of $0.2 million, with the final remaining balance of unpaid principal and interest due and payable on the Maturity Date. In addition, the Company paid a monthly collateral monitoring charge equal to 0.23% of the outstanding principal amount of the term loan as of the date of payment. The Company incurred $1.1 million in issuance costs, which was amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

The Loan Agreement provided for voluntary prepayments of the Term Loan, in whole or in part, subject to a prepayment premium. The Term Loan was secured by first priority security interests in the Company’s R&D Center in Frederick, Maryland, the Advanced Development Center in North Dartmouth, Massachusetts, and substantially all of the relevant deposit accounts.

During the first quarter of 2025, the Company paid $9.6 million as a result of a pay-off of the above-mentioned loan. The pay-off amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement. In connection with the pay-off of the loan, the Company incurred a loss on extinguishment of the debt amounting to $2.1 million during the three months ended March 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three months ended March 31,
	2025	2024
Zembrace Symtouch	$2,026	$1,847
Tosymra	403	635
Total product revenues	$2,429	$2,482

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $5.1 million at March 31, 2025, $1.2 million of which was recorded as a reduction to accounts receivable and $3.9 million recorded as a component of accrued expenses. Our provision for gross-to-net allowances was $3.0 million at March 31, 2024, $0.6 million of which was recorded as a reduction to accounts receivable and $2.4 million recorded as a component of accrued expenses.

NOTE 11 – ASSET PURCHASE AGREEMENT WITH UPSHER-SMITH

On June 30, 2023, the Company completed the acquisition of certain assets from Upsher Smith related to Zembrace SymTouch (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra (sumatriptan nasal spray) 10 mg (“Tosymra”) products (such businesses collectively, the “Business”) and certain inventory related to the Business for an aggregate purchase price of approximately $26.5 million, including certain deferred payments (such transaction, the “USL Acquisition”). The Company paid the $3.0 million deferred payment to Upsher Smith in April 2024.

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

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

NOTE 12 – SALE AND PURCHASE OF COMMON STOCK

2024 At-the-Market Offerings

 On July 30, 2024, the Company entered into a Sales Agreement ( the “2024 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $250.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2024 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three months ended March 31, 2025, the Company sold approximately 2.7 million shares of common stock under the Sales Agreement for net proceeds of approximately $59.8 million. Subsequent to March 31, 2025, the Company sold 0.6 million shares of common stock under the Sales Agreement, for net proceeds of approximately $9.9 million.

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

The Company incurred expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. The Company received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

MARCH 31, 2025 AND 2024 (UNAUDITED)

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

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended March 31, 2025, the Company repurchased 250,000 of shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million. The repurchased shares were immediately retired.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

The Company repurchased the following capital stock:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total cost of repurchased shares (in thousands)	$3,047	$—

Shares repurchased	250,000	—

Weighted average price per share	$12.15	—

Subsequent to March 31, 2025, the Company repurchased 150,000 of shares of common stock under a 2024 share repurchase program at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million.

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

NOTE 13 – STOCK-BASED COMPENSATION

On May 1, 2020, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). On May 8, 2025, the Company's stockholders approved the addition of 1,000,000 shares to the Company's Amended and Restated 2020 Plan.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2025, there were 202,890 options available for future grants under the Amended and Restated 2020 Plan.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2025, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,865	$27,540,609	8.74		$—
Grants	670,291	8.71			6,143,629
Exercised	—	—
Forfeitures or expirations	(22)	1,211,637,627

Outstanding at March 31, 2025	674,134	$116,553	9.90		$6,144,314
Exercisable at March 31, 2025	1,784	$37,604,586	8.10	$

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2025 and 2024 was $7.55 and $1,056.00 per share, respectively.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2025, and 2024 were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	4.21%	4.23% to 5.33%
Expected term of option	6.00 years	5.25 to 6.00 years
Expected stock price volatility	149.34%	111.89% to 137.79%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $0.9 million, of which $0.6 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the three months ended March 31, 2025.

Stock-based compensation expense relating to options granted of $1.7 million, of which $1.2 million and $0.5 million, related to General and Administration and Research and Development, respectively was recognized for the three months ended March 31, 2024.

As of March 31, 2025, the Company had approximately $7.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.26 years.

Employee Stock Purchase Plans

On May 5, 2023, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan. (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by the Company’s stockholders on May 8, 2025.

The 2025 ESPP allows eligible employees to purchase up to an aggregate of 2,000,000 shares of the Company's common stock. Under the 2025 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company's common stock at the end of the offering period. Each offering period under the 2025 ESPP is for six months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2025 ESPP, subject to the statutory limit under the Code.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company's common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company's common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2025, 159 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the three months ended March 31, 2025 and 2024, $0 and $27,000, respectively, was expensed. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1,056.00	4,585	April 2029
$1,056.00	2,782	April 2029
$1,056.00	2,172	April 2029
$1,056.00	10,884	April 2029
$1,056.00	2,782	April 2025
$1,600.00	36	October 2028
$2,720.00	5,758	December 2028
$3,200.00	22	August 2028
	29,021

During the three months ended March 31, 2025, 10,884, 5,758 (as the Company received FDA acceptance of our NDA filing), and 1 warrants with an exercise price of $1,056, $1,776 and $364,800, respectively, expired.

During the three months ended March 31, 2024, 4,701 prefunded common warrants were exercised.

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2025, the Company has right-of-use assets of $0.5 million and a total lease liability for operating leases of $0.5 million of which $0.3 million is included in long-term lease liabilities and $0.2 million is included in current lease liabilities.

At March 31, 2025, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$223
2026	142
2027	139
2028	100
2029	7
611
Included interest	(48)
$563

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024 (UNAUDITED)

No new leases or amendments were entered into during the three months ended March 31, 2025 and 2024.

Operating lease expenses were $0.1 for both the quarters ended March 31, 2025, and 2024.

Other information related to leases is as follows:

	As of and for the
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases (in thousands)	$71	$74

Weighted Average Remaining Lease Term
Operating leases	2.97 years	3.60 years

Weighted Average Discount Rate
Operating leases	5.07%	4.62%

NOTE 16 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $21.3 million at March 31, 2025 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, and the Company is also required to make a contribution equal to three percent of each participant’s salary, on an annual basis, subject to limitations under the Code. For the three months ended March 31, 2025 and 2024, the Company charged operations $0.2 million and $0.3 million, respectively for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company sold 0.6 million shares of common stock under the Sales Agreement, for net proceeds of approximately $9.9 million.

Subsequent to March 31, 2025, the Company repurchased 150,000 of shares of common stock under a 2024 share repurchase program at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million.

On May 8, 2025, the Company's stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2025 ESPP.

On May 8, 2025, the Company's stockholders approved the addition of 1,000,000 shares to the Company's Amended and Restated 2020 Plan.

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

Business Overview

We are a fully-integrated biopharmaceutical company focused on developing, licensing and commercializing therapeutics to treat and prevent human disease and alleviate suffering. Tonix’s development portfolio is focused on central nervous system (“CNS”) disorders. Our priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) based on two statistically significant Phase 3 studies for the management of fibromyalgia and for which a Prescription Drug User Fee Act (“PDUFA”) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. In March 2025 the FDA guided that no Advisory Committee Meeting will be required for this NDA. The FDA has also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (“DoD”). We are also developing TNX-1300 double-mutant cocaine esterase 200 mg, i.v. solution product as an antidote for cocaine. We discontinued enrollment and terminated the Phase 2 CATALYST study of TNX-1300 for the treatment of cocaine intoxication because enrollment in this emergency department-based study was slower than projected.   We are evaluating new study designs and new endpoints for further development of TNX-1300. The CATALYST study was not discontinued for safety or efficacy reasons. Our immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. Our infectious disease portfolio includes TNX-801, a vaccine in development to prevent mpox and smallpox, as well as TNX-4200, a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of infections to improve the medical readiness of military personnel in biological threat environments. We have a contract with the DoD’s Defense Threat Reduction Agency (“DTRA”) for up to $34 million over five years to develop TNX-4200. We own and operate a state-of-the art infectious disease research facility in Frederick, Md. Tonix Medicines, our commercial subsidiary, markets Zembrace® SymTouch® (sumatriptan injection) 3 mg and Tosymra® (sumatriptan nasal spray) 10 mg for the treatment of acute migraine with or without aura in adults.

All of our product candidates are investigational new drugs or biologics and have not been approved for any indication.

Tonmya has been conditionally accepted by the U.S. Food and Drug Administration (FDA) as the tradename for TNX-102 SL for the management of fibromyalgia. Tonmya has not been approved for any indication.

Zembrace, SymTouch and Tosymra are registered trademarks of Tonix Medicines. All other marks are the property of their respective owners.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
REVENUE
Product revenue, net	$2,429	$2,482

COSTS AND EXPENSES:
Cost of sales	$943	$1,660
Research and development	7,436	12,863
General and administrative	10,104	9,310
Total operating expenses	18,483	23,833
Operating loss	(16,054)	(21,351)
Grant income	923	—
Gain on change in fair value of warrant liabilities	—	7,005
Loss on extinguishment of debt	(2,092)	—
Other income (expense), net	394	(593)
Net loss	$(16,829)	$(14,939)

Revenues.  Revenue recognized for the three months ended March 31, 2025 and 2024, was $2.4 million and $2.5 million, respectively.

The Company’s net product revenues are summarized below:

	Three months ended March 31,
	2025	2024
Zembrace Symtouch	$2,026	$1,847
Tosymra	403	635
Total product revenues	$2,429	$2,482

Cost of Sales.  Cost of sales recognized for the three months ended March 31, 2025 and 2024, was $0.9 million and $1.7 million, respectively. The decrease is predominantly due to a step-up charge as part of the purchase price allocation. We were amortizing monthly based on units sold which ended in 2024.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025, were $7.4 million, a decrease of $5.5 million, or 43%, from $12.9 million for the three months ended March 31, 2024. The decrease is predominately due to decreased clinical expenses of $2.2 million, non-clinical expenses of $0.5 million, and manufacturing expenses of $0.2 million as a result of fewer trials in the clinic and pipeline prioritization period over period, employee-related expenses of $1.5 million and building related expenses of $1.1 million, due to a reduction in expenditures predominately as a result of the decommission of the ADC and reduction in force earlier in 2024.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2025, and 2024.

	March 31,
	(in thousands)
	2025	2024	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$1,034	$1,716	$(682)
Direct expenses – TNX - 601 ER	36	528	(492)
Direct expenses – TNX - 801	319	555	(236)
Direct expenses – TNX - 1300	118	556	(438)
Direct expenses – TNX - 1500	382	790	(408)
Direct expenses – TNX - 1900	136	491	(355)
Direct expenses – TNX - 4200	131	–	131
Direct expenses – Other programs	168	626	(458)
Internal staffing, overhead and other	5,112	7,601	(2,489)
Total research & development	$7,436	$12,863	$(5,427)

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

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025, were $10.1 million, an increase of $0.8 million, or 9%, from $9.3 million incurred in the three months ended March 31, 2024. The increase is primarily due to an increase in sales and marketing of $1.3 million, offset by a decrease in employee related expenses of $0.3 million, due to a reduction in expenditures predominately as a result of the reduction in force earlier in 2024.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2025, was $16.8 million, compared to a net loss of $14.9 million for the three months ended March 31, 2024, an increase of $1.9 million or 13%. The increase in loss is predominately due to the loss incurred on the extinguishment of the debt.

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

Liquidity and Capital Resources

As of March 31, 2025, we had working capital of $137.4 million, comprised primarily of cash and cash equivalents of $131.7 million, accounts receivable, net of $3.3 million, inventory, net of $8.1 million, and prepaid expenses and other of $6.4 million, offset by $4.2 million of accounts payable, $7.7 million of accrued expenses and other current liabilities, and $0.2 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, and accruals for gross to net deductions related to our commercial products.

The following table provides a summary of operating, investing and financing cash flows for the quarters ended March 31, 2025, and 2024, respectively (in thousands):

	March 31,
	2025	2024
Net cash used in operating activities	$(16,579)	$(17,575)
Net cash used in investing activities	(6)	(108)
Net cash provided by (used in) financing activities	49,533	(212)

For the three months ended March 31, 2025, and 2024, we used approximately $16.6 million and $17.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from a decrease in research and development activities. For the three months ended March 31, 2025, net cash provided by financing activities were $49.5 million, predominately from the proceeds from the sale of our common stock of $62.2 million, offset by the repayment of the term loan of $9.7 million and repurchase of our common stock of $3.0 million. For the three months ended March 31, 2024, net cash used by financing activities were $0.2 million, predominately from the repayment of the term loan. Cash used by investing activities for the three months ended March 31, 2025, and 2024, was $6,000 and $0.1 million respectively, related to the purchase of property and equipment. The decrease is predominately due to less property and equipment purchases.

We believe that our cash resources at March 31, 2025 and the net proceeds of $9.9 million that we raised from equity offerings in the second quarter of 2025 (See Note 17) will meet our planned operating and capital expenditure requirements into the second quarter of 2026, but not beyond.

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

2024 At-the-Market Offering

On July 30, 2024, we entered into a Sales Agreement with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $250.0 million in the ATM. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three months ended March 31, 2025, we sold approximately 2.7 million shares of common stock under the Sales Agreement, for net proceeds of approximately $59.8 million. Subsequent to March 31, 2025, we sold 0.6 million shares of common stock under the Sales Agreement, for net proceeds of approximately $9.9 million.

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

We incurred expenses of approximately $0.5 million, including placement agent fees of approximately $0.3 million. We received net proceeds of approximately $3.9 million, after deducting the underwriting discount and other offering expenses.

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

Share Repurchase Program

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended March 31, 2025, the Company repurchased 250,000 of shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million.

Subsequent to March 31, 2025, the Company repurchased 150,000 of shares of common stock under a 2024 share repurchase program at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million.

The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors and the share repurchase program may be discontinued or suspended at any time. Repurchases will be made in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and certain other legal requirements to which the Company may be subject. Repurchases may be made, in part, under a Rule 10b5-1 plan, which allows stock repurchases when the Company might otherwise be precluded from doing so.

Stock Compensation

Stock Incentive Plans

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2025, there were 202,890 options available for future grants under the Amended and Restated 2020 Plan.

On May 8, 2025, the Company's stockholders approved the addition of 1,000,000 shares to the Company's Amended and Restated 2020 Plan.

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

The weighted average fair value of options granted for the three-month periods ended March 31, 2025 and 2024 was $7.55 and $1,056.00 per share, respectively.

Stock-based compensation expense relating to options granted of $0.9 million, of which $0.6 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the three months ended March 31, 2025.

Stock-based compensation expense relating to options granted of $1.7 million, of which $1.2 million and $0.5 million, related to General and Administration and Research and Development, respectively was recognized for the three months ended March 31, 2024.

As of March 31, 2025, we had approximately $7.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.26 years.

Employee Stock Purchase Plan

On May 5, 2023, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan. (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 8, 2025.

The 2025 ESPP allows eligible employees to purchase up to an aggregate of 2,000,000 shares of the Company's common stock. Under the 2025 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company's common stock at the end of the offering period. Each offering period under the 2025 ESPP is for six months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2025 ESPP, subject to the statutory limit under the Code.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2025, 159 shares were available for future sales under the 2023 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the three months ended March 31, 2025, and 2024, $0 and $27,000, respectively, was expensed. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued.

 Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $21.3 million at March 31, 2025 for future work to be performed.

Operating leases

At March 31, 2025, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$223
2026	142
2027	139
2028	100
2029	7
611
Included interest	(48)
$563

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

We estimate our research and development accrued expenses. Our clinical trial accrual process is designed to account for expenses resulting from our obligations under contracts with vendors, consultants and clinical research organizations and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We account for trial expenses according to the progress of the trial as measured by participant progression and the timing of various aspects of the trial. We determine accrual estimates that take into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals and prepaid assets are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 2(c).	Purchases of Equity Securities

The following table shows the activity related to our share repurchase program for the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
September 2024 Program
January 1 through January 31, 2025	—	$—	—	$—
February 1 through February 28, 2025	—	—	—	—
March 1 through March 31, 2025	250,000	12.15	250,000	$6,961,325
First Quarter Total	250,000	$12.15	250,000	$6,961,325

(1)   On September 6, 2024, the Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.07	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 18, 2023 and incorporated herein by reference.

4.08	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.09	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.10	Form of Series C Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.11	Form of Series D Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.12	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.
4.13	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.
4.14	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 13, 2024, and incorporated herein by reference.
4.15	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2024 and incorporated herein by reference.
4.16	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.1

Pay-Off Letter, dated February 3, 2025, by and among the Loan Parties, the Lenders and the JGB Agent, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 3, 2025 and incorporated herein by reference.

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

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: May 12, 2025	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)