Form 10-Q
period 2025-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2025-08-11
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 11, 2025, there were 8,765,896 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts) (unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$125,331	$98,776
Accounts receivable, net	2,320	3,683
Inventory	5,986	8,408
Prepaid expenses and other current assets	9,898	8,135
Total current assets	143,535	119,002

Property and equipment, net	42,335	42,252

Intangible assets, net	120	120
Operating lease right-to-use assets	438	565
Other non-current assets	931	951

Total assets	$187,359	$162,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,783	$4,546
Accrued expenses and other current liabilities	11,083	10,667
Term loan payable, short term	—	2,820
Lease liability, short term	195	274
Total current liabilities	19,061	18,307

Term loan payable, long term	—	4,667
Lease liability, long term	297	358

Total liabilities	19,358	23,332

Commitments (See Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares designated as of both June 30, 2025, and December 31, 2024; 0 shares issued and outstanding - as of both June 30, 2025 and December 31, 2024	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 7,546,276 and 4,385,929 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	8	4
Additional paid in capital	944,058	870,503
Accumulated deficit	(775,795)	(730,694)
Accumulated other comprehensive loss	(270)	(255)

Total stockholders’ equity	168,001	139,558

Total liabilities and stockholders’ equity	$187,359	$162,890

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
Product revenue, net	$1,998	$2,208	$4,427	$4,690
COSTS AND EXPENSES:
Cost of revenue	3,272	3,367	4,215	5,027
Research and development	10,820	9,698	18,256	22,561
Selling, general and administrative	16,202	7,502	26,306	16,812
Asset impairment charges	–	58,957	–	58,957
	30,294	79,524	48,777	103,357

Operating loss	(28,296)	(77,316)	(44,350)	(98,667)

Grant income	1,036	–	1,959	–
(Loss) gain on change in fair value of warrant liabilities	–	(855)	–	6,150
Loss on extinguishment of debt	–	–	(2,092)	–
Interest income, net	943	1	1,571	3
Other expense, net	(1,955)	(606)	(2,189)	(1,201)

Net loss available to common stockholders	$(28,272)	$(78,776)	$(45,101)	$(93,715)

Net loss per common share, basic and diluted	$(3.86)	$(1,920.85)	$(6.80)	$(2,720.40)

Weighted average common shares outstanding, basic and diluted	7,327,257	41,011	6,631,111	34,449

See the accompanying notes to the condensed consolidated financial statements

2

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(28,272)	$(78,776)	$(45,101)	$(93,715)

Other comprehensive loss:
Foreign currency translation loss	(4)	(3)	(15)	(11)

Comprehensive loss	$(28,276)	$(78,779)	$(45,116)	$(93,726)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2024	4,385,929	$4	$870,503	$(255)	$(730,694)	$139,558
Repurchase of common stock under share repurchase program including transactional expenses of $8	(250,000)	—	(3,047)	—	—	(3,047)
Issuance of common stock under At-the-Market, net of transactional expenses of $2,182	2,741,887	3	59,840	—	—	59,843
Stock-based compensation	—	—	882	—	—	882
Foreign currency transaction gain	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(16,829)	(16,829)
Balance, March 31, 2025	6,877,816	7	928,178	(266)	(747,523)	180,396
Repurchase of common stock under share repurchase program including transactional expenses of $5	(150,000)	—	(2,902)	—	—	(2,902)
Issuance of common stock under At-the-Market, net of transactional expenses of $487	769,752	1	15,522	—	—	15,523
Issuance of common stock for 2025 Lincoln Park Transaction commitment shares	48,708	—	1,837	—	—	1,837
Stock-based compensation	—	—	1,423	—	—	1,423
Foreign currency transaction gain	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(28,272)	(28,272)
Balance, June 30, 2025	7,546,276	$8	$944,058	$(270)	$(775,795)	$168,001

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2023	20,926	$—	$706,415	$(232)	$(600,658)	$105,525
Issuance of common stock upon exercise of prefunded common warrants	4,701	—	—	—	—	—
Fair value of warrants reclassified from liabilities to equity	—	—	15,850	—	—	15,850
Employee stock purchase plan	21	—	23	—	—	23
Stock-based compensation	—	—	1,692	—	—	1,692
Foreign currency transaction gain	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(14,939)	(14,939)
Balance, March 31, 2024	25,648	—	723,980	(240)	(615,597)	108,143
Issuance of common stock, net of transactional expenses of $1,704	43,699	—	10,730	—	—	10,730
Issuance of common stock upon exercise of prefunded common warrants	29,140	—	—	—	—	—
Fair value of warrants reclassified from equity to liabilities	—	—	(9,977)	—	—	(9,977)
Fair value of warrants reclassified from liabilities to equity	—	—	10,832	—	—	10,832
Stock-based compensation	—	—	1,154	—	—	1,154
Foreign currency transaction gain	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(78,776)	(78,776)
Balance, June 30, 2024	98,487	$—	$736,719	$(243)	$(694,373)	$42,103

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,101)	$(93,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	976	2,415
Asset impairment charges	—	58,957
Change in fair value of warrant liabilities	—	(6,150)
Inventory write-off	2,280	1,738
Amortization of debt discount	65	431
Loss on extinguishment of debt	2,092	—
Stock-based compensation	2,305	2,846
Issuance costs from derivative instruments	1,837	—
Changes in operating assets and liabilities:
Accounts receivable	1,363	(3,339)
Inventory	142	2,444
Prepaid expenses and other current assets	(483)	1,011
Accounts payable	2,711	6,703
Lease liabilities and ROU asset, net	(12)	(2)
Accrued expenses and other current liabilities	413	(833)
Net cash used in operating activities	(31,412)	(27,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note	(2,012)	—
Purchase of property and equipment	(533)	(108)
Net cash used in investing activities	(2,545)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of a business	—	(3,000)
Repurchase of common stock	(5,949)	—
Proceeds from ESPP	—	23
Payment of term loan	(9,650)	(940)
Proceeds, net of $2,757 and $1,704 expenses, from sale of common stock and warrants	76,125	10,730
Net cash provided by financing activities	60,526	6,813

Effect of currency rate change on cash	(13)	(3)

Net increase (decrease) in cash, cash equivalents and restricted cash	26,556	(20,792)
Cash, cash equivalents and restricted cash beginning of the period	99,680	25,850

Cash, cash equivalents and restricted cash end of period	$126,236	$5,058

Supplemental disclosures of cash flow information:
Interest paid	$117	$653
Non-cash financing and investing activities:
Issuance costs from derivative instruments	$1,837	—
Net ATM proceeds received after quarter-end	$1,629	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$526	$106

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals Holding Corp. (“Tonix” or the “Company”), through its wholly owned subsidiary Tonix Pharmaceuticals, Inc. (“Tonix Sub”), and its wholly owned commercial subsidiary Tonix Medicines (“Tonix Medicines”), is a fully- integrated biotechnology company focused on transforming therapies for pain management and vaccines for public health challenges.

Tonix’s priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which a Prescription Drug User Fee Act (“PDUFA”) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. A New Drug Application (“NDA”) for TNX-102 SL was submitted to the U.S. Food and Drug Administration (“FDA”) based on two statistically significant Phase 3 studies for the management of fibromyalgia. In March 2025 the FDA guided that no Advisory Committee Meeting will be required for this NDA. The FDA had also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia which indicates that the FDA views fibromyalgia as a serious condition that remains an unmet medical need. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder (ASR/ASD) under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (“DoD”). The first patient was enrolled in the ASD/ASR study in May 2025 and topline results are expected in the second half of 2026.

Tonix’s immunology and immune-oncology pipeline consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. In February 2025, Tonix announced positive topline results from a Phase 1 trial of TNX-1500 which supported proceeding to develop a Phase 2 trial for the prevention of kidney transplant rejection. TNX-1700 is a stabilized recombinant version of Trefoil Factor 2 (TFF2) and is in the preclinical stages of development to treat gastric and colorectal cancers.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2025, the Company had working capital of approximately $124.5 million. At June 30, 2025, the Company had an accumulated deficit of approximately $775.8 million. The Company held cash and cash equivalents of approximately $125.3 million as of June 30, 2025.

The Company believes that its cash resources at June 30, 2025 and the net proceeds of $51.5 million that it received from equity offerings in the third quarter of 2025 (See Note 17), will meet its planned operating and capital expenditure requirements into the third quarter of 2026.

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

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statements of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statements of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

The Company has two products that each accounted for more than 10% of total revenues during the three and six months ended June 30, 2025, and 2024. These products collectively accounted for 100% of revenues during the three and six months ended June 30, 2025, and 2024.

As of June 30, 2025, accounts receivable from four customers accounted for 26%, 23%, 21%, and 21% of total accounts receivable. For the three months ended June 30, 2025, revenues from five customers accounted for 30%, 19%, 17%, 17% and 15% of net product revenues, respectively. For the six months ended June 30, 2025, revenues from five customers accounted for 22%, 21%, 21%, 18% and 14% of net product revenues, respectively. For the three months ended June 30, 2024, revenues from five customers accounted for 27%, 26%, 23%, 18% and 5% of net product revenues, respectively. For the six months ended June 30, 2024, revenues from five customers accounted for 24%, 24%, 22%, 16% and 13% of net product revenues, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2025, and June 30, 2024, cash equivalents, which consisted of money market funds and other cash equivalents, amounted to approximately $101.5 million and $24,000, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at both June 30, 2025, and December 31, 2024, of approximately $0.9 million collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey (see Note 15) and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	June 30, 2025	June 30, 2024
	(in thousands)
Cash and cash equivalents	$125,331	$4,156
Restricted cash	905	902
Total	$126,236	$5,058

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

As of June 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses, as the Company’s exposure to credit losses is de minimis. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, and receivables. We attempt to minimize the risks related to cash and cash equivalents by investing in money market accounts, and we have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the variety of customers using our products, as well as their dispersion across different geographic areas.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business.

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the weighted average cost method. Acquired inventory was valued at estimated selling price less a reasonable margin. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. During the three months ended June 30, 2025 and 2024, the Company recorded write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million and $1.7 million, respectively, based on an assessment of inventory on hand and projected sales. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the three months ended June 30, 2025, and 2024 was $0.5 million and $0.9 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2025, and 2024 was $1.0 million and $1.9 million, respectively. The Company’s property and equipment is located in the United States.

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

Amortization expense for the three and six months ended June 30, 2024, was $0.2 million and $0.5 million, respectively. The Company recorded a full impairment of its developed technology assets during the second quarter of 2024, therefore there is no amortization for the three and six months ended June 30, 2025.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment, including property and equipment, finite-lived intangibles assets and operating lease right-to-use assets whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the six months ended June 30, 2025, the Company concluded that no impairment existed.

During the three months ended June 30, 2024, the Company identified certain triggering events related to its decommissioned Advance Development Center in Dartmouth, Massachusetts (“ADC”). The Company determined that the carrying value of the ADC was not recoverable and that the carrying value exceeded its fair value. As such, the Company recorded a non-cash impairment charge of $48.8 million, which is reflected in asset impairment charges in the consolidated statements of operations for the three and six months ended June 30, 2024.

Additionally, due to a sustained decline in revenues and continued delays in building out the sales team for its commercialized products, the Company also tested its commercialized products asset group for recoverability as of June 30, 2024. The Company determined that the carrying value was not recoverable and therefore estimated the fair value of the asset group using a discounted cash flow analysis. As the carrying value of the asset group significantly exceeded its fair value, the Company recorded a full non-cash impairment charge of $9.2 million, consisting of $6.2 million and $3.0 million for the Zembrace and Tosymra developed technology intangible assets, respectively, which is reflected in asset impairment charges in the consolidated statements of operations for the three and six months ended June 30, 2024.

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

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. During the three and six months ended June 30, 2025, the Company recorded $0.6 million in funding as a reduction of related research and development expense, of which all is included in prepaid expenses and other current assets. During the three and six months ended June 30, 2024, the Company received $0.2 million and $0.5 million, respectively, in funding as a reduction of related research and development expense.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the three and six months ended June 30, 2025, $1.1 million and $2.0 million, respectively, was recognized in grant income related to the DTRA grant. As of June 30, 2025, $0.7 million of the grant income, included above, was earned but not yet received and is presented in prepaid expenses and other current assets. No grant income was received during the three and six months ended June 30, 2024.

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

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2025, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States.  The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.  The Company is currently assessing the impact on its condensed consolidated financial statements.

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

The classification of derivative instruments is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified. During the three and six months ended June 30, 2025, the Company recorded $2.0 million in issuance costs related to the equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”). These costs were expensed, and are included in other expense, net on the condensed consolidated statement of operations, as the equity line qualified as a derivative instrument.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of Common Stock in the future (“purchased put right”) considering the guidance in ASC 815-40, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). The Company has analyzed the terms of the purchased put right and has concluded that it had insignificant value as of June 30, 2025.

Per Share Data

The computation of basic and diluted loss per share for the quarters ended June 30, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

All warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. Prefunded warrants are assumed exercised on date of issuance and are included in the basic EPS calculation. No income was allocated to the warrants for the three and six months ended June 30, 2025, and 2024, as results of operations were a loss for the periods.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of June 30, 2025 and 2024, are as follows:

	2025	2024
Warrants to purchase common stock	26,239	105,330
Options to purchase common stock	1,153,871	3,447
Totals	1,180,110	108,777

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(in thousands)
Raw Materials	$2,345	$3,071
Work-in-process	1,270	213
Finished Goods	2,371	5,124
Total Inventory	$5,986	$8,408

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	305
Buildings	24,504	24,504
Office furniture and equipment	1,443	1,371
Laboratory equipment	13,111	12,124
Leasehold improvements	34	34
Property and equipment gross	47,408	46,349
Less: Accumulated depreciation and amortization	(5,073)	(4,097)
Property and equipment, net	$42,335	$42,252

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 30, 2025	December 31, 2024
	(in thousands)
Intangible assets subject to amortization
Developed technology	$—	$10,100
Less: Impairment charge	—	9,147
Less: Accumulated amortization	—	953
Total	$—	$—
Intangible assets not subject to amortization Internet domain rights	$120	$120
Total intangible assets, net	$120	$120

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

As of June 30, 2025, and December 31, 2024, the Company used Level 1 quoted prices in active markets to value cash equivalents of $101.5 million and $24,000, respectively. The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2025. The Company received stockholder approval to increase the number of authorized shares on January 25, 2024, at which time previous liability classified Series D Warrants and the Series C Warrants met all requirements for equity classification, and, as a result, the Company reclassified them to equity as of January 25, 2024.

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

The following table summarizes the range of significant assumptions used in determining the fair value of liability-classified warrants on the respective reclassification dates for the three and six months ended June 30, 2024:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Common stock price	$6.080	$6.080 - 9.888
Risk-free rate	4.39% - 5.37%	4.01% - 5.37%
Expected term (in years)	0.86 - 5.00	0.86 - 5.00
Expected volatility	105.00% - 120.00%	105.00% - 120.00%
Discount for lack of marketability	N/A	N/A

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

For the three and six months ended June 30, 2024, the Company recognized a change in fair value resulting in a loss of $0.9 million and gain of $6.2 million, respectively, related to the liability-classified warrants prior to meeting the criteria for equity classification.

There were no liability-classified warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three or six months ended June 30, 2025. Changes in the fair value of the liability-classified warrants are recognized as a separate component in the consolidated statement of operations.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets:	(in thousands)
Contract-related	$1,898	$881
Government grants	1,309	793
At-the-market receivable	1,629	2,387
Non-trade receivables	2,025	953
Debt interest and fees	—	180
Insurance	686	1,392
Other	2,351	1,549
	$9,898	$8,135

Accrued expenses and other current liabilities:
Contract-related	$3,007	$1,816
Compensation and compensation-related	1,332	4,496
Gross-to-net deductions	5,343	3,658
Professional fees and other	1,401	697
	$11,083	$10,667

NOTE 8 – DEBT FINANCING

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
Term Loan	$—	$8,650
Less: current portion	—	(2,820)
Total long-term debt	—	5,830
Less: unamortized debt discount and deferred financing costs	—	(1,163)
Total long-term debt, net	$—	$4,667

 On December 8, 2023, the Company entered into a Loan and Guaranty Agreement (the “Loan Agreement”) by and among the Company, Krele LLC, Tonix Pharmaceuticals, Inc., Jenner and Tonix R&D Center (collectively, the “Loan Parties”), with JGB Capital, LP, JGB Partners, LP, JGB (Cayman) Port Ellen Ltd., and any other lender from time to time party hereto (collectively, the “Lenders”), and JGB Collateral LLC, as administrative agent and collateral agent for the Lenders (in such capacity, “JGB Agent”) for a 36-month term loan (the “Term Loan”) in the aggregate principal amount of $11.0 million, with a maturity date of December 8, 2026 (the “Maturity Date”). The Term Loan was funded with an original issue discount of 9% of the principal amount of the Term Loan, or $1.0 million, which was amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

During the first quarter of 2025, the Company paid $9.6 million as a result of a pay-off of the above-mentioned loan. The pay-off amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement. In connection with the pay-off of the loan, the Company incurred a loss on extinguishment of the debt amounting to $0 and $2.1 million, respectively, during the three and six months ended June 30, 2025.

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

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three months ended June 30,
	2025	2024
Zembrace Symtouch	$1,570	$1,727
Tosymra	428	481
Total product revenues	$1,998	$2,208

	Six months ended June 30,
	2025	2024
Zembrace Symtouch	$3,596	$3,574
Tosymra	831	1,116
Total product revenues	$4,427	$4,690

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

Our provision for gross-to-net allowances was $5.8 million at June 30, 2025, $0.5 million of which was recorded as a reduction to accounts receivable and $5.3 million recorded as a component of accrued expenses. Our provision for gross-to-net allowances was $4.3 million at June 30, 2024, $0.6 million of which was recorded as a reduction to accounts receivable and $3.7 million recorded as a component of accrued expenses.

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

NOTE 12 – SALE AND PURCHASE OF COMMON STOCK

2025 Lincoln Park Transaction

On June 11, 2025, the Company entered into a purchase agreement (the “2025 Purchase Agreement”) and a registration rights agreement (the “2025 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2025 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $75,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2025 Purchase Agreement. Pursuant to the terms of the 2025 Registration Rights Agreement, the Company filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2025 Purchase Agreement.

Pursuant to the terms of the 2025 Purchase Agreement, at the time the Company signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, the Company issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the condensed consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the second quarter ending June 30, 2025, under the 2025 Purchase Agreement.

The Company evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of June 30, 2025.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

2025 At-the-Market Offerings

 On June 11, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. No shares were sold during the quarter ended June 30, 2025 under the 2025 Sales Agreement. Subsequent to June 30, 2025, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $12.3 million.

2024 At-the-Market Offerings

 On July 30, 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”), with AGP pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $250.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2024 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and six months ended June 30, 2025, the Company sold approximately 0.8 million and 3.5 million shares, respectively, of common stock under the Sales Agreement for net proceeds of approximately $15.5 million and $75.4 million, respectively. Subsequent to June 30, 2025, the Company sold 0.9 million shares of common stock under the Sales Agreement, for net proceeds of approximately $37.5 million. The Company can no longer sell shares under the 2024 Sales Agreement as the Company has reached the aggregate $250 million in sales.

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

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended June 30, 2025, the Company repurchased 150,000 shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million. The repurchased shares were immediately retired.

The Company repurchased the following capital stock:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total cost of repurchased shares (in thousands)	$2,902	$—

Shares repurchased	150,000	—

Weighted average price per share	$19.31	—

 During the six months ended June 30, 2025, the Company repurchased 400,000 of shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired.

The Company repurchased the following capital stock:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total cost of repurchased shares (in thousands)	$5,949	$—

Shares repurchased	400,000	—

Weighted average price per share	$14.84	—

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

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

 The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2025, there were 723,113 options available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2025, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,865	$27,540,609	8.74		$—
Grants	1,150,041	13.76			25,602,203
Exercised	—	—
Forfeitures or expirations	(35)	1,102,887,011

Outstanding at June 30, 2025	1,153,871	$57,751	9.74		$25,611,938
Exercisable at June 30, 2025	2,294	$24,152,300	8.11	$

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended June 30, 2025 was $19.63 per share and $12.59 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2024 was $506.04 per share and $1,015.52 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2025, and 2024 were as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	3.81% to 4.30%	4.23% to 5.33%
Expected term of option	5.50 to 6.08 years	5.25 to 10.00 years
Expected stock price volatility	149.34% to 153.44%	111.89% - 137.79%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’ historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.4 million, of which $1.0 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2025. Stock-based compensation expense relating to options granted of $1.1 million, of which $0.8 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2024.

Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2025. Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2024.

As of June 30, 2025, the Company had approximately $15.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 3.08 years.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company's common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company's common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of June 30, 2025, 159 shares were available for future sales under the 2023 ESPP and 2,000,000 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2025, and 2024, $0 and $27,000, respectively, was expensed. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 70 shares that were purchased as of June 30, 2024, under the 2022 ESPP, were issued.

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1,056.00	4,585	April 2029
$1,056.00	2,782	April 2029
$1,056.00	2,172	April 2029
$1,056.00	10,884	April 2029
$1,600.00	36	October 2028
$2,720.00	5,758	December 2028
$3,200.00	22	August 2028
	26,239

During the six months ended June 30, 2025, 13,666; 5,758 (as the Company received FDA acceptance of our NDA filing), and 1 warrants with an exercise price of $1,056, $1,776 and $364,800, respectively, expired.

During the six months ended June 30, 2024, 33,841 prefunded common warrants were exercised.

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2025, the Company has right-of-use assets of $0.5 million and a total lease liability for operating leases of $0.5 million of which $0.3 million is included in long-term lease liabilities and $0.2 million is included in current lease liabilities.

At June 30, 2025, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$146
2026	142
2027	139
2028	100
2029	7
534
Included interest	(42)
$492

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024 (UNAUDITED)

No new leases or amendments were entered into during the six months ended June 30, 2025 and 2024.

Operating lease expense was $0.1 million for both the three-months ended June 30, 2025, and 2024.

Operating lease expense was $0.2 million for both the six-months ended June 30, 2025 and 2024.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating cash flow from operating leases (in thousands)	$141	$148

Weighted Average Remaining Lease Term
Operating leases	2.87 years	3.43 years

Weighted Average Discount Rate
Operating leases	5.27%	4.71%

NOTE 16 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $21.7 million at June 30, 2025 for future work to be performed.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation. The Company charged operations $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $12.3 million.

Subsequent to June 30, 2025, the Company sold 0.9 million shares of common stock under the 2024 Sales Agreement, for net proceeds of approximately $37.5 million.

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

Business Overview

We are a fully-integrated biotechnology company focused on developing, licensing and commercializing therapeutics to treat and prevent human disease and alleviate suffering. Our development portfolio is focused on central nervous system (“CNS”) disorders, immunology, immuno-oncology and infectious diseases.

Our priority is to advance TNX-102 SL, a product candidate for the management of fibromyalgia, for which a Prescription Drug User Fee Act (“PDUFA”) goal date of August 15, 2025 has been assigned for a decision on marketing authorization. A New Drug Application (“NDA”) for TNX-102 SL was submitted to the U.S. Food and Drug Administration (“FDA”) based on two statistically significant Phase 3 studies for the management of fibromyalgia. In March 2025 the FDA guided that no Advisory Committee Meeting will be required for this NDA. The FDA had also granted Fast Track designation to TNX-102 SL for the management of fibromyalgia which indicates that the FDA views fibromyalgia as a serious condition that remains an unmet medical need. TNX-102 SL is also being developed to treat acute stress reaction and acute stress disorder (ASR/ASD) under a Physician-Initiated Investigational New Drug application (“IND”) at the University of North Carolina in the OASIS study funded by the U.S. Department of Defense (“DoD”). The first patient was enrolled in the ASD/ASR study in May 2025 and topline results are expected in the second half of 2026.

Our immunology and immune-oncology pipeline consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is an Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of allograft rejection and for the treatment of autoimmune diseases. In February 2025, Tonix announced positive topline results form a Phase 1 trial of TNX-1500 which supported proceeding to develop a Phase 2 trial for the prevention of kidney transplant rejection. TNX-1700 is a stabilized recombinant version of Trefoil Factor 2 (TFF2) and is in the preclinical stages of development to treat gastric and colorectal cancers.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth our operating expenses for the quarter ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
REVENUE
Product revenue, net	$1,998	$2,208

COSTS AND EXPENSES:
Cost of sales	3,272	3,367
Research and development	10,820	9,698
Selling, general and administrative	16,202	7,502
Asset impairment charges	-	58,957
Total operating expenses	30,294	79,524
Operating loss	(28,296)	(77,316)
Grant income	1,036	-
Loss on change in fair value of warrant liabilities	-	(855)
Interest income, net	943	1
Other expense, net	(1,955)	(606)
Net loss	$(28,272)	$(78,776)

Revenues. Revenue recognized for the three months ended June 30, 2025 and 2024, was $2.0 million and $2.2 million, respectively.

The Company’s net product revenues are summarized below:

	Three months ended June 30,
	2025	2024
Zembrace Symtouch	$1,570	$1,727
Tosymra	428	481
Total product revenues	$1,998	$2,208

Cost of Sales. Cost of sales recognized for the three months ended June 30, 2025 and 2024, was $3.3 million and $3.4 million, respectively. For the three months ended June 30, 2025 and 2024, cost of sales includes write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million and $1.7 million, respectively, based on an assessment of inventory on hand and projected sales.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 were $10.8 million, an increase of $1.1 million, or 11%, from $9.7 million for the three months ended June 30, 2024. This increase is predominately due to increased clinical expenses of $1.3 million, non-clinal expenses of $1.6 million, manufacturing expenses of $0.8 million as a result of pipeline prioritization period over period, offset by a reduction in employee-related expenses of $0.6 million, regulatory expenses of $1.2 million and office-related expenses of $0.9 million due to a reduction in expenditures.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended June 30, 2025, and 2024.

	Three Months Ended June 30,
	(in thousands)
	2025	2024	Change
Research and development expenses:
Direct expenses – TNX – 102 SL	$1,463	$1,273	$190
Direct expenses – TNX – 1500	1,003	432	571
Direct expenses – Other programs	3,171	155	3,016
Internal staffing, overhead and other	5,183	7,838	(2,655)
Total research & development	$10,820	$9,698	$1,122

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

Selling, general and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 were $16.2 million, an increase of $8.7 million, or 116%, from $7.5 million incurred in the three months ended June 30, 2024. The increase is primarily due to an increase in sales and marketing expenses of $5.3 million, employee-related expenses of $1.3 million, professional medical expenses of $0.9 million, and legal expenses of $0.4 million. All increases are a result of the migraine assets program and potential launch of TNX-102 SL.

Asset impairment charges. We recognized a non-cash impairment charge of $48.8 million related to property and equipment, a non-cash impairment of $1.0 million related to goodwill, and a non-cash impairment charge of $9.2 million related to intangible assets, which is reflected in asset impairment charges in the consolidated statements of operations for the three months ended June 30, 2024.

The impairment of the Tosymra and Zembrace inventory, intangibles and goodwill was driven by our delayed investment in the sales personnel required to drive growth in the business as we were focusing our cash resources to further our efforts to bring TNX-102 SL through the approval process and to market. However, we believe that the benefits and long-term value proposition of the 2023 acquisition of Tosymra and Zembrace remain, in that we now have the infrastructure to be ready to manufacture and sell TNX-102 SL under an expedited timeline pending FDA approval for which we expect an FDA decision in August 2025.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2025 was $28.3 million, a decrease of $50.5 million, or 64%, compared to a net loss of $78.8 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth our operating expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
REVENUE
Product revenue, net	$4,427	$4,690

COSTS AND EXPENSES:
Cost of sales	4,215	5,027
Research and development	18,256	22,561
Selling, general and administrative	26,306	16,812
Asset impairment charges	-	58,957
Total operating expenses	48,777	103,357
Operating loss	(44,350)	(98,667)
Grant income	1,959	-
Gain on change in fair value of warrant liabilities	-	6,150
Loss on extinguishment of debt	(2,092)	-
Interest income, net	1,571	3
Other expense, net	(2,189)	(1,201)
Net loss	$(45,101)	$(93,715)

Revenues. Revenue recognized for the six months ended June 30, 2025 and 2024, was $4.4 million and $4.7 million, respectively.

The Company’s net product revenues are summarized below:

	Six months ended June 30,
	2025	2024
Zembrace Symtouch	$3,596	$3,574
Tosymra	831	1,116
Total product revenues	$4,427	$4,690

Cost of Sales.  Cost of sales recognized for the six months ended June 30, 2025, was $4.2 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million based on an assessment of inventory on hand and projected sales. Cost of sales recognized for the six months ended June 30, 2024, was $5.0 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $1.7 million based on an assessment of inventory on hand and projected sales.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 were $18.3 million, a decrease of $4.3 million, or 19%, from $22.6 million for the six months ended June 30, 2024. This decrease is predominately due to decreased clinical expenses of $0.9 million as a result of fewer trials in the clinic, employee-related expenses of $2.1, office-related expenses of $1.9 million and regulatory of $1.3 million due to a reduction in expenditures offset by an increase in non-clinal expenses of $1.1 million and manufacturing expenses of $0.6 million as a result of pipeline prioritization period over period.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the six months ended June 30, 2025, and 2024.

	Six Months Ended June 30,
	(in thousands)
	2025	2024	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$2,498	$2,988	$(490)
Direct expenses – TNX - 801	413	620	(207)
Direct expenses – TNX - 1500	1,385	1,222	163
Direct expenses – TNX - 1900	336	659	(323)
Direct expenses – Other programs	3,328	1,633	1,695
Internal staffing, overhead and other	10,296	15,439	(5,143)
Total research & development	$18,256	$22,561	$(4,305)

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

Selling, general and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 were $26.3 million, an increase of $9.5 million, or 57%, from $16.8 million incurred in the six months ended June 30, 2024. The increase is primarily due to an increase in in sales and marketing of $6.7 million, employee-related expenses of $1.0 million, professional expenses of $0.9 million, and legal expenses of $0.7 million. All increases are a result of the migraine assets program and potential launch of TNX-102 SL.

Asset impairment charges. We recognized a non-cash impairment charge of $48.8 million related to property and equipment, a non-cash impairment of $1.0 million related to goodwill, and a non-cash impairment charge of $9.2 million related to intangible assets, which is reflected in asset impairment charges in the consolidated statements of operations for the three months ended June 30, 2024.

The impairment of the Tosymra and Zembrace inventory, intangibles and goodwill was driven by our delayed investment in the sales personnel required to drive growth in the business as we were focusing our cash resources to further our efforts to bring TNX-102 SL through the approval process and to market. However, we believe that the benefits and long-term value proposition of the 2023 acquisition of Tosymra and Zembrace remain, in that we now have the infrastructure to be ready to manufacture and sell TNX-102 SL under an expedited timeline pending FDA approval for which we expect an FDA decision in August 2025.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2025 was $45.1 million, a decrease of $48.6 million, or 52%, compared to a net loss of $93.7 million for the six months ended June 30, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, we had working capital of $124.5 million, comprised primarily of cash and cash equivalents of $125.3 million, accounts receivable, net of $2.3 million, inventory of $6.0 million and prepaid expenses and other of $9.9 million, offset by $7.8 million of accounts payable, $11.1 million of accrued expenses, and current lease liabilities of $0.2 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, accruals for gross to net deductions related to our commercial products and potential product launch of TNX-102 SL.

The following table provides a summary of operating, investing and financing cash flows for the six months ended June 30, 2025, and 2024, respectively (in thousands):

	June 30,
	2025	2024
Net cash used in operating activities	$(31,412)	$(27,494)
Net cash used in investing activities	(2,545)	(108)
Net cash provided by financing activities	60,526	6,813

For the six months ended June, 2025 and 2024, we used approximately $31.4 million and $27.5 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in general and administrative expenses. For the six months ended June 30, 2025, net cash provided from financing activities was $60.5 million and $6.8 million, respectively predominately from the issuance of common stock. Cash used in investing activities for the six months ended June 30, 2025, was $2.5 million related to the issuance of a note and purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2024, was $0.1 million related to the purchase of property and equipment.

We believe that our cash resources at June 30, 2025, and the proceeds that we raised from equity offerings during the third quarter of 2025, will meet our operating and capital expenditure requirements into the third quarter of 2026.

These factors raise substantial doubt about our ability to continue as a going concern. We continue to face significant challenges and uncertainties and must obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, we may not be able to raise capital on terms acceptable to us, or at all. Without additional funds, we may be forced to delay, scale back or eliminate some or all of our research and development activities or other operations, and potentially delay product development in an effort to maintain sufficient funds to continue operations. If any of these events occurs, our ability to achieve development and commercialization goals will be adversely affected and we may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Liquidity Requirements

We expect to incur losses from operations for the near future. We expect to increase our operating costs to align the Company’s capital and human resources with its previously announced strategic prioritization of TNX-102 SL product candidate for the management of fibromyalgia. We will not have enough resources to meet our operating requirements for the one-year period from filing date of this report.

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

2025 Lincoln Park Transaction

On June 11, 2025, we entered into a purchase agreement (the “2025 Purchase Agreement”) and a registration rights agreement (the “2025 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2025 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $75,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2025 Purchase Agreement. Pursuant to the terms of the 2025 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2025 Purchase Agreement.

Pursuant to the terms of the 2025 Purchase Agreement, at the time we signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, we issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the condensed consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during 2025 under the 2025 Purchase Agreement.

We evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. We concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of June 30, 2025.

2025 At-the-Market Offerings

 On June 11, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150.0 million in sales. AGP is the sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. No shares were sold during 2025 under the 2025 Sales Agreement. Subsequent to June 30, 2025, we sold 0.3 million shares of common stock under the Sales Agreement, for net proceeds of approximately $12.3 million.

2024 At-the-Market Offerings

 On July 30, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”), with AGP pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $250.0 million in sales. AGP is the sales agent under the ATM and paid a 3% commission on each sale under the 2024 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and six months ended June 30, 2025, we sold approximately 0.8 million and 3.5 million shares, respectively, of common stock under the 2024 Sales Agreement for net proceeds of approximately $15.5 million and $75.4 million, respectively. Subsequent to June 30, 2025, we sold 0.9 million shares of common stock under the 2024 Sales Agreement, for net proceeds of approximately $37.5 million. We can no longer sell shares under the 2024 Sales Agreement as we have reached the aggregate $250 million in sales.

July 2024 Financings

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

Additionally, with the closing of the financing on April 1, 2024, we entered into warrant amendments (collectively, the “Warrant Amendments”) with certain holders of our common warrants (referred to herein as the “Existing Warrants”). We agreed to amend the exercise price of each Existing Warrant to $1,056.00 upon approval by our stockholders of a proposal to allow the Existing Warrants to become exercisable in accordance with Nasdaq Listing Rule 5635 or, if stockholder approval is not obtained by October 1, 2024, we agreed to automatically amend the exercise price of the Existing Warrants to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) of our common stock on October 1, 2024, if and only if the Minimum Price is below the then current exercise price. Upon stockholder approval, the termination date for the warrants issued August 2023 (the “August Warrants”) to purchase up to an aggregate of 2,172 shares was amended to April 1, 2029; the termination date for Series A Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2029; the termination date for Series B Warrants to purchase up to an aggregate of approximately 2,782 shares is April 1, 2025; the termination date for Series C Warrants to purchase up to an aggregate of approximately 10,884 shares is the earlier of (i) April 1, 2026 and (ii) 10 trading days following notice by the Company to the Series C Warrant holders of the Company’s public announcement of the FDA’s acknowledgement and acceptance of the Company’s NDA relating to TNX-102 SL in patients with Fibromyalgia; the termination date for Series D Warrants to purchase up to an aggregate of approximately 10,884 shares is April 1, 2029. The other terms of the Existing Warrants remained unchanged.

We evaluated the Warrant Amendments as of April 1, 2024, and determined that the potential adjustment to the exercise price that is contingent on stockholder approval precluded the Existing Warrants from being indexed to our own stock, and as a result, did not meet the criteria for equity classification under ASC 815-40. We accounted for the incremental fair value of the Warrant Amendments of $3.0 million as a direct and incremental cost of the March 2024 financing as an offset to the proceeds received. As all of the Existing Warrants were equity-classified prior to the Warrant Amendments, the net impact to the consolidated statement of stockholders’ equity was zero. We then reclassified the Existing Warrants from equity to liabilities at post-modification fair value on April 1, 2024. On May 22, 2024, the date our stockholders approved the proposal to fix the exercise prices at $1,056.00 per share, the Existing Warrants were adjusted to fair value and reclassified back to equity.

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

For the three and six months ended June 30, 2024, we recognized a change in fair value resulting in a loss of $0.9 million and gain of $6.2 million, respectively, related to the liability-classified warrants prior to meeting the criteria for equity classification.

On January 25, 2024, the date our stockholders approved the proposal to file an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 160,000,000 to 1,000,000,000, the liability-classified Series D Warrants and the Series C Warrants were adjusted to fair value and reclassified to equity.

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months June 30, 2025, we repurchased 150,000 of shares of common stock outstanding under the 2024 share repurchase at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million. The repurchased shares were immediately retired.

We repurchased the following capital stock:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total cost of repurchased shares (in thousands)	$2,902	$—

Shares repurchased	150,000	—

Weighted average price per share	$19.31	—

 During the six months June 30, 2025, we repurchased 400,000 of shares of common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired.

We repurchased the following capital stock:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total cost of repurchased shares (in thousands)	$5,949	$—

Shares repurchased	400,000	—

Weighted average price per share	$14.84	—

The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors and the New Share Repurchase Program may be discontinued or suspended at any time. Repurchases will be made in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and certain other legal requirements to which the Company may be subject. Repurchases may be made, in part, under a Rule 10b5-1 plan, which allows stock repurchases when the Company might otherwise be precluded from doing so.

Stock Compensation

On May 1, 2020, our stockholders approved the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan (“Amended and Restated 2020 Plan”).

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). On May 8, 2025, our stockholders approved the addition of 1,000,000 shares to the Company's Amended and Restated 2020 Plan.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of June 30, 2025, there were 723,113 options available for future grants under the Amended and Restated 2020 Plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than our closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended June 2025 was $19.63 per share and $12.59 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 2024 was $506.04 per share and $1,015.52 per share, respectively.

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

Stock-based compensation expense relating to options granted of $1.4 million, of which $1.0 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2025. Stock-based compensation expense relating to options granted of $1.1 million, of which $0.8 million and $0.3 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2024.

Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2025. Stock-based compensation expense relating to options granted of $2.8 million, of which $2.0 million and $0.8 million, related to General and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2024.

As of June 30, 2025, we had approximately $15.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 3.08 years.

Employee Stock Purchase Plans

On May 5, 2023, our stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2023 Employee Stock Purchase Plan. (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holdings Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 8, 2025.

The 2025 ESPP allows eligible employees to purchase up to an aggregate of 2,000,000 shares of our common stock. Under the 2025 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2025 ESPP is for six months, which can be modified from time to time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2025 ESPP, subject to the statutory limit under the Code.

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of our common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee's accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of June 30, 2025, 159 shares were available for future sales under the 2023 ESPP and 2,000,000 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2025, and 2024, $0 and $27,000, respectively, was expensed. In January 2024, 21 shares that were purchased as of December 31, 2023, under the 2022 ESPP, were issued. As of June 30, 2024, approximately $33,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In July 2024, 70 shares that were purchased as of June 30, 2024, under the 2022 ESPP, were issued.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $21.7 million at June 30, 2025 for future work to be performed.

At June 30, 2025, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$146
2026	142
2027	139
2028	100
2029	7
534
Included interest	(42)
$492

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Other than as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Changes in tax laws could adversely affect our business and financial condition.

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the "OBBBA") was signed into law, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. We are currently assessing the impact the OBBBA may have on our financial condition, results of operations, cash flows or effective tax rate, and will continue to evaluate the impact of the legislative changes as additional guidance becomes available. Uncertainty remains regarding timing and interpretation by the tax authorities in the affected jurisdictions. Future tax reform and legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2025, the Company issued 48,708 shares of common stock to Lincoln Park as a commitment fee in connection with the 2025 Purchase Agreement and subject to the 2025 Registration Rights Agreement. The shares were subsequently registered.

Item 2(c). Purchases of Equity Securities

The following table shows the activity related to our share repurchase program for the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
September 2024 Program
April 1 through April 30, 2025	—	$—	—	$—
May 1 through May 31, 2025	150,000	19.31	150,000	4,051,125
June 1 through June 30, 2025	—	—	—	$—
Second Quarter Total	150,000	$19.31	150,000	$4,051,125
(1)	On September 6, 2024, the Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

On June 20, 2025, Bradley Saenger, our Chief Financial Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 51,584 shares of the Company’s common stock. Pursuant to this plan, Mr. Saenger may sell shares of common stock beginning on February 25, 2026, subject to the terms of the agreement, and the plan terminates on February 28, 2028. The trading arrangement is intended to satisfy the affirmative defense of rule 10b5-1(c).

On June 18, 2025, Jessica Morris, our Chief Operating Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 19,520 shares of the Company’s common stock. Pursuant to this plan, Ms. Morris may sell shares of common stock beginning on February 26, 2026, subject to the terms of the agreement, and the plan terminates on December 31, 2026. The trading arrangement is intended to satisfy the affirmative defense of rule 10b5-1(c).

No other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.07	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 18, 2023 and incorporated herein by reference.

4.08	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.09	Form of Pre-Funded Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.10	Form of Series C Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.11	Form of Series D Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.12	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.13	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.14	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 13, 2024, and incorporated herein by reference.

4.15	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2024 and incorporated herein by reference.

4.16	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 10, 2024 and incorporated herein by reference.

10.1	Pay-Off Letter, dated February 3, 2025, by and among the Loan Parties, the Lenders and the JGB Agent, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 3, 2025 and incorporated herein by reference.

10.02	Purchase Agreement, dated June 11, 2025, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC , filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 11, 2025, and incorporated herein by reference.†

10.03	Registration Rights Agreement, dated June 11, 2025, by and between Tonix Pharmaceuticals Holding Corp. and Lincoln Park Capital Fund, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 11, 2025, and incorporated herein by reference.†

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: August 11, 2025	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

