Form 10-Q
period 2026-03-31
Tonix Pharmaceuticals Holding Corp.
filed 2026-05-11
CIK 1430306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-36019

TONIX PHARMACEUTICALS HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connell Drive, Suite 3100
Berkeley Heights, New Jersey	07922
(Address of Principal Executive Offices)	(Zip Code)

(862) 799-8599
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TNXP	The NASDAQ Global Select Market

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

As of May 8, 2026, there were 15,940,801 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$185,470	$207,637
Accounts receivable, net	8,820	6,271
Inventory	3,645	6,013
Prepaid expenses and other current assets	9,233	8,955
Total current assets	207,168	228,876

Property and equipment, net	44,894	44,456

Intangible assets, net	120	120
Operating lease right-to-use assets	1,445	1,544
Other non-current assets	4,285	2,175

Total assets	$257,912	$277,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,649	$8,114
Accrued expenses and other current liabilities	19,836	22,598
Lease liability, short term	162	125
Total current liabilities	29,647	30,837

Lease liability, long term	1,128	1,184

Total liabilities	30,775	32,021

Commitments (See Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding - as of both March 31, 2026 and December 31, 2025	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 14,205,401 and 12,788,069 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively and 5,883 shares to be issued as of December 31, 2025	14	13
Additional paid in capital	1,122,315	1,100,141
Accumulated deficit	(894,909)	(854,715)
Accumulated other comprehensive loss	(283)	(289)

Total stockholders’ equity	227,137	245,150

Total liabilities and stockholders’ equity	$257,912	$277,171

See the accompanying notes to the condensed consolidated financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
REVENUES:
Product revenue, net	$6,878	$2,429

COSTS AND EXPENSES:
Cost of sales	1,578	943
Research and development	18,213	7,436
Selling general and administrative	28,624	10,104
Total operating expenses	48,415	18,483

Operating loss	(41,537)	(16,054)

Grant income	—	923
Loss on Extinguishment of Debt	—	(2,092)
Interest income	1,346	394
Other expense, net	(3)	—

Net loss available to common stockholders	$(40,194)	$(16,829)

Net loss to common stockholders per common share, basic and diluted	$(2.93)	$(2.84)

Weighted average common shares outstanding, basic and diluted	13,707,104	5,927,231

See the accompanying notes to the condensed consolidated financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(40,194)	$(16,829)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	6	(11)

Total other comprehensive gain (loss)	6	(11)

Comprehensive loss	$(40,188)	$(16,840)

See the accompanying notes to the condensed consolidated financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2026
(In Thousands, Except Share and Per Share Amounts)
(unaudited)

			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2025	12,788,069	$13	$1,100,141	$(289)	$(854,715)	$245,150
Issuance of common stock under the At-the-Market, net of issuance costs of $676	1,411,449	1	20,125	—	—	20,126
Employee stock purchase plan (ESPP)	5,883	—	79	—	—	79
Stock-based compensation	—	—	1,970	—	—	1,970
Foreign currency translation gain	—	—	—	6	—	6
Net loss	—	—	—	—	(40,194)	(40,194)
Balance, March 31, 2026	14,205,401	$14	$1,122,315	$(283)	$(894,909)	$227,137

See the accompanying notes to the condensed consolidated financial statements.

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

See the accompanying notes to the condensed consolidated financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,194)	$(16,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	493
Amortization of debt discount	—	65
Loss on extinguishment of debt	—	2,092
Stock-based compensation	1,970	882
Changes in operating assets and liabilities:
Accounts receivable, net	(2,548)	371
Prepaid expenses and other	(278)	(617)
Other non-current assets	(3,742)	—
Inventory	2,369	272
Accounts payable	1,533	(353)
Operating lease liabilities and ROU asset, net	80	(5)
Accrued expenses and other current liabilities	(2,063)	(2,950)
Net cash used in operating activities	(42,318)	(16,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,692)	(6)
Net cash used in investing activities	(1,692)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of term loan	—	(9,650)
Repurchase of common stock	—	(3,047)
Proceeds from ESPP	79	—
Proceeds, net issuance costs paid of $676 and $2,270, from sale of common stock	20,126	62,230
Net cash provided by financing activities	20,205	49,533

Effect of currency rate change on cash	6	(9)

Net (decrease) increase in cash, cash equivalents and restricted cash	(23,799)	32,939
Cash, cash equivalents and restricted cash beginning of the period	209,807	99,680

Cash, cash equivalents and restricted cash end of period	$186,008	$132,619

Supplemental disclosures of cash flow information:
Interest paid	$—	$117
Purchases of property and equipment including in accounts payable and accrued liabilities	$166	$—

See the accompanying notes to the condensed consolidated financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals (“Tonix” or the “Company”) is a fully-integrated biopharmaceutical company commercializing and developing innovative therapies for central nervous system (“CNS”) disorders, infectious diseases, immunology, and rare diseases. Our portfolio consists of both commercial and development-stage programs.

In August 2025, Tonix received approval from the U.S. Food and Drug Administration (“FDA”) for TONMYA® (cyclobenzaprine HCl sublingual tablets) for the treatment of fibromyalgia. TONMYA, Tonix’s first internally developed product to become FDA approved, was commercially launched by the Company in the United States on November 17, 2025. TONMYA is the first new medicine for fibromyalgia in more than 15 years and is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use. The Company holds worldwide commercialization rights to TONMYA. In addition to TONMYA, Tonix markets two FDA-approved prescription products for the treatment of acute migraine: Zembrace® SymTouch® (sumatriptan injection) and Tosymra® (sumatriptan nasal spray). Tonix’s commercial platform includes sales, marketing, market access, distribution, and patient support capabilities.

Tonix is advancing a diversified development pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. The Company’s pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with multiple programs in clinical and preclinical development. TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. Tonix is exploring the utility of TNX-102 SL in Phase 2 clinical trials for major depressive disorder (MDD) and acute stress disorder (ASD)/acute stress reaction (ASR). TNX-102 SL is being developed to treat ASD/ASR under an Investigator-Initiated investigational new drug application (“IND”) at the University of North Carolina in the ongoing OASIS study funded by a grant they received from the U.S. Department of Defense (“DoD”). A Phase 2 study of TNX-102 SL for MDD is expected to commence mid-2026 under a Tonix IND that has been cleared by FDA.

Tonix’s clinical stage infectious disease portfolio includes monoclonal antibody TNX-4800 (anti Borrelia OspA human monoclonal antibody) for the prevention of Lyme disease in the U.S., for which initiation of an adaptive Phase 2 field study is planned for the first half of 2027, pending FDA agreement. TNX-4800 was licensed from UMass Chan Medical School. Tonix’s clinical-stage immunology development portfolio consists of biologics to address organ transplant rejection, autoimmunity and cancer, including TNX-1500, which is a Phase 2- ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection. Another CNS candidate in clinical development is TNX-1300 (double-mutant cocaine esterase), which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA and a Phase 2a study was completed. However, because of the challenges of recruiting eligible patients into a subsequent Phase 2 study, the Company terminated that study and intends to meet with the FDA in 2026 to inform the clinical design of its next Phase 2 study. Tonix’s clinical-stage rare disease portfolio includes TNX-2900, intranasal oxytocin potentiated with magnesium, in development for Prader-Willi syndrome and expected to start a Phase 2 study in the first quarter of 2027.

Tonix’s pre-clinical, pre-IND infectious disease portfolio includes TNX-801 (horsepox, live virus vaccine), as a potential vaccine for mpox and smallpox. We own a facility in Dartmouth, MA that was purpose-built to manufacture TNX-801 under Good Manufacturing Practices (GMP) to support clinical development and potential commercialization. The GMP suites were decommissioned in 2024 and may be reactivated on the earlier of 2027 or in the case of a national or international emergency. Tonix’s pre-IND infectious disease portfolio also includes TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of high lethality infections to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (DTRA). Tonix owns and operates a state-of-the art research facility in Frederick, Maryland that supports this research. Tonix’s pre-IND pre-clinical immunology portfolio includes TNX-1700, which is a fusion protein of TFF2 and albumin is in preclinical development for the treatment of gastric cancer in combination with PD-1 blockade in collaboration with Columbia University. Finally, Tonix’s pre-clinical, pre-IND CNS portfolio also includes TNX-4900, a highly selective small-molecule Sigma-1 receptor (“S1R”) antagonist for neuropathic pain licensed from Rutgers University.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2026, the Company had working capital of approximately $177.5 million. At March 31, 2026, the Company had an accumulated deficit of approximately $894.9 million. The Company held cash and cash equivalents of approximately $185.5 million as of March 31, 2026.

The Company believes that its cash resources at March 31, 2026 and the net proceeds of $22.6 million, that it raised from equity offerings in the second quarter of 2026 (See Note 12), will meet its planned operating and capital expenditure requirements into early second quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The condensed consolidated balance sheet as of December 31, 2025, contained herein has been derived from audited financial statements.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

Risks and uncertainties

The Company’s primary efforts are devoted to commercializing its approved products and conducting research and development of innovative pharmaceutical and biological products to address public health challenges. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company currently generates revenue from the sale of its commercial products, TONMYA, Zembrace SymTouch® and Tosymra. There is no assurance that the Company will be able to generate sufficient cash flow to fund operations from the sale of its commercial products or products in development, if and when approved. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product in development will be approved or commercially viable.

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

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for net income (loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported on the Company’s consolidated balance sheet.

The Company has three products that accounted for $6.9 million, representing 100% of total revenues during the three months ended March 31, 2026. The Company had two products that accounted for $2.4 million, representing 100% of total revenues during the three months ended March 31, 2025.

As of March 31, 2026, accounts receivable from three customers accounted for 40%, 35%, and 12% of accounts receivable. As of December 31, 2025, accounts receivable from three customers accounted for 34%, 29%, and 28% of total accounts receivable.

For the three months ended March 31, 2026, revenues from three customers accounted for 30%, 28% and 18% of net product revenues, respectively. For the three months ended March 31, 2025, revenues from five customers accounted for 25%, 25%, 20%, 13% and 12% of net product revenues, respectively.

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	March 31,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$1,472	$1,034	$438
Direct expenses – TNX - 801	1,059	319	740
Direct expenses – TNX - 1500	4,277	382	3,895
Direct expenses – TNX - 1900	891	136	755
Direct expenses – TNX - 4200	320	131	189
Direct expenses – TNX - 4800	1,394	—	1,394
Direct expenses – Other programs	768	322	446
Internal staffing, overhead and other	8,032	5,112	2,920
Total research & development	$18,213	$7,436	$10,777

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing, such as fees paid to contractors, consultants and contract research organizations in connection with our development work. Included in "Internal Staffing, Overhead and Other" is overhead, supplies, research and development employee costs (including stock option expenses), travel, regulatory and legal.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At March 31, 2026, and March 31, 2025, cash equivalents, which consisted of money market funds, amounted to approximately $155.1 million and $75.7 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at March 31, 2026, of approximately $0.5 million collateralizes a letter of credit issued in connection with the lease of office space in Berkeley Heights, New Jersey and Chatham, New Jersey. Restricted cash at March 31, 2025 of approximately $0.9 million, collateralizes a letter of credit issued in connection with the lease of office space in Chatham, New Jersey and New York, New York, and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	March 31, 2026	March 31, 2025
	(in thousands)
Cash and cash equivalents	$185,470	$131,716
Restricted cash	538	903
Total	$186,008	$132,619

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

As of March 31, 2026 and December 31, 2025, the Company had $31,000 for both reporting periods, as an allowance for expected credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents by investing in a broad and diverse range of financial instruments, and we have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the financial stability of our primary customers using our products.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business.

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined by the first-in-first-out method. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the quarters ended March 31, 2026, and 2025 was $0.6 million and $0.5 million, respectively. The Company’s property and equipment is located in the United States.

Intangible assets, net

Intangible assets deemed to have finite lives are carried at acquisition-date fair value less accumulated amortization and impairment, if any. Finite-lived intangible assets consisted of developed technology intangible assets acquired in connection with the acquisition of certain products from Upsher Smith Laboratories, LLC (“Upsher Smith”) consummated on June 30, 2023. The acquired intangible assets were amortized using the straight-line method over the estimated useful lives of the respective assets. The Company recorded a full impairment of its developed technology assets during the second quarter of 2024, therefore there is no amortization for the three months ended March 31, 2026 and March 31, 2025.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment, including property and equipment, finite-lived intangibles assets and operating lease right-to-use assets whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the three months ended March 31, 2026 and 2025, the Company believed that no impairment existed.

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

●	Managed Care Rebates are processed in the quarter following the quarter in which they are earned. The managed care reporting entity submits utilization data after the end of the quarter and the Company processes the payment in accordance with contract terms. All rebates earned but not paid are estimated by the Company according to historical payments trended for market growth assumptions.
●	Medicaid and State Agency rebates are based upon historical experience of claims submitted by various states. The Company monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates. The accrual of State Agency reserves is based on historical payment rates. There is an approximate four to six-month lag from the time of product sale until the rebate is paid.
●	Tri-Care represents a regionally managed health care program for active duty and retired members, dependents and survivors of the US military. The Tri-Care program supplements health care resources of the US military with civilian health care professionals for greater access and quality healthcare coverage. Through the Tri-Care program, the Company provides pharmaceuticals on a direct customer basis. Prices of pharmaceuticals sold under the Tri-Care program are pre-negotiated and a reserve amount is established to represent the proportionate rebate amount associated with product sales.
●	Coverage Gap refers to the Medicare prescription drug program and represents specifically the period between the initial Medicare Part D prescription drug program coverage limit and the catastrophic coverage threshold. Applicable pharmaceutical products sold during this coverage gap timeframe are discounted by the Company. Since the nature of the program is that coverage limits are reset at the beginning of the calendar year; the payments escalate each quarter as the participants reach the coverage limit before reaching the catastrophic coverage threshold. The Company has determined that the cost of this reserve will be viewed as an annual cost. Therefore, the accrual will be incurred evenly during the year with quarterly review of the liability based on payment trends and any revision to the projected annual cost.

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

Product Returns - Consistent with industry practice, the customer’s right of return commences typically six months prior to product expiration date and ends one year after product expiration date. Products returned for expiration are reimbursed at current wholesale acquisition cost or indirect contract price. The Company estimates the amount of its product sales that may be returned by the Company’s customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates products returns as a percentage of sales to its customers. The rate is estimated by using historical sales information or appropriate industry average for newly launched products. Adjustments are made to the current provision for returns when data suggests product returns may differ from original estimates.

Research and Development Costs

The Company outsources certain of its research and development efforts and expenses these costs as incurred, including the cost of manufacturing products for testing, as well as licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired in transactions accounted for as an asset acquisition has been expensed as research and development costs, as such property is related to particular research and development projects and had no alternative future uses.

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

MARCH 31, 2026 AND 2025 (UNAUDITED)

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

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  No grant income was recognized during the three months ended March 31, 2026. During the three months ended March 31, 2025, $0.9 million was recognized in grant income related to the DTRA grant.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company recorded advertising and promotion expenses of approximately $7.6 million and $0.4 million, respectively, for the three months ended March 31, 2026, and 2025.

Stock-based Compensation.

All stock-based payments to employees and to non-employees for their services, including stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2026, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Per Share Data

The computation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on date of issuance and are included in the basic earnings per share (“EPS”) calculation thus excluded from the table below.

All warrants (See Note 14) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended March 31, 2026 and 2025, as results of operations were a loss for the periods.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of March 31, 2026, and 2025, are as follows:

	2026	2025
Warrants to purchase common stock	26,239	29,021
Options to purchase common stock	2,131,964	674,134
Totals	2,158,203	703,155

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. The Company has adopted this ASU on a prospective basis, and it did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this ASU are effective annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard to remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on its financial statements.

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(in thousands)
Raw Materials	$2,666	$2,506
Work-in-process	1,767	1,370
Finished Goods	785	2,137
Total Inventory	$5,218	$6,013

Recognized as:
Inventory	$3,645	$6,013
Other non-current assets	1,573	—
	$5,218	$6,013

Amounts recognized as Other non-current assets are comprised almost entirely of raw materials that are not expected to be sold within one year.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	305
Buildings	25,286	25,096
Office furniture and equipment	2,230	2,014
Laboratory equipment	15,436	14,849
Leasehold improvements	203	203
Property and equipment gross	51,471	50,478
Less: Accumulated depreciation and amortization	(6,577)	(6,022)
Property and equipment, net	$44,894	$44,456

NOTE 5 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 31, 2026	December 31, 2025
	(in thousands)
Intangible assets not subject to amortization
Internet domain rights	$120	$120
Total intangible assets, net	$120	$120

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

As of March 31, 2026, and December 31, 2025, the Company used Level 1 quoted prices in active markets to value cash equivalents of $155.1 million and $148.7 million, respectively. The Company did not have any material Level 2 or Level 3 assets or liabilities as of March 31, 2026 and December 31, 2025.

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets:	(in thousands)
Contract research-related	$3,390	$3,485
Prepaid Inventory	1,000	1,000
Prescription drug user fee	442	663
Taxes	467	566
Insurance	1,149	1,650
Professional fees and other	2,785	1,591
	$9,233	$8,955

Other non-current assets:
Amounts held in escrow	$2,169	$—
Inventory	1,573	—
Restricted cash	538	2,170
Security deposits	5	5
	$4,285	$2,175

Accrued expenses and other current liabilities:
Contract research-related	$4,227	$3,425
Compensation and compensation-related	3,432	6,144
Gross-to-net deductions	8,680	7,909
Professional fees and other	3,497	5,120
	$19,836	$22,598

NOTE 8 – DEBT FINANCING

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

TONIX PHARMACEUTICALS HOLDING CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three months ended March 31,
	2026	2025
TONMYA	$3,731	$—
Zembrace Symtouch	2,930	2,026
Tosymra	217	403
Total product revenues	$6,878	$2,429

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

Our provision for gross-to-net allowances was $10.6 million at March 31, 2026, $1.9 million of which was recorded as a reduction to accounts receivable and $8.7 million recorded as a component of accrued expenses. The above allowances have been reduced by approximately $1.5 million related to adjustments in respect of prior years resulting in an additional $1.5 million of revenue being recognized during the three months ended March 31, 2026. Our provision for gross-to-net allowances was $5.1 million at March 31, 2025, $1.2 million of which was recorded as a reduction to accounts receivable and $3.9 million recorded as a component of accrued expenses.

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

For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such royalty payments were payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates shall be reduced by 90% with respect to Zembrace, and by 66.7% for Tosymra. Prior to Purchaser or a licensee filing an application for marketing authorization for either of the products in a permitted country outside the U.S., the parties will negotiate in good faith the royalty payment rates annual net sales tiers that will apply for such country, based on the market opportunity for the product in such country. If the parties fail to agree, then the royalty payment rates and annual net sales tiers described above will apply.

 In addition, the Company has assumed the obligation to pay an additional 3% royalty on net sales of Tosymra, plus an additional 3% if a patent containing certain claims related to Tosymra issues in the U.S., for 15 years from the first commercial sale of Tosymra in the applicable country or for as long as the manufacture, use or sale of Tosymra in such country is covered by a valid claim of a licensed patent, and up to $15 million per Tosymra product on the achievement of sales milestones ranging from $250 million to $1 billion in annual worldwide net sales. These royalty payments are included in cost of goods sold on the consolidated statement of operations.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to the terms of the 2025 Purchase Agreement, at the time the Company signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, the Company issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the quarter ended March 31, 2026, under the 2025 Purchase Agreement.

The Company evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of March 31, 2026 and December 31, 2025.

2025 At-the-Market Offerings

On June 11, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2026, the Company sold 1.4 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $20.1 million. Subsequent to March 31, 2026, the Company sold 1.7 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $22.6 million.

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

Stock repurchases

 In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended March 31, 2025, the Company repurchased 250,000 of shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million. The repurchased shares were immediately retired. No shares of common stock were repurchased during the three months ended March 31, 2026.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company repurchased the following capital stock:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total cost of repurchased shares (in thousands)	$—	$3,047

Shares repurchased	—	250,000

Weighted average price per share	$—	12.15

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

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2026, there were 425,649 options available for future grants under the Amended and Restated 2020 Plan.

General

A summary of the stock option activity and related information for the Plans for the three months ended March 31, 2026, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,150,551	$43,826	9.26	$0
Grants	1,027,539	15.32		—
Exercised	—	—
Forfeitures or expirations	(46,126)	837,519

Outstanding at March 31, 2026	2,131,964	$5,539	9.44	$0
Exercisable at March 31, 2026	235,074	$43,516	8.89	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted for the three-month periods ended March 31, 2026 and 2025 was $13.40 and $7.55 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Risk-free interest rate	3.85% - 4.05%	4.21%
Expected term of option	6.08 years	6.00 years
Expected stock price volatility	147.88% – 148.41%	149.34%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

Stock-based compensation expense relating to options granted of $1.9 million, of which $1.3 million and $0.6 million, related to Selling, General and Administration and Research and Development, respectively, was recognized for the three months ended March 31, 2026.

Stock-based compensation expense relating to options granted of $0.9 million, of which $0.6 million and $0.3 million, related to Selling, General and Administration and Research and Development, respectively, was recognized for the three months ended March 31, 2025.

As of March 31, 2026, the Company had approximately $23.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 3.36 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,994,117 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the three months ended March 31, 2026 and 2025, $0.1 million and $0, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued.

 TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2026:

Exercise	Number		Expiration
Price	Outstanding		Date
$0.001	615,025	(1)	December 2030
$1,056.00	4,585		April 2029
$1,056.00	2,782		April 2029
$1,056.00	2,172		April 2029
$1,056.00	10,884		April 2029
$1,600.00	36		October 2028
$2,720.00	5,758		December 2028
$3,200.00	22		August 2028
	641,264
(1)	Represents prefunded warrants.

During the three months ended March 31, 2025, warrants totaling 10,884 became exercisable, 5,758 became exercisable upon FDA acceptance of our NDA filing, and 1, with an exercise price of $1,056, $1,776 and $364,800, respectively, expired.

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 31, 2026, the Company has right-of-use assets of $1.4 million and a total lease liability for operating leases of $1.3 million of which $1.1 million is included in long-term lease liabilities and $0.2 million is included in current lease liabilities.

At March 31, 2026, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$107
2027	480
2028	451
2029	366
2030	30
1,434
Included interest	(144)
$1,290

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025 (UNAUDITED)

No new leases or amendments were entered into during the three months ended March 31, 2026 and 2025.

Operating lease expenses were $0.1 million for both the quarters ended March 31, 2026, and 2025.

Other information related to leases is as follows:

	As of and for the
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases (in thousands)	$116	$71

Weighted Average Remaining Lease Term
Operating leases	3.52 years	2.97 years

Weighted Average Discount Rate
Operating leases	5.45%	5.07%

NOTE 16 – COMMITMENTS

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $49.6 million at March 31, 2026 for future work to be performed.

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

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation, subject to limitations under the Code. For the three months ended March 31, 2026 and 2025, the Company charged operations $0.4 million and $0.2 million, respectively for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company sold 1.7 million shares of common stock under the Sales Agreement, for net proceeds of approximately $22.6 million.

On May 7, 2026, the Company's stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2026 Stock Incentive Plan.

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

Business Overview

We are a fully-integrated biopharmaceutical company commercializing and developing innovative therapies for central nervous system (“CNS”) disorders, infectious diseases, immunology, and rare diseases. Our portfolio consists of both commercial and development-stage programs.

In August 2025, we received approval from the FDA for TONMYA® (cyclobenzaprine HCl sublingual tablets) for the treatment of fibromyalgia. TONMYA, our first internally developed product to become FDA approved, was commercially launched by us in the United States on November 17, 2025. TONMYA is the first new medicine for fibromyalgia in more than 15 years and is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use. We hold worldwide commercialization rights to TONMYA. In addition to TONMYA, we market two FDA-approved prescription products for the treatment of acute migraine: Zembrace® SymTouch® (sumatriptan injection) and Tosymra® (sumatriptan nasal spray). Our commercial platform includes sales, marketing, market access, distribution, and patient support capabilities. We are advancing a diversified development pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. Our pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with multiple programs in clinical and preclinical development. TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. We are exploring the utility of TNX-102 SL in Phase 2 clinical trials for major depressive disorder (MDD) and acute stress disorder (ASD)/acute stress reaction (ASR). TNX-102 SL is being developed to treat ASD/ASR under an Investigator-Initiated investigational new drug application (“IND”) at the University of North Carolina in the ongoing OASIS study funded by a grant they received from the U.S. Department of Defense (“DoD”). A Phase 2 study of TNX-102 SL for MDD is expected to commence mid-2026 under a Tonix IND that has been cleared by FDA.

Our clinical stage infectious disease portfolio includes monoclonal antibody TNX-4800 (anti-Borrelia OspA human monoclonal antibody) for the prevention of Lyme disease in the U.S., for which initiation of an adaptive Phase 2 field study is planned for the first half of 2027, pending FDA agreement. TNX-4800 was licensed from UMASS Chan Medical School. Our clinical-stage immunology development portfolio consists of biologics to address organ transplant rejection and autoimmunity, including TNX-1500, which is a Phase 2-ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection. Another CNS candidate in clinical development is TNX-1300 (double-mutant cocaine esterase), which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA and a Phase 2a study was completed. However, because of the challenges of recruiting eligible patients into a subsequent Phase 2 study, we terminated that study and intend to meet with the FDA in 2026 to inform the clinical design of our next Phase 2 study. Our clinical-stage rare disease portfolio includes TNX-2900, intranasal oxytocin potentiated with magnesium, in development for Prader-Willi syndrome and expected to start a Phase 2 study in the first quarter of 2027. Our pre-clinical, pre-IND infectious disease portfolio includes TNX-801 (horsepox, live virus vaccine), as a potential vaccine for mpox and smallpox. We own a facility in Dartmouth, MA that was purpose-built to manufacture TNX-801 under Good Manufacturing Practices (GMP) to support clinical development and potential commercialization. The facility was decommissioned in 2024 and may be reactivated on the earlier of 2027 or in the case of a national or international emergency. Our pre-IND infectious disease portfolio also includes TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of high lethality infections to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (DTRA). We own and operate a state-of-the art research facility in Frederick, Maryland that supports this research. Our pre-IND pre-clinical immunology portfolio includes TNX-1700, which is a fusion protein of TFF2 and albumin is in preclinical development for the treatment of gastric and colorectal cancer in combination with PD-1 blockade in collaboration with Columbia University. Finally, our pre-clinical, pre-IND CNS portfolio also includes TNX-4900, a highly selective small-molecule Sigma-1 receptor (“S1R”) antagonist for neuropathic pain licensed from Rutgers University.

Our product candidates in development are investigational new drugs or biologics and have not been approved for any indication.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth our operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
REVENUE
Product revenue, net	$6,878	$2,429

COSTS AND EXPENSES:
Cost of sales	$1,578	$943
Research and development	18,213	7,436
General and administrative	28,624	10,104
Total operating expenses	48,415	18,483
Operating loss	(41,537)	(16,054)
Grant income	—	923
Loss on extinguishment of debt	—	(2,092)
Interest income	1,346	394
Other expense, net	(3)	—
Net loss	$(40,194)	$(16,829)

Revenues.  Revenue recognized for the three months ended March 31, 2026 and 2025, was $6.9 million and $2.4 million, respectively.

The Company’s net product revenues are summarized below:

	Three months ended March 31,
	2026	2025
TONMYA	$3,731	$—
Zembrace Symtouch	2,930	2,026
Tosymra	217	403
Total product revenues	$6,878	$2,429

Cost of Sales.  Cost of sales recognized for the three months ended March 31, 2026 and 2025, was $1.6 million and $0.9 million, respectively. The increase is predominantly due to the launch of Tonmya in November 2025.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026, were $18.2 million, an increase of $10.8 million, or 146%, from $7.4 million for the three months ended March 31, 2025. The increase is predominately due to increased clinical expenses of $0.8 million, non-clinical expenses of $0.4 million, and manufacturing expenses of $6.6 million as a result of pipeline prioritization period over period, and employee-related expenses of $2.5 million due to an increased workforce predominately as a result of the launch of TONMYA in November 2025.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2026, and 2025.

	March 31,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$1,472	$1,034	$438
Direct expenses – TNX - 801	1,059	319	740
Direct expenses – TNX - 1500	4,277	382	3,895
Direct expenses – TNX - 1900	891	136	755
Direct expenses – TNX - 4200	320	131	189
Direct expenses – TNX - 4800	1,394	—	1,394
Direct expenses – Other programs	768	322	446
Internal staffing, overhead and other	8,032	5,112	2,920
Total research & development	$18,213	$7,436	$10,777

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

Selling, General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026, were $28.6 million, an increase of $18.5 million, or 183%, from $10.1 million incurred in the three months ended March 31, 2025. The increase is primarily due to an increase in sales and marketing of $11.3 million, an increase in employee related expenses of $3.9 million, and increased professional fees of $2.7 million, predominately as a result of the launch of TONMYA in November 2025.

Net Loss. As a result of the forgoing, the net loss for the three months ended March 31, 2026, was $40.2 million, compared to a net loss of $16.8 million for the three months ended March 31, 2025, an increase of $23.4 million or 139%. The increase in loss is predominately due to increased spending on research and development and selling, general and administrative expenses.

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

We have assumed certain obligations of Upsher Smith, including the payment of quarterly royalty payments on annual net sales from the Business in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Royalty payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory. For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such royalty payments were payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates will be reduced by 90% for Zembrace, and by 66.7% for Tosymra.

In addition, we have assumed the obligation to pay an additional 3% royalty on net sales of Tosymra, plus an additional 3% if a patent containing certain claims related to Tosymra issues in the U.S., for 15 years from the first commercial sale of Tosymra in the applicable country or for as long as the manufacture, use or sale of Tosymra in such country is covered by a valid claim of a licensed patent, and up to $15 million per Tosymra product on the achievement of sales milestones ranging from $250 million to $1 billion in annual worldwide net sales.

Liquidity and Capital Resources

As of March 31, 2026, we had working capital of $177.5 million, comprised primarily of cash and cash equivalents of $185.5 million, accounts receivable, net of $8.8 million, inventory of $3.6 million, and prepaid expenses and other of $9.2 million, offset by $9.7 million of accounts payable, $19.8 million of accrued expenses and other current liabilities, and $0.2 million of lease liabilities, short term. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, and accruals for gross to net deductions related to our commercial products.

The following table provides a summary of operating, investing and financing cash flows for the quarters ended March 31, 2026, and 2025, respectively (in thousands):

	March 31,
	2026	2025
Net cash used in operating activities	$(42,318)	$(16,579)
Net cash used in investing activities	(1,692)	(6)
Net cash provided by (used in) financing activities	20,205	49,533

For the three months ended March 31, 2026, and 2025, we used approximately $42.3 million and $16.6 million in operating activities, respectively, which represents cash outlays for research and development and selling, general and administrative expenses in such periods. For the three months ended March 31, 2026, net cash provided by financing activities was $20.2 million, predominately from the proceeds from the sale of our common stock. For the three months ended March 31, 2025, net cash provided by financing activities was $49.5 million, predominately from the proceeds from the sale of our common stock of $62.2 million, offset by the repayment of the term loan of $9.7 million and repurchase of our common stock of $3.0 million. Cash used by investing activities for the three months ended March 31, 2026, and 2025, was $1.7 million and $6,000 respectively, related to the purchase of property and equipment. The increase is predominately due to more laboratory equipment purchases.

We believe that our cash resources at March 31, 2026, and the net proceeds of $22.6 million that we raised from equity offerings in the second quarter of 2026 (See Note 12) will meet our planned operating and capital expenditure requirements into early second quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes we may make in our research and development spending plans. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of filing of this Form 10-Q. We must obtain additional funding through public or private financing or collaborative arrangements with strategic partners to increase the funds available to fund operations. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected and we may be forced to cease operations.

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

2025 Lincoln Park Transaction

On June 11, 2025, we entered into a purchase agreement (the “2025 Purchase Agreement”) and a registration rights agreement (the “2025 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the 2025 Purchase Agreement, Lincoln Park has agreed to purchase up to $75,000,000 of our common stock (subject to certain limitations) from time to time during the term of the 2025 Purchase Agreement. Pursuant to the terms of the 2025 Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the 2025 Purchase Agreement.

Pursuant to the terms of the 2025 Purchase Agreement, at the time we signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, we issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the quarter ended March 31, 2026, under the 2025 Purchase Agreement.

We evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. We concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of March 31, 2026 and December 31, 2025.

2025 At-the-Market Offering

On June 11, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the quarter ended March 31, 2026, we sold 1.4 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $20.1 million. Subsequent to March 31, 2026, we sold 1.7 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $22.6 million.

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

Share Repurchase Program

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended March 31, 2025, the Company repurchased 250,000 of shares of its common stock outstanding under the 2024 share repurchase at prices ranging from $9.98 to $14.33 per share for a gross aggregate cost of approximately $3.0 million. No shares of common stock were repurchased during the three months ended March 31, 2026.

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

Under the terms of the Amended and Restated 2020 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units, (5) other stock-based awards, and (6) cash-based awards. The Amended and Restated 2020 Plan initially provided for the issuance of up to 50,000 shares of common stock, which amount will be increased to the extent that awards granted under the Plans are forfeited, expire or are settled for cash (except as otherwise provided in the Amended and Restated 2020 Plan). In addition, the Amended and Restated 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the Amended and Restated 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the Amended and Restated 2020 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards). The Board of Directors determines the exercise price, vesting and expiration period of the grants under the Amended and Restated 2020 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the Amended and Restated 2020 Plan may not be more than ten years. As of March 31, 2026, there were 425,649 options available for future grants under the Amended and Restated 2020 Plan.

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

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

The weighted average fair value of options granted for the three-month periods ended March 31, 2026 and 2025 was $13.4 and $7.55 per share, respectively.

Stock-based compensation expense relating to options granted of $1.9 million, of which $1.3 million and $0.6 million, related to Selling, General and Administration and Research and Development, respectively, was recognized for the three months ended March 31, 2026.

Stock-based compensation expense relating to options granted of $0.9 million, of which $0.6 million and $0.3 million, related to Selling, General and Administration and Research and Development, respectively, was recognized for the three months ended March 31, 2025.

As of March 31, 2026, we had approximately $23.3 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 3.36 years.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of March 31, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,994,117 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the three months ended March 31, 2026 and 2025, $0.1 million and $0, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued.

Commitments

Research and Development Contracts

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $49.6 million at March 31, 2026 for future work to be performed.

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

Operating leases

At March 31, 2026, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$107
2027	480
2028	451
2029	366
2030	30
1,434
Included interest	(144)
$1,290

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. We have adopted this ASU on a prospective basis, and it did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this ASU are effective annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard to remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We are evaluating the impact of adoption on our consolidated financial statements and related disclosures.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the first quarter of 2026, the Company completed the implementation of a new ERP system. Our new ERP system is intended to provide us with enhanced transactional processing, security and management tools, and is an important component of our system of disclosure controls and procedures. We modified and removed certain existing internal controls, as well as implemented new controls and procedures impacted by the implementation of the new ERP system. We will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods. Except for the implementation of the new ERP system, there were no other changes in the internal control over financial reporting of the Company during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 2(c). Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 12, 2026 and incorporated herein by reference.

4.03	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.04	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.05	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.06	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.07	Amendment to Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.08	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 29, 2025 and incorporated herein by reference.

10.1

Tonix Pharmaceuticals Holding Corp. 2026 Stock Incentive Plan, incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 001-36019), filed with the Commission on March 30, 2026. †

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†	Denotes a management compensatory agreement or arrangement.

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: May 11, 2026	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)