Form 10-Q
period 2026-06-30
Tonix Pharmaceuticals Holding Corp.
filed 2026-08-10
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 7, 2026, there were 17,151,024 shares of registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts) (unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$176,232	$207,637
Accounts receivable, net	11,805	6,271
Inventory	4,678	6,013
Prepaid expenses and other current assets	10,717	8,955
Total current assets	203,432	228,876

Property and equipment, net	44,760	44,456
Operating lease right-of-use assets	1,346	1,544
Other non-current assets	4,550	2,295

Total assets	$254,088	$277,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,051	$8,114
Accrued expenses and other current liabilities	21,484	22,598
Lease liability, short term	250	125
Total current liabilities	30,785	30,837

Lease liability, long term	1,022	1,184

Total liabilities	31,807	32,021

Commitments and contingencies (See Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding - as of both June 30, 2026 and December 31, 2025	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 16,792,317 and 12,788,069 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively and 5,883 shares to be issued as of December 31, 2025	17	13
Additional paid in capital	1,158,073	1,100,141
Accumulated deficit	(935,461)	(854,715)
Accumulated other comprehensive loss	(348)	(289)

Total stockholders’ equity	222,281	245,150

Total liabilities and stockholders’ equity	$254,088	$277,171

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Product revenue, net	$13,544	$1,998	$20,422	$4,427
COSTS AND EXPENSES:
Cost of sales	703	3,272	2,281	4,215
Research and development	19,417	10,820	37,630	18,256
Selling, general and administrative	35,959	16,202	64,583	26,306
	56,079	30,294	104,494	48,777

Operating loss	(42,535)	(28,296)	(84,072)	(44,350)

Grant income	600	1,036	600	1,959
Loss on extinguishment of debt	—	—	—	(2,092)
Interest income, net	1,432	943	2,778	1,571
Other expense, net	(49)	(1,955)	(52)	(2,189)

Net loss available to common stockholders	$(40,552)	$(28,272)	$(80,746)	$(45,101)

Net loss per common share, basic and diluted	$(2.44)	$(3.86)	$(5.32)	$(6.80)

Weighted average common shares outstanding, basic and diluted	16,635,254	7,327,257	15,179,268	6,631,111

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(40,552)	$(28,272)	$(80,746)	$(45,101)

Other comprehensive loss:
Foreign currency translation gain (loss)	(65)	(4)	(59)	(15)

Comprehensive loss	$(40,617)	$(28,276)	$(80,805)	$(45,116)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2025	12,788,069	$13	$1,100,141	$(289)	$(854,715)	$245,150
Issuance of common stock under ATM program, net of transactional expenses of $676	1,411,449	1	20,125	—	—	20,126
Employee stock purchase plan (ESPP)	5,883	—	79	—	—	79
Stock-based compensation	—	—	1,970	—	—	1,970
Foreign currency translation gain (loss)	—	—	—	6	—	6
Net loss	—	—	—	—	(40,194)	(40,194)
Balance, March 31, 2026	14,205,401	14	1,122,315	(283)	(894,909)	227,137
Issuance of common stock under ATM program, net of transactional expenses of $1,049	2,585,400	3	33,486	—	—	33,489
Issuance of common stock upon exercise of stock option	1,516	—	16	—	—	16
Stock-based compensation	—	—	2,256	—	—	2,256
Foreign currency translation gain (loss)	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(40,552)	(40,552)
Balance, June 30, 2026	16,792,317	$17	$1,158,073	$(348)	$(935,461)	$222,281

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (loss)	Deficit	Total
Balance, December 31, 2024	4,385,929	$4	$870,503	$(255)	$(730,694)	$139,558
Repurchase of common stock under share repurchase program (including transactional expenses of $8)	(250,000)	—	(3,047)	—	—	(3,047)
Issuance of common stock under ATM program, net of transactional expenses of $2,182	2,741,887	3	59,840	—	—	59,843
Stock-based compensation	—	—	882	—	—	882
Foreign currency translation gain (loss)	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(16,829)	(16,829)
Balance, March 31, 2025	6,877,816	7	928,178	(266)	(747,523)	180,396
Repurchase of common stock under share repurchase program (including transactional expenses of $5)	(150,000)	—	(2,902)	—	—	(2,902)
Issuance of common stock under ATM program, net of transactional expenses of $487	769,752	1	15,522	—	—	15,523
Issuance of common stock for 2025 Lincoln Park Transaction commitment shares	48,708	—	1,837	—	—	1,837
Stock-based compensation	—	—	1,423	—	—	1,423
Foreign currency translation gain (loss)	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(28,272)	(28,272)
Balance, June 30, 2025	7,546,276	$8	$944,058	$(270)	$(775,795)	$168,001

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,746)	$(45,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,174	976
Inventory write-off	—	2,280
Amortization of debt discount	—	65
Loss on extinguishment of debt	—	2,092
Stock-based compensation	4,226	2,305
Issuance costs from derivative instruments	—	1,837
Changes in operating assets and liabilities:
Accounts receivable	(5,534)	1,363
Inventory, current and non-current	(534)	142
Prepaid expenses and other current assets	(1,763)	(483)
Other non-current assets	(2,169)	—
Accounts payable	937	2,711
Lease liabilities and right-of-use (ROU) asset, net	160	(12)
Accrued expenses and other current liabilities	(312)	413
Net cash used in operating activities	(84,561)	(31,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note	—	(2,012)
Purchase of property and equipment	(2,279)	(533)
Net cash used in investing activities	(2,279)	(2,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(5,949)
Proceeds from ESPP	79	—
Proceeds from the exercise of options	16	—
Payment of term loan	—	(9,650)
Proceeds, net of $1,725 and $2,757 expenses, from sale of common stock	53,615	76,125
Net cash provided by financing activities	53,710	60,526

Effect of currency rate change on cash	(58)	(13)

Net (decrease) increase in cash, cash equivalents and restricted cash	(33,188)	26,556
Cash, cash equivalents and restricted cash beginning of the period	209,807	99,680

Cash, cash equivalents and restricted cash end of period	$176,619	$126,236

Supplemental disclosures of cash flow information:
Interest paid	$—	$117
Non-cash financing and investing activities:
Issuance costs from derivative instruments	$—	1,837
Net ATM proceeds received after quarter-end	$—	$1,629
Purchases of property and equipment included in accounts payable and accrued liabilities	$63	$526

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

Tonix markets TONMYA® (cyclobenzaprine HCl sublingual tablets) for the treatment of fibromyalgia in adults in the U.S., as well as Zembrace® SymTouch® (sumatriptan injection) and Tosymra® (sumatriptan nasal spray) for the treatment of acute migraine in adults in the U.S. Tonix received approval from the U.S. Food and Drug Administration (“FDA”) for TONMYA for the treatment of fibromyalgia in August 2025 and commercially launched TONMYA in November 2025. TONMYA is Tonix’s first internally developed product to become FDA approved and is the first new medicine for fibromyalgia in more than 15 years. TONMYA is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use, for which the Company holds worldwide commercialization rights. Tonix’s commercial platform includes sales, marketing, market access, distribution, and patient support capabilities.

Tonix is advancing a diversified development pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. The Company’s pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with multiple programs in clinical and preclinical development. TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. Tonix is exploring the utility of TNX-102 SL (cyclobenzaprine HCl sublingual tablets) in Phase 2 clinical trials for major depressive disorder (MDD) and acute stress disorder (ASD)/acute stress reaction (ASR). A potentially pivotal Phase 2 study of TNX-102 SL as a first-line monotherapy in adults with MDD, the HORIZON study, commenced in June 2026.

TNX-102 SL is being developed to treat ASD/ASR under an Investigator-Initiated investigational new drug application (“IND”) at the University of North Carolina in the ongoing OASIS study funded by a grant they received from the U.S. Department of Defense (“DoD”). Topline data from the OASIS study is expected to be reported mid-2027.

Tonix’s clinical stage infectious disease portfolio includes monoclonal antibody TNX-4800 (anti Borrelia OspA human monoclonal antibody) for the prevention of Lyme disease in the U.S. which has no FDA-approved vaccines or prophylactics. The Company received positive, final minutes from the FDA following a Type C meeting in early third quarter of 2026. The minutes support the planned initiation of an adaptive Phase 2 field in the first quarter of 2027. TNX-4800 was licensed from UMass Chan Medical School. Tonix’s clinical-stage immunology development portfolio includes TNX-1500, which is a Phase 2 ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection, and for the treatment of autoimmune diseases. A Phase 2, open-label, investigator-initiated study in adult kidney transplant patients at Massachusetts General Hospital (MGH) is expected to initiate in the second half of 2026 pending FDA clearance of MGH’s IND application. Another CNS candidate in clinical development is TNX-1300 (double-mutant cocaine esterase), which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA and a Phase 2a study was completed. The Company intends to meet with the FDA in 2026 to help inform the clinical design of its next Phase 2 study. Finally, Tonix’s clinical-stage rare disease portfolio includes TNX-2900, intranasal oxytocin potentiated with magnesium, in development for Prader-Willi syndrome and expected to start a Phase 2 study in the second half of 2027.

Tonix’s pre-clinical, pre-IND infectious disease portfolio includes TNX-801 (horsepox, live virus vaccine), a potential vaccine for mpox and smallpox which is expected to enter a Phase 1 study in 2027 pending FDA clearance of an IND. Tonix owns a facility in Dartmouth, MA that was purpose-built to manufacture TNX-801 under Good Manufacturing Practices (GMP) to support clinical development and potential commercialization. The GMP suites were decommissioned in 2024 and may be reactivated the earlier of 2028 or in the case of a national or international emergency. Tonix’s pre-IND infectious disease portfolio also includes TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of high lethality infections to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (DTRA). Tonix owns and operates a state-of-the art research facility in Frederick, Maryland that supports this research. Tonix’s pre-IND pre-clinical immunology portfolio includes TNX-1700, which is a fusion protein of TFF2 and albumin, is in preclinical development for the treatment of gastric and colorectal cancer in combination with PD-1 blockade in collaboration with Columbia University. Finally, Tonix’s pre-clinical, pre-IND CNS portfolio also includes TNX-4900, a highly selective small-molecule Sigma-1 receptor (“S1R”) antagonist for neuropathic pain licensed from Rutgers University.

The condensed consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc., Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Jenner Institute LLC, Tonix R&D Center LLC and Tonix Pharma Limited (collectively, the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2026, the Company had working capital of approximately $172.6 million. At June 30, 2026, the Company had an accumulated deficit of approximately $935.5 million. The Company held cash and cash equivalents of approximately $176.2 million as of June 30, 2026. The Company believes that its cash resources at June 30, 2026 and the net proceeds of $3.7 million, that it raised from equity offerings subsequent to June 30, 2026, will meet its planned operating and capital expenditure requirements into early second quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At June 30, 2026, and December 31, 2025, cash equivalents, which consisted of money market funds and other cash equivalents, amounted to approximately $156.4 million and $148.7 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at June 30, 2026, of approximately $0.4 million collateralizes a letter of credit issued in connection with the lease of office space in Berkeley Heights, New Jersey. Restricted cash, which is included in Other non-current assets on the consolidated balance sheets, at December 31, 2025, of approximately $2.2 million collateralizes a letter of credit issued in connection with the lease of office space in Berkeley Heights, New Jersey and Chatham, New Jersey, and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$176,232	$207,637
Restricted cash	387	2,170
Total	$176,619	$209,807

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

As of June 30, 2026, and December 31, 2025, the Company had $0 and $31,000, respectively, as an allowance for expected credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on assets begin when the asset is placed in service. Depreciation and amortization expense for the three months ended June 30, 2026, and 2025 was $0.6 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026, and 2025 was $1.2 million and $1.0 million, respectively. The Company’s property and equipment is located in the United States.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment, including property and equipment and operating lease right-to-use assets whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the six months ended June 30, 2026 and 2025, the Company believed that no impairment existed.

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

The Company’s performance obligation to deliver products is satisfied at the point in time that the goods are received by the customer, which is when the customer obtains title to and has the risks and rewards of ownership of the products, which is generally upon delivery to the customer as stipulated by the terms of the sale agreements. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Our contractual payment terms are typically 30 to 90 days.

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

Chargebacks - The Company sells a portion of its products indirectly through wholesaler distributors, and enters into specific agreements with indirect customers to establish pricing for the Company’s products, and in-turn, the indirect customers and entities independently purchase these products. Because the price paid by the indirect customers and/or entities is lower than the price paid by the wholesaler, the Company provides a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesale customer’s purchase price. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

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

●	Managed Care Rebates are processed in the quarter following the quarter in which they are earned. The managed care reporting entity submits utilization data after the end of the quarter and the Company processes the payment in accordance with contract terms. All rebates earned but not paid are estimated by the Company according to historical payments trended for market growth assumptions.

●	Medicaid and State Agency rebates are based upon historical experience of claims submitted by various states. The Company monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates. The accrual of State Agency reserves is based on historical payment rates. There is an approximate four to six-month lag from the time of product sale until the rebate is paid.

●	Tri-Care represents a regionally managed health care program for active duty and retired members, dependents and survivors of the US military. The Tri-Care program supplements health care resources of the US military with civilian health care professionals for greater access and quality healthcare coverage. Through the Tri-Care program, the Company provides pharmaceuticals on a direct customer basis. Prices of pharmaceuticals sold under the Tri-Care program are pre-negotiated and a reserve amount is established to represent the proportionate rebate amount associated with product sales.

●	The Inflation Reduction Act (IRA) enacted on August 16, 2022, replaced the coverage gap provisions effective January 1, 2025. The IRA shifts a portion of the Medicare beneficiary costs after meeting a certain annual threshold, to manufacturers in the form of rebates to the government. Since the nature of the program is that coverage limits are reset at the beginning of the calendar year; the payments escalate each quarter as the beneficiaries reach the annual threshold. The Company has determined that the cost of this reserve will be viewed as an annual cost. Therefore, the accrual will be incurred evenly during the year with quarterly review of the liability based on payment trends and any revision to the projected annual cost.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. No grant income was recognized during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded $0.6 million in funding as a reduction of related research and development expense, of which all is included in prepaid expenses and other current assets.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from the Defense Threat Reduction Agency (“DTRA”), an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA grant provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA grant is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the three and six months ended June 30, 2026, $0.6 million, was recognized in grant income related to the DTRA grant. During the three and six months ended June 30, 2025, $1.1 million and $2.0 million, respectively, was recognized in grant income related to the DTRA grant.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company recorded advertising and promotion expenses of approximately $7.8 million and $3.8 million, respectively, for the three months ended June 30, 2026, and 2025. The Company recorded advertising and promotion expenses of approximately $15.4 million and $4.2 million, respectively, for the six months ended June 30, 2026, and 2025.

Stock-based Compensation.

All stock-based payments to employees and to nonemployees for their services, including stock options, are measured at fair value on the grant date and recognized in the consolidated statements of operations as compensation expense over the requisite service period. The Company accounts for share-based awards in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2026, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Per Share Data

The computation of basic and diluted loss per share for the quarters ended June 30, 2026 and 2025 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on date of issuance and are included in the basic earnings per share (“EPS”) calculation thus excluded from the table below.

All warrants (See Note 14) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and six months ended June 30, 2026, and 2025, as results of operations were a loss for the periods.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of June 30, 2026, and 2025, are as follows:

	2026	2025
Warrants to purchase common stock	26,239	26,239
Options to purchase common stock	2,283,036	1,153,871
Totals	2,309,275	1,180,110

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	(in thousands)
Raw Materials	$2,830	$2,506
Work-in-process	1,068	1,370
Finished Goods	2,648	2,137
Total Inventory	$6,546	$6,013

Recognized as:
Inventory	$4,678	$6,013
Other non-current assets	1,868	—
	$6,546	$6,013

Amounts recognized as Other non-current assets are comprised almost entirely of raw materials that are not expected to be sold within one year.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	305
Buildings	25,295	25,096
Office furniture and equipment	2,386	2,014
Laboratory equipment	15,712	14,849
Leasehold improvements	247	203
Property and equipment gross	51,956	50,478
Less: Accumulated depreciation and amortization	(7,196)	(6,022)
Property and equipment, net	$44,760	$44,456

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

As of June 30, 2026, and December 31, 2025, the Company used Level 1 quoted prices in active markets to value cash equivalents of $156.4 million and $148.7 million, respectively. The Company did not have any material Level 2 or Level 3 assets or liabilities as of June 30, 2026 and December 31, 2025.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – SEGMENT INFORMATION AND CONCENTRATIONS

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

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statements of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statements of operations, and while research and development are reviewed on a more disaggregated basis, as shown below, all other expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	Three Months Ended June 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX – 102 SL	$3,524	$1,463	$2,061
Direct expenses – TNX – 801	2,215	95	2,120
Direct expenses – TNX – 1500	630	1,003	(373)
Direct expenses – TNX – 1900	870	200	670
Direct expenses – TNX – 4800	1,206	1,250	(44)
Direct expenses – Other programs	2,424	1,626	798
Internal staffing, overhead and other	8,548	5,183	3,365
Total research & development	$19,417	$10,820	$8,597

	Six Months Ended June 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$5,002	$2,498	$2,504
Direct expenses – TNX - 801	3,275	413	2,862
Direct expenses – TNX - 1500	4,907	1,385	3,522
Direct expenses – TNX - 1900	1,761	336	1,425
Direct expenses – TNX - 4800	2,600	1,250	1,350
Direct expenses – Other programs	3,520	2,078	1,442
Internal staffing, overhead and other	16,565	10,296	6,269
Total research & development	$37,630	$18,256	$19,374

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

The Company has three products that accounted for $13.5 million and $20.4 million, respectively, representing 100% of total revenues during the three and six months ended June 30, 2026. The Company had two products that accounted for $2.0 million and $4.4 million, respectively, representing 100% of total revenues during the three and six months ended June 30, 2025.

As of June 30, 2026, accounts receivable from three customers accounted for 36%, 31%, and 18% of accounts receivable. As of December 31, 2025, accounts receivable from three customers accounted for 34%, 29%, and 28% of total accounts receivable.

For the three months ended June 30, 2026, revenues from five customers accounted for 29%, 26%, 21%, 7% and 6% of net product revenues. For the three months ended June 30, 2025, revenues from five customers accounted for 30%, 19%, 17%, 17% and 15% of net product revenues. For the six months ended June 30, 2026, revenues from five customers accounted for 29%, 27%, 20%, 7% and 7% of net product revenues. For the six months ended June 30, 2025, revenues from five customers accounted for 22%, 21%, 21%, 18% and 14% of net product revenues.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets:	(in thousands)
Contract research-related	$3,247	$3,485
Prepaid Inventory	1,000	1,000
Prescription drug user fee	221	663
Taxes	262	566
Insurance	722	1,650
Professional fees and other	5,265	1,591
	$10,717	$8,955

Other non-current assets:
Amounts held in escrow	$2,169	$—
Inventory	1,868	—
Restricted cash	387	2,170
Domain name	120	120
Security deposits	6	5
	$4,550	$2,295

Accrued expenses and other current liabilities:
Contract research-related	$3,816	$3,425
Compensation and compensation-related	4,868	6,144
Gross-to-net deductions	10,226	7,909
Professional fees and other	2,574	5,120
	$21,484	$22,598

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

During the first quarter of 2025, the Company paid $9.6 million as a result of a pay-off of the above-mentioned loan. The pay-off amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and includes a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement. In connection with the pay-off of the loan, the Company incurred a loss on extinguishment of the debt amounting to $2.1 million during the six months ended June 30, 2025.

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

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three Months Ended June 30,
	2026	2025
TONMYA	$10,954	$—
Zembrace SymTouch	1,996	1,570
Tosymra	594	428
Total product revenues	$13,544	$1,998

	Six Months Ended June 30,
	2026	2025
TONMYA	$14,685	$—
Zembrace SymTouch	4,926	3,596
Tosymra	811	831
Total product revenues	$20,422	$4,427

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in millions):

	Accrued Liabilities		Contra Receivable
	Rebates & Discounts	Returns	Distribution & Chargebacks	Total
Reserve balance, January 1, 2026	5.7	2.2	1.0	$8.9
Current provisions relating to sales in current year	13.0	1.0	4.4	$18.4
Payments/credits received in current year	(8.2)	(0.7)	(2.9)	$(11.8)
Change in estimate related to sales in the prior year	(2.8)	0.1	(0.1)	$(2.8)
Reserve balance, June 30, 2026	$7.7	$2.6	$2.4	$12.7

	Accrued Liabilities		Contra Receivable
	Rebates & Discounts	Returns	Distribution & Chargebacks	Total
Reserve balance, January 1, 2025	2.1	1.5	0.8	4.4
Current provisions relating to sales in current year	5.5	0.4	1.4	7.3
Payments/credits received in current year	(4.2)	–	(1.7)	(5.9)
Reserve balance, June 30, 2025	$3.4	$1.9	$0.5	$5.8

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales of greater than $100 million. Such royalty payments were payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates shall be reduced by 90% with respect to Zembrace, and by 66.7% for Tosymra. Prior to Purchaser or a licensee filing an application for marketing authorization for either of the products in a permitted country outside the U.S., the parties will negotiate in good faith the royalty payment rates and annual net sales tiers that will apply for such country, based on the market opportunity for the product in such country. If the parties fail to agree, then the royalty payment rates and annual net sales tiers described above will apply.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, the Company has assumed the obligation to pay an additional 3% royalty on net sales of Tosymra, plus an additional 3% if a patent containing certain claims related to Tosymra issues in the U.S., for 15 years from the first commercial sale of Tosymra in the applicable country or for as long as the manufacture, use or sale of Tosymra in such country is covered by a valid claim of a licensed patent, and up to $15 million per Tosymra product on the achievement of sales milestones ranging from $250 million to $1 billion in annual worldwide net sales. These royalty payments are included in cost of revenue on the consolidated statement of operations.

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

Pursuant to the terms of the 2025 Purchase Agreement, at the time the Company signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, the Company issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the six months ended June 30, 2026, under the 2025 Purchase Agreement.

The Company evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of June 30, 2026 and December 31, 2025.

2025 At-the-Market Offerings

On June 11, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the six months ended June 30, 2026, the Company sold 4.0 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $53.6 million. Subsequent to June 30, 2026, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $3.7 million. No shares were sold during the quarter ended June 30, 2025, under the 2025 Sales Agreement.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended June 30, 2025, the Company repurchased 150,000 shares of its common stock outstanding under the 2024 share repurchase program at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million. The repurchased shares were immediately retired. No shares of common stock were repurchased during the three months ended June 30, 2026.

The Company repurchased the following capital stock:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total cost of repurchased shares (in thousands)	$—	$2,902

Shares repurchased	—	150,000

Weighted average price per share	$—	19.31

During the six months ended June 30, 2025, the Company repurchased 400,000 of shares of its common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired. No shares of common stock were repurchased during the six months ended June 30, 2026.

The Company repurchased the following capital stock:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total cost of repurchased shares (in thousands)	$—	$5,949

Shares repurchased	—	400,000

Weighted average price per share	$—	14.84

The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the share repurchase program may be discontinued or suspended at any time. Repurchases will be made in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and certain other legal requirements to which the Company may be subject. Repurchases may be made, in part, under a Rule 10b5-1 plan, which allows stock repurchases when the Company might otherwise be precluded from doing so.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION

On May 7, 2026, the Company’s stockholders approved the Tonix Pharmaceuticals Holdings Corp. 2026 Stock Incentive Plan (the “2026 Plan”), which replaced the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan

Under the terms of the 2026 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2026 Plan initially provided for the issuance of up to 1,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2026 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2026 Plan). In addition, the 2026 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the 2026 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the greater of (a) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year calculated on a fully diluted basis, and (y) the total number of shares of common stock reserved under the 2026 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) and (b) five percent (5%) of the total number of shares of stock outstanding as of December 31st of the preceding calendar year, calculated on a fully diluted basis.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2026 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2026 Plan may not be more than ten years. As of June 30, 2026, there were 808,100 options available for future grants under the 2026 Plan.

General

A summary of the stock option activity and related information for the Plans for the six months ended June 30, 2026, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,150,551	$43,826	9.26	$0
Grants	1,247,339	14.97		—
Exercised	(1,516)	8.05
Forfeitures or expirations	(113,338)	368,197

Outstanding at June 30, 2026	2,283,036	$3,816	9.25	$2,563,046
Exercisable at June 30, 2026	455,578	$19,062	8.73	$1,138,489

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and six months ended June 30, 2026, was $11.95 per share and $13.15 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 30, 2025, was $19.63 per share and $12.59 per share, respectively.

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

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2026, and 2025 were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Risk-free interest rate	3.81% to 4.32%	3.81% to 4.30%
Expected term of option	5.50 to 6.08 years	5.50 to 6.08 years
Expected stock price volatility	132.61% to 148.41%	149.34% to 153.44%
Expected dividend yield	0.0	0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2026. Stock-based compensation expense relating to options granted of $1.4 million, of which $1.0 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2025.

Stock-based compensation expense relating to options granted of $4.2 million, of which $2.9 million and $1.3 million, related to General, Selling and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2026. Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General, Selling and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2025.

As of June 30, 2026, the Company had approximately $22.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 3.11 years.

Employee Stock Purchase Plans

On May 5, 2023, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2023 Employee Stock Purchase Plan. (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holding Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by the Company’s stockholders on May 8, 2025.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of June 30, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,994,117 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2026 and 2025, $0.2 million and $0, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued.

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2026:

Exercise	Number		Expiration
Price	Outstanding		Date
$0.001	615,025	(1)	December 2030
$1,056.00	4,585		April 2029
$1,056.00	2,782		April 2029
$1,056.00	2,172		April 2029
$1,056.00	10,884		April 2029
$1,600.00	36		October 2028
$2,720.00	5,758		December 2028
$3,200.00	22		August 2028
	641,264
(1)	Represents prefunded warrants.

During the six months ended June 30, 2025, warrants totaling 13,666 became exercisable, 5,758 became exercisable upon FDA acceptance of our NDA filing, and 1, with an exercise price of $1,056, $1,776 and $364,800, respectively, expired.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – LEASES

The Company has various operating lease agreements, which are primarily for office space. These agreements frequently include one or more renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2026, the Company has right-of-use assets of $1.3 million and a total lease liability for operating leases of $1.3 million of which $1.0 million is included in long-term lease liabilities and $0.3 million is included in current lease liabilities.

At June 30, 2026, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$71
2027	480
2028	451
2029	366
2030	31
1,399
Included interest	(127)
$1,272

No new leases or amendments were entered into during the six months ended June 30, 2026 and 2025.

Operating lease expense was $0.1 million for both the three-months ended June 30, 2026, and 2025.

Operating lease expense was $0.2 million for both the six-months ended June 30, 2026 and 2025.

Other information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating cash flow from operating leases (in thousands)	$231	$141

Weighted Average Remaining Lease Term
Operating leases	3.29 years	2.87 years

Weighted Average Discount Rate
Operating leases	5.45%	5.27%

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $53.3 million at June 30, 2026 for future work to be performed.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has entered into various exclusive license agreements with various institutions with the right to sublicense, certain patents, technical information and material, and to develop and commercialize products thereunder. In addition to any upfront payments already paid, the Company may be obligated to pay milestone fees ranging from $25,000 to $5.0 million based on the potential achievement of certain development milestones, as well as milestone fees ranging from $55,000 to $20.0 million based on certain potential commercial achievements, as specified in the respective license agreement. Additionally, for licensed products sold during the applicable royalty term, the Company must pay royalties in the low-to-mid single digits, beginning in the year after the Company completes its first commercial sale of a licensed product. Finally, the Company has the right to grant sublicenses to third parties under each license agreement and is required to pay a sublicense income share based on the stage of development of the licensed product at the time the sublicense is granted. On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of June 30, 2026 or December 31, 2025.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation. The Company charged operations $0.2 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, for contributions under the 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $3.7 million.

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

We market TONMYA® (cyclobenzaprine HCl sublingual tablets) for the treatment of fibromyalgia in adults in the U.S., as well as Zembrace® SymTouch® (sumatriptan injection) and Tosymra® (sumatriptan nasal spray) for the treatment of acute migraine in adults in the U.S. Tonix received approval from the U.S. Food and Drug Administration (“FDA”) for TONMYA for the treatment of fibromyalgia in August 2025 and commercially launched TONMYA in November 2025. TONMYA is our first internally developed product to become FDA approved and is the first new medicine for fibromyalgia in more than 15 years. TONMYA is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use, for which the Company holds worldwide commercialization rights. Tonix’s commercial platform includes sales, marketing, market access, distribution, and patient support capabilities.

We are advancing a diversified development pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. The Company’s pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with multiple programs in clinical and preclinical development. TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. We are exploring the utility of TNX-102 SL (cyclobenzaprine HCl sublingual tablets) in Phase 2 clinical trials for major depressive disorder (MDD) and acute stress disorder (ASD)/acute stress reaction (ASR). A potentially pivotal Phase 2 study of TNX-102 SL as a first-line monotherapy in adults with MDD, the HORIZON study, commenced in June 2026.

TNX-102 SL is being developed to treat ASD/ASR under an Investigator-Initiated investigational new drug application (“IND”) at the University of North Carolina in the ongoing OASIS study funded by a grant they received from the U.S. Department of Defense (“DoD”). Topline data from the OASIS study is expected to be reported mid-2027.

Our clinical stage infectious disease portfolio includes monoclonal antibody TNX-4800 (anti Borrelia OspA human monoclonal antibody) for the prevention of Lyme disease in the U.S. which has no FDA-approved vaccines or prophylactics. We received positive, final minutes from the FDA following a Type C meeting in early third quarter of 2026. The minutes support the planned initiation of an adaptive Phase 2 field in the first quarter of 2027. TNX-4800 was licensed from UMass Chan Medical School. Our clinical-stage immunology development portfolio includes TNX-1500, which is a Phase 2 ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection, and for the treatment of autoimmune diseases. A Phase 2, open-label, investigator-initiated study in adult kidney transplant patients at Massachusetts General Hospital (MGH) is expected to initiate in the second half of 2026 pending FDA clearance of MGH’s IND application. Another CNS candidate in clinical development is TNX-1300 (double-mutant cocaine esterase), which is in Phase 2 for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA and a Phase 2a study was completed. We intend to meet with the FDA in 2026 to help inform the clinical design of its next Phase 2 study. Finally, our clinical-stage rare disease portfolio includes TNX-2900, intranasal oxytocin potentiated with magnesium, in development for Prader-Willi syndrome and expected to start a Phase 2 study in the second half of 2027.

Our pre-clinical, pre-IND infectious disease portfolio includes TNX-801 (horsepox, live virus vaccine), a potential vaccine for mpox and smallpox, which is expected to enter a Phase 1 study in 2027 pending FDA clearance of an IND. We own a facility in Dartmouth, MA that was purpose-built to manufacture TNX-801 under Good Manufacturing Practices (GMP) to support clinical development and potential commercialization. The GMP suites were decommissioned in 2024 and may be reactivated the earlier of 2028 or in the case of a national or international emergency. Our pre-IND infectious disease portfolio also includes TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 for the prevention or treatment of high lethality infections to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (DTRA). We own and operate a state-of-the art research facility in Frederick, Maryland that supports this research. Our pre-IND pre-clinical immunology portfolio includes TNX-1700, which is a fusion protein of TFF2 and albumin, is in preclinical development for the treatment of gastric and colorectal cancer in combination with PD-1 blockade in collaboration with Columbia University. Finally, our pre-clinical, pre-IND CNS portfolio also includes TNX-4900, a highly selective small-molecule Sigma-1 receptor (“S1R”) antagonist for neuropathic pain licensed from Rutgers University.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth our operating results for the quarter ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
REVENUE
Product revenue, net	$13,544	$1,998

COSTS AND EXPENSES:
Cost of sales	703	3,272
Research and development	19,417	10,820
Selling, general and administrative	35,959	16,202
Total operating expenses	56,079	30,294
Operating loss	(42,535)	(28,296)
Grant income	600	1,036
Interest income, net	1,432	943
Other expense, net	(49)	(1,955)
Net loss	$(40,552)	$(28,272)

Revenues. Revenue recognized for the three months ended June 30, 2026 and 2025, was $13.5 million and $2.0 million, respectively. The increase is predominately due to the launch of TONMYA in November 2025. Gross-to-net allowances decreased by approximately $1.3 million due to changes in prior estimates related to a prior year resulting in an additional $1.3 million of revenue being recognized during the three months ended June 30, 2026.

The Company’s net product revenues are summarized below:

	Three Months Ended June 30,
	2026	2025
TONMYA	$10,954	$—
Zembrace SymTouch	1,996	1,570
Tosymra	594	428
Total product revenues	$13,544	$1,998

Cost of Sales. Cost of sales recognized for the three months ended June 30, 2026 and 2025, was $0.7 million and $3.3 million, respectively. For the three months ended June 30, 2025, cost of sales includes write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million, based on an assessment of inventory on hand and projected sales. The decrease in cost of sales is driven by a change in product mix and sale of product which had previously been written off.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2026 were $19.4 million, an increase of $8.6 million, or 80%, from $10.8 million for the three months ended June 30, 2025. This increase is predominately due to increased clinical expenses of $1.3 million and manufacturing expenses of $4.5 million as a result of advancing our prioritized pipeline period over period, as well as increased employee-related costs of $2.5 million due to increased headcount.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended June 30, 2026, and 2025.

	Three Months Ended June 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX – 102 SL	$3,524	$1,463	$2,061
Direct expenses – TNX – 801	2,215	95	2,120
Direct expenses – TNX – 1500	630	1,003	(373)
Direct expenses – TNX – 1900	870	200	670
Direct expenses – TNX – 4800	1,206	1,250	(44)
Direct expenses – Other programs	2,424	1,626	798
Internal staffing, overhead and other	8,548	5,183	3,365
Total research & development	$19,417	$10,820	$8,597

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 were $36.0 million, an increase of $19.8 million, or 122%, from $16.2 million incurred in the three months ended June 30, 2025. The increase is primarily due to an increase in sales and marketing expenses of $13.8 million, employee-related expenses of $3.8 million, and professional expenses of $1.9 million. All increases are a result of the migraine assets program and launch of TONMYA.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2026 was $40.6 million, an increase of $12.3 million, or 43%, compared to a net loss of $28.3 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth our operating results for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
REVENUE
Product revenue, net	$20,422	$4,427

COSTS AND EXPENSES:
Cost of sales	2,281	4,215
Research and development	37,630	18,256
Selling, general and administrative	64,583	26,306
Total operating expenses	104,494	48,777
Operating loss	(84,072)	(44,350)
Grant income	600	1,959
Loss on extinguishment of debt	—	(2,092)
Interest income, net	2,778	1,571
Other expense, net	(52)	(2,189)
Net loss	$(80,746)	$(45,101)

Revenues. Revenue recognized for the six months ended June 30, 2026 and 2025, was $20.4 million and $4.4 million, respectively. The increase is predominately due to the launch of TONMYA in November 2025. Gross-to-net allowances decreased by approximately $2.8 million due to changes in prior estimates related to a prior year resulting in an additional $2.8 million of revenue being recognized during the six months ended June 30, 2026.

The Company’s net product revenues are summarized below:

	Six Months Ended June 30,
	2026	2025
TONMYA	$14,685	$—
Zembrace SymTouch	4,926	3,596
Tosymra	811	831
Total product revenues	$20,422	$4,427

Cost of Sales.  Cost of sales recognized for the six months ended June 30, 2026, was $2.3 million. Cost of sales recognized for the six months ended June 30, 2025, was $4.2 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million based on an assessment of inventory on hand and projected sales. The increase in cost of sales, excluding the write-downs, is driven by a change in product mix and sale of product which had previously been written off.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2026 were $37.6 million, an increase of $19.4 million, or 106%, from $18.3 million for the six months ended June 30, 2025. This increase is predominately due to clinical expenses of $2.1 million and manufacturing expenses of $11.1 million as a result of advancing our prioritized pipeline programs period over period, as well as increased employee-related expenses of $5.0 million as a result increased headcount.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the six months ended June 30, 2026, and 2025.

	Six Months Ended June 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX - 102 SL	$5,002	$2,498	$2,504
Direct expenses – TNX - 801	3,275	413	2,862
Direct expenses – TNX - 1500	4,907	1,385	3,522
Direct expenses – TNX - 1900	1,761	336	1,425
Direct expenses – TNX – 4800	2,600	1,250	1,350
Direct expenses – Other programs	3,520	2,078	1,442
Internal staffing, overhead and other	16,565	10,296	6,269
Total research & development	$37,630	$18,256	$19,374

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 were $64.6 million, an increase of $38.3 million, or 146%, from $26.3 million incurred in the six months ended June 30, 2025. The increase is primarily due to increased sales and marketing of $24.7 million, employee-related expenses of $7.8 million and professional expenses of $4.7 million. All increases are a result of the migraine assets program and launch of TONMYA.

Net Loss. As a result of the foregoing, the net loss for the six months ended June 30, 2026 was $80.7 million, an increase of $35.6 million, or 79%, compared to a net loss of $45.1 million for the six months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, we had working capital of $172.6 million, comprised primarily of cash and cash equivalents of $176.2 million, accounts receivable, net of $11.8 million, inventory of $4.7 million and prepaid expenses and other of $10.7 million, offset by $9.1 million of accounts payable, $21.5 million of accrued expenses, and current lease liabilities of $0.3 million. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our clinical programs, accruals for gross to net deductions related to our commercial products and launch of TONMYA.

The following table provides a summary of operating, investing and financing cash flows for the six months ended June 30, 2026, and 2025, respectively (in thousands):

	June 30,
	2026	2025
Net cash used in operating activities	$(84,561)	$(31,412)
Net cash used in investing activities	(2,279)	(2,545)
Net cash provided by financing activities	53,710	60,526

For the six months ended June, 2026 and 2025, we used approximately $84.6 million and $31.4 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and general, selling and administrative expenses. For the six months ended June 30, 2026 and 2025, net cash provided from financing activities was $53.7 million and $60.5 million, respectively, predominately from the issuance of common stock. Cash used in investing activities for the six months ended June 30, 2026, was $2.3 million related to the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2025, was $2.5 million related to the issuance of a note and purchase of property and equipment.

We believe that our cash resources at June 30, 2026, and the proceeds that we raised from equity offerings during the third quarter of 2026, will meet our operating and capital expenditure requirements into early second quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

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

Pursuant to the terms of the 2025 Purchase Agreement, at the time we signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, we issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the condensed consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during 2026 and 2025 under the 2025 Purchase Agreement.

We evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. We concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of June 30, 2026 and December 31, 2025.

2025 At-the-Market Offerings

 On June 11, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is the sales agent under the ATM and paid a 3% commission on each sale under the 2025 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the six months ended June 30, 2026, we sold 4.0 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $53.6 million. Subsequent to June 30, 2026, we sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $3.7 million. No shares were sold during the six months ended June 30, 2025, under the 2025 Sales Agreement.

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

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors. During the three months ended June 30, 2025, we repurchased 150,000 of shares of common stock outstanding under the 2024 share repurchase program at prices ranging from $18.25 to $20.47 per share for a gross aggregate cost of approximately $2.9 million. The repurchased shares were immediately retired.

We repurchased the following capital stock:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total cost of repurchased shares (in thousands)	$—	$2,902

Shares repurchased	—	150,000

Weighted average price per share	$—	19.31

 During the six months ended June 30, 2025, we repurchased 400,000 of shares of common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired.

We repurchased the following capital stock:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total cost of repurchased shares (in thousands)	$—	$5,949

Shares repurchased	—	400,000

Weighted average price per share	$—	14.84

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

Stock Compensation

On May 7, 2026, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2026 Stock Incentive Plan (the “2026 Plan”), which replaced the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan

Under the terms of the 2026 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) RSUs, (5) other stock-based awards, and (6) cash-based awards. The 2026 Plan initially provided for the issuance of up to 1,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2026 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2026 Plan). In addition, the 2026 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the 2026 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2027\ and ending on (and including) January 1, 2036, in an amount equal to the greater of a) difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year calculated on a fully diluted basis, and (y) the total number of shares of common stock reserved under the 2026 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) and (b) five percent (5%) of the total number of shares of stock outstanding as of December 31st of the preceding calendar year, calculated on a fully diluted basis.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2026 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2026 Plan may not be more than ten years. As of June 30, 2026, there were 808,100 options available for future grants under the 2026 Plan.

The weighted average fair value of options granted during the three and six months ended June 30, 2026 was $11.95 per share and $13.15 per share, respectively. The weighted average fair value of options granted during the three and six months ended June 30, 2025 was $19.63 per share and $12.59 per share, respectively.

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

Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2026. Stock-based compensation expense relating to options granted of $1.4 million, of which $1.0 million and $0.4 million, related to General and Administration and Research and Development, respectively was recognized for the quarter ended June 30, 2025.

Stock-based compensation expense relating to options granted of $4.2 million, of which $2.9 million and $1.3 million, related to General, Selling and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2026. Stock-based compensation expense relating to options granted of $2.3 million, of which $1.6 million and $0.7 million, related to General, Selling and Administration and Research and Development, respectively was recognized for the six-month period ended June 30, 2025.

As of June 30, 2026, we had approximately $22.6 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 3.11 years.

Employee Stock Purchase Plans

On May 5, 2023, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2023 Employee Stock Purchase Plan. (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holding Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 8, 2025.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of our common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of June 30, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,994,117 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the six months ended June 30, 2026 and 2025, $0.2 million and $0, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $53.3 million at June 30, 2026 for future work to be performed.

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

Operating leases

At June 30, 2026, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$71
2027	480
2028	451
2029	366
2030	31
1,399
Included interest	(127)
$1,272

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

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 2(c). Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 12, 2026 and incorporated herein by reference.

4.03	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.04	Form of Series C Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.05	Form of Series D Warrant. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.06	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.07	Amendment to Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.08	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 29, 2025 and incorporated herein by reference.

10.01	Tonix Pharmaceuticals Holding Corp. 2026 Stock Incentive Plan, filed as an exhibit to the Company’s Proxy Statement on Form DEF 14A on Form 8-K, filed with the Commission on March 30, 2026, and incorporated herein by reference. *

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: August 10, 2026	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)