Form 10-Q
period 2026-09-30
Tonix Pharmaceuticals Holding Corp.
filed 2026-11-09
CIK 1430306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 6, 2026, there were 19,431,516 shares of the registrant’s common stock outstanding.

TONIX PHARMACEUTICALS HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts) (unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$162,793	$207,637
Accounts receivable, net	14,599	6,271
Inventory	4,478	6,013
Prepaid expenses and other current assets	10,265	8,955
Total current assets	192,135	228,876

Property and equipment, net	44,888	44,456
Operating lease right-of-use assets	1,248	1,544
Other non-current assets	4,155	2,295

Total assets	$242,426	$277,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,062	$8,114
Accrued expenses and other current liabilities	24,626	22,598
Lease liability, short term	338	125
Total current liabilities	42,026	30,837

Lease liability, long term	915	1,184

Total liabilities	42,941	32,021

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2026 and December 31, 2025	—	—

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 19,150,163 and 12,788,069 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively, and 5,883 shares to be issued as of December 31, 2025	19	13
Additional paid-in capital	1,188,647	1,100,141
Accumulated deficit	(988,790)	(854,715)
Accumulated other comprehensive loss	(391)	(289)

Total stockholders’ equity	199,485	245,150

Total liabilities and stockholders’ equity	$242,426	$277,171

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Product revenue, net	$17,234	$3,290	$37,656	$7,717
COSTS AND EXPENSES:
Cost of sales	1,252	1,367	3,533	5,582
Research and development	25,824	9,289	63,454	27,545
Selling, general and administrative	45,590	25,701	110,173	52,007
	72,666	36,357	177,160	85,134

Operating loss	(55,432)	(33,067)	(139,504)	(77,417)

Contract income	666	982	1,266	2,941
Loss on extinguishment of debt	—	—	—	(2,092)
Interest income, net	1,362	1,231	4,140	2,713
Other income (expense), net	75	(1,156)	23	(3,256)

Net loss available to common stockholders	$(53,329)	$(32,010)	$(134,075)	$(77,111)

Net loss per common share, basic and diluted	$(2.89)	$(3.59)	$(8.24)	$(10.42)

Weighted average common shares outstanding, basic and diluted	18,440,773	8,922,792	16,278,383	7,403,400

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(53,329)	$(32,010)	$(134,075)	$(77,111)

Other comprehensive loss:
Foreign currency translation gain (loss)	(43)	(4)	(102)	(19)

Comprehensive loss	$(53,372)	$(32,014)	$(134,177)	$(77,130)

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit	Total
Balance, December 31, 2025	12,788,069	$13	$1,100,141	$(289)	$(854,715)	$245,150
Issuance of common stock under ATM program, net of transactional expenses of $676	1,411,449	1	20,125	—	—	20,126
Employee stock purchase plan (ESPP)	5,883	—	79	—	—	79
Stock-based compensation	—	—	1,970	—	—	1,970
Foreign currency translation gain (loss)	—	—	—	6	—	6
Net loss	—	—	—	—	(40,194)	(40,194)
Balance, March 31, 2026	14,205,401	14	1,122,315	(283)	(894,909)	227,137
Issuance of common stock under ATM program, net of transactional expenses of $1,049	2,585,400	3	33,486	—	—	33,489
Issuance of common stock upon exercise of stock option	1,516	—	16	—	—	16
Foreign currency translation gain (loss)	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	2,256	—	—	2,256
Net loss	—	—	—	—	(40,552)	(40,552)
Balance, June 30, 2026	16,792,317	17	1,158,073	(348)	(935,461)	222,281
Issuance of common stock under ATM program, net of transactional expenses of $896	2,340,713	2	28,097	—	—	28,099
Employee stock purchase plan (ESPP)	13,521	—	148	—	—	148
Issuance of common stock upon exercise of stock option	3,612	—	36	—	—	36
Foreign currency translation gain (loss)	—	—	—	(43)	—	(43)
Stock-based compensation	—	—	2,293	—	—	2,293
Net loss	—	—	—	—	(53,329)	(53,329)
Balance, September 30, 2026	19,150,163	$19	$1,188,647	$(391)	$(988,790)	$199,485

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2024	4,385,929	$4	$870,503	$(255)	$(730,694)	$139,558
Issuance of common stock under the At-the-Market agreement, net of transactional expenses of $2,182	2,741,887	3	59,840	—	—	59,843
Repurchase of common stock under share repurchase program, including transactional expenses of $8	(250,000)	—	(3,047)	—	—	(3,047)
Stock-based compensation	—	—	882	—	—	882
Foreign currency translation loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(16,829)	(16,829)
Balance, March 31, 2025	6,877,816	7	928,178	(266)	(747,523)	180,396
Issuance of common stock, under the At-the-Market agreement, net of transactional expenses of $487	769,752	1	15,522	—	—	15,523
Repurchase of common stock under share repurchase program, including transactional expenses of $5	(150,000)	—	(2,902)	—	—	(2,902)
Issuance of commitment shares	48,708	—	1,837	—	—	1,837
Stock-based compensation	—	—	1,423	—	—	1,423
Foreign currency translation loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(28,272)	(28,272)
Balance, June 30, 2025	7,546,276	8	944,058	(270)	(775,795)	168,001
Issuance of common stock under the At-the-Market agreement, net of transactional expenses of $2,993	2,621,928	2	93,231	—	—	93,233
Stock-based compensation	—	—	1,923	—	—	1,923
Foreign currency translation loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(32,010)	(32,010)
Balance, September 30, 2025	10,168,204	$10	$1,039,212	$(274)	$(807,805)	$231,143

See the accompanying notes to the condensed consolidated financial statements

TONIX PHARMACEUTICALS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,075)	$(77,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,817	1,437
Loss on note	—	1,159
Loss on extinguishment of debt	—	2,092
Bad debt	—	31
Issuance costs of derivative instruments	—	1,837
Inventory write-off	—	1,318
Amortization of debt discount	—	65
Stock-based compensation	6,519	4,228
Changes in operating assets and liabilities:
Other non-current assets	(2,169)	—
Accounts receivable	(8,328)	170
Inventory, current and non-current	62	1,362
Prepaid expenses and other current assets	(1,311)	(2,159)
Accounts payable	9,581	3,732
Lease liabilities and ROU asset, net	241	(18)
Accrued expenses and other current liabilities	2,028	1,663
Net cash used in operating activities	(125,635)	(60,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note	—	(2,012)
Purchase of property and equipment	(2,882)	(1,495)
Net cash used in investing activities	(2,882)	(3,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(5,949)
Proceeds from exercise of options	52	—
Proceeds from ESPP	227	—
Payment of term loan	—	(9,650)
Proceeds, net of $2,621 and $5,750 expenses, from sale of common stock and warrants	81,714	170,986
Net cash provided by financing activities	81,993	155,387

Effect of currency rate change on cash	(102)	(17)

Net (decrease) increase in cash, cash equivalents and restricted cash	(46,626)	91,669
Cash, cash equivalents and restricted cash beginning of the period	209,807	99,680

Cash, cash equivalents and restricted cash end of period	$163,181	$191,349

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$89
Non-cash financing and investing activities:
Issuance costs from derivative instruments	$—	$1,837
Purchases of property and equipment included in accounts payable and accrued liabilities	$232	$263

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS

Tonix Pharmaceuticals (“Tonix” or the “Company”) is a fully integrated biopharmaceutical company commercializing and developing innovative therapies for central nervous system (“CNS”) disorders, infectious diseases, and immunology. The Company’s portfolio consists of commercial, development-stage and discovery programs.

TONMYA® (cyclobenzaprine HCl sublingual tablets 2.8 mg), the Company’s flagship internally conceived and developed medicine, is the first new medicine for fibromyalgia in adults approved by the U.S. Food and Drug Administration (“FDA”) in more than 15 years. Tonix’s CNS commercial infrastructure supports its marketed products, including its acute migraine products, Zembrace® SymTouch® (sumatriptan injection 3 mg) and Tosymra® (sumatriptan nasal spray 10 mg). Tonix received approval from the FDA for TONMYA for the treatment of fibromyalgia in adults in August 2025 and commercially launched TONMYA in November 2025. TONMYA is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use, for which the Company holds worldwide commercialization rights. Tonix’s commercial platform includes sales, marketing, market access, distribution, and patient support capabilities.

Tonix is advancing a diversified pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. The Company’s pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with several programs in clinical and preclinical development.

Clinical Stage Pipeline

TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. Tonix is exploring the utility of TNX-102 SL (cyclobenzaprine HCl sublingual tablets) in Phase 2 clinical trials for major depressive disorder (“MDD”) and acute stress disorder (“ASD”)/acute stress reaction (“ASR”). A potentially pivotal Phase 2 study of TNX-102 SL as a first-line monotherapy in adults with MDD, the HORIZON study, commenced in June 2026 and is currently enrolling.

TNX-102 SL is being developed to treat ASD/ASR under an investigator-initiated investigational new drug (“IND”) application at the University of North Carolina (“UNC”) in the ongoing OASIS study funded by a grant UNC received from the U.S. Department of Defense (“DoD”). Topline data from the OASIS study is expected to be reported mid-2027.

Tonix’s clinical-stage infectious disease portfolio includes TNX-4800, a human monoclonal antibody targeting Borrelia OspA, for the prevention of Lyme disease in the U.S., where no vaccines or prophylactics for Lyme disease are approved by the FDA. Tonix received positive, final minutes from the FDA following a Type C meeting in the third quarter of 2026. The minutes support the planned initiation of an adaptive Phase 2 field study in the first quarter of 2027. The Phase 2 study is expected to enroll in the 2027 and 2028 seasons, with the majority of participants enrolled in 2028, pending final FDA review and agreement on the study protocol. If the attack rate is lower than expected, the study could continue enrolling in 2029. TNX-4800 was licensed from UMass Chan Medical School.

Tonix’s clinical-stage immunology development portfolio includes TNX-1500 (provisional international nonproprietary name: mosdaprubart), which is a Phase 2-ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection and for the treatment of autoimmune diseases. A Phase 2, open-label, investigator-initiated study to prevent rejection in adult kidney transplant patients at Massachusetts General Hospital (“MGH”) is expected to begin in the first quarter of 2027.

Tonix’s clinical-stage CNS portfolio includes the biologic candidate TNX-1300 (double-mutant cocaine esterase), which is being developed for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA, and a Phase 2 study has been completed. Tonix met with the FDA in the fourth quarter of 2026 to discuss the clinical design of the next Phase 2 study but does not plan to initiate a study in the near term in order to prioritize its cash and resource allocation toward TONMYA and TNX-4800.

Tonix uses artificial intelligence (“AI”) and computational tools to support scientific research, drug development and corporate activities. The Company’s AI-assisted scientific analyses are subject to appropriate human review and, where relevant, experimental and clinical validation.

The Company is focused on supporting TONMYA’s commercial growth and the advancement of TNX-102 SL in MDD, TNX-4800 for Lyme disease prevention, and TNX-1500 in an investigator-initiated study to prevent kidney transplant rejection.

Research Contract with the U.S. Department of Defense

Tonix is developing a pre-IND infectious disease program designated TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34.1 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (“DTRA”). Tonix owns and operates a state-of-the-art research facility in Frederick, Maryland that supports this research.

Our product candidates are investigational and have not been approved for the indications for which they are being developed.

The condensed consolidated financial statements include the accounts of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries, Tonix Pharmaceuticals, Inc., Krele LLC, Tonix Pharmaceuticals (Canada), Inc., Tonix Medicines, Jenner Institute LLC, Tonix R&D Center LLC, Tonix Pharma Limited and Ixovia Corp. (collectively, the “Company” or “Tonix”). All intercompany balances and transactions have been eliminated in consolidation.

Zembrace SymTouch and Tosymra are registered trademarks of Tonix Medicines. TONMYA is a registered trademark of Tonix Pharma Limited. All other marks are the property of their respective owners. Tonix is led by a management team with significant industry experience in drug development and commercialization.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2026, the Company had working capital of approximately $150.1 million. At September 30, 2026, the Company had an accumulated deficit of approximately $988.8 million. The Company held cash and cash equivalents of approximately $162.8 million as of September 30, 2026. The Company believes that its cash resources at September 30, 2026, and the net proceeds of $1.5 million that it raised from equity offerings subsequent to September 30, 2026, will meet its planned operating and capital expenditure requirements into early third quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and must obtain additional funding through public and private financing and collaborative arrangements with strategic partners to increase the funds available to fund operations. However, the Company may not be able to raise capital on terms acceptable to the Company, or at all. Without additional funds, it may be forced to delay, scale back, or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to maintain sufficient funds to continue operations. If any of these events occurs, its ability to achieve development and commercialization goals would be adversely affected and the Company may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to be those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased. At September 30, 2026, and December 31, 2025, cash equivalents, which consisted of money market funds and other cash equivalents, amounted to approximately $142.8 million and $148.7 million, respectively. Restricted cash, which is included in Other non-current assets on the consolidated balance sheet, at September 30, 2026, of approximately $0.4 million collateralizes a letter of credit issued in connection with the lease of office space in Berkeley Heights, New Jersey. Restricted cash, which is included in Other non-current assets on the consolidated balance sheets, at December 31, 2025, of approximately $2.2 million collateralizes a letter of credit issued in connection with the lease of office space in Berkeley Heights, New Jersey and Chatham, New Jersey, and restricted cash held by vendors in escrow accounts for patient support services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$162,793	$207,637
Restricted cash	388	2,170
Total	$163,181	$209,807

Accounts Receivable, net

Accounts receivable consist of amounts due from our wholesale and other third-party distributors and pharmacies, with standard payment terms that generally require payment within 30 to 90 days. For certain customers, the accounts receivable for the customer is net of cash discounts, chargebacks and customer rebates. We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written off against the reserve.

As of September 30, 2026, and December 31, 2025, the Company had $0 and $31,000, respectively, as an allowance for expected credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the asset’s estimated useful life, which ranges from 20 to 40 years for buildings, 15 years for land improvements and laboratory equipment, three years for computer assets, five years for furniture and all other equipment and the shorter of the useful life or term of lease for leasehold improvements. Depreciation and amortization on an asset begins when the asset is placed in service. Depreciation and amortization expense for the three months ended September 30, 2026, and 2025 was $0.6 million and $0.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026, and 2025 was $1.8 million and $1.4 million, respectively. The Company’s property and equipment is located in the United States.

Impairment testing of long-lived assets

The Company evaluates long-lived assets for impairment, including property and equipment and operating lease right-of-use assets whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the nine months ended September 30, 2026 and 2025, the Company believed that no impairment existed.

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

Chargebacks - The Company sells a portion of its products indirectly through wholesaler distributors, and enters into specific agreements with indirect customers to establish pricing for the Company’s products, and in turn, the indirect customers and entities independently purchase these products. Because the price paid by the indirect customers and/or entities is lower than the price paid by the wholesaler, the Company provides a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesale customer’s purchase price. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

Rebates - The Company participates in certain government and specific sales rebate programs that provide discounted prescription drugs to qualified recipients and primarily relate to Medicaid and managed care rebates, pharmacy rebates, Tri-Care rebates and discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.

●	Managed Care Rebates are processed in the quarter following the quarter in which they are earned. The managed care reporting entity submits utilization data after the end of the quarter and the Company processes the payment in accordance with contract terms. All rebates earned but not paid are estimated by the Company according to historical payments trended for market growth assumptions and new and/or updated contract terms.

●	Medicaid and State Agency rebates are based upon historical experience of claims submitted by various states. The Company monitors Medicaid legislative changes to determine what impact such legislation may have on the provision for Medicaid rebates. The accrual of State Agency reserves is based on historical payment rates and new and/or updated contract terms impacting Medicaid rebates. There is an approximate four- to six-month lag from the time of product sale until the rebate is paid.

●	Tri-Care represents a regionally managed health care program for active duty and retired members, dependents and survivors of the US military. The Tri-Care program supplements health care resources of the US military with civilian health care professionals for greater access and quality healthcare coverage. Through the Tri-Care program, the Company provides pharmaceuticals on a direct customer basis. Prices of pharmaceuticals sold under the Tri-Care program are pre-negotiated and a reserve amount is established to represent the proportionate rebate amount associated with product sales.

●	The Inflation Reduction Act (IRA) enacted on August 16, 2022, replaced the coverage gap provisions effective January 1, 2025. The IRA shifts a portion of the Medicare beneficiary costs after meeting a certain annual threshold to manufacturers in the form of rebates to the government. Since the nature of the program is that coverage limits are reset at the beginning of the calendar year, the payments escalate each quarter as the beneficiaries reach the annual threshold. The Company has determined that the cost of this reserve will be viewed as an annual cost. Therefore, the accrual will be incurred evenly during the year with quarterly review of the liability based on payment trends and any revision to the projected annual cost.

Prompt-Pay and other Sales Discounts - The Company provides for prompt pay discounts, which are recorded as a reduction of revenue and as a reduction in the accounts receivable at the time of sale based on the customer’s contracted discount rate. Consumer sales discounts represent programs the Company has in place to reduce costs to the patient. This includes copay buy down and eVoucher programs.

Product Returns - Consistent with industry practice, the customer’s right of return commences typically six months prior to product expiration date and ends one year after product expiration date. Products returned for expiration are reimbursed at current wholesale acquisition cost or indirect contract price. The Company estimates the amount of its product sales that may be returned by the Company’s customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product returns as a percentage of sales to its customers. The rate is estimated by using historical sales information or appropriate industry average for newly launched products. Adjustments are made to the current provision for returns when data suggest product returns may differ from original estimates.

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

The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company accounts for trial expenses according to the timing of various aspects of the trial. The Company determines accrual estimates taking into account discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed.

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

Government Grants and Contracts

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities covered by the applicable grant or contract approved by the government authority. U.S. GAAP does not provide specific recognition and measurement guidance for government grants to business entities. The Company applies International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for government grants. Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government grants received are recognized in earnings in the same period the underlying costs for which the grant is intended to compensate are incurred. The Company classifies government funding received under these arrangements as either a reduction to the related research and development expense or as contract income in the consolidated statements of operations, depending on the fee structure of the arrangement.  The Company also applies the disclosure requirements of ASC 832, Government Assistance.

In August 2022, the Company received a Cooperative Agreement grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to support the development of its TNX-1300 product candidate for the treatment of cocaine intoxication. No funding was received or recognized during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded $0 million and $0.6 million, respectively, in funding as a reduction of related research and development expense, of which all is included in prepaid expenses and other current assets.

In June 2024, the Company was awarded a prototype Other Transaction Agreement from DTRA, an agency within the U.S. Department of Defense, to fund the Company’s TNX-4200 program for the development of a small molecule broad-spectrum antiviral for the prevention or treatment of viral infections to improve the medical readiness of military personnel in biological threat environments. The DTRA contract provides for payments totaling up to $34.1 million over five years, which is subject to adjustment based on costs, scope, budget, and other factors as the program advances. Funding under the DTRA contract is earned and recognized under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for all direct costs incurred plus allowable indirect costs and a fixed fee.  During the three and nine months ended September 30, 2026, $0.7 million and $1.3 million, respectively, were recognized in contract income related to the DTRA contract. During the three and nine months ended September 30, 2025, $1.0 million and $2.9 million, respectively, were recognized in contract income related to the DTRA contract.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company recorded advertising and promotion expenses of approximately $15.0 million and $9.3 million, respectively, for the three months ended September 30, 2026, and 2025. The Company recorded advertising and promotion expenses of approximately $30.4 million and $13.5 million, respectively, for the nine months ended September 30, 2026, and 2025.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2026, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Per Share Data

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Prefunded warrants are assumed exercised on the date of issuance and are included in the basic earnings per share (“EPS”) calculation and are therefore excluded from the table below.

All warrants (See Note 14) issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and nine months ended September 30, 2026 and 2025, as results of operations were a loss for the periods.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share, as of September 30, 2026, and 2025, are as follows:

	2026	2025
Warrants to purchase common stock	26,239	26,239
Options to purchase common stock	2,228,755	1,139,202
Totals	2,254,994	1,165,441

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2024-03 on its financial statements.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORY

The components of inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
	(in thousands)
Raw Materials	$2,455	$2,506
Work-in-process	—	1,370
Finished Goods	3,496	2,137
Total Inventory	$5,951	$6,013

Recognized as:
Inventory	$4,478	$6,013
Other non-current assets	1,473	—
	$5,951	$6,013

Inventory amounts recognized within Other non-current assets consist almost entirely of raw materials that are not expected to be sold within one year.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
	(in thousands)
Property and equipment, net:
Land	$8,011	$8,011
Land improvements	305	305
Buildings	25,769	25,096
Office furniture and equipment	2,542	2,014
Laboratory equipment	15,853	14,849
Leasehold improvements	247	203
Property and equipment gross	52,727	50,478
Less: Accumulated depreciation and amortization	(7,839)	(6,022)
Property and equipment, net	$44,888	$44,456

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

As of September 30, 2026, and December 31, 2025, the Company used Level 1 quoted prices in active markets to value cash equivalents of $142.8 million and $148.7 million, respectively. The Company did not have any material Level 2 or Level 3 assets or liabilities as of September 30, 2026 and December 31, 2025.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – SEGMENT INFORMATION AND CONCENTRATIONS

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages the Company’s operations and allocates resources based on the Company’s consolidated results; therefore, the Company operates as one segment.

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for net income (loss) as reported on the Company’s consolidated statements of operations. The significant segment expenses regularly provided to the CODM are consistent with the operating expenses reported on the Company's condensed consolidated statements of operations. Research and development expenses are provided on a more disaggregated basis, as shown below. Other segment items consist of contract income, loss on extinguishment of debt, interest income, net, and other income (expense), net as presented on the condensed consolidated statements of operations.

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	Three Months Ended September 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX-102 SL	$3,122	$33	$3,089
Direct expenses – TNX-801	414	636	(222)
Direct expenses – TNX-1500	2,601	1,887	714
Direct expenses – TNX-1900	376	405	(29)
Direct expenses – TNX-4200	1,039	306	733
Direct expenses – TNX-4800	9,640	45	9,595
Direct expenses – Other programs	796	168	628
Internal staffing, overhead and other	7,836	5,809	2,027
Total research & development	$25,824	$9,289	$16,535

	Nine Months Ended September 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX-102 SL	$8,124	$2,530	$5,594
Direct expenses – TNX-801	3,689	1,049	2,640
Direct expenses – TNX-1500	7,508	3,271	4,237
Direct expenses – TNX-1900	2,122	741	1,381
Direct expenses – TNX-4200	1,621	730	891
Direct expenses – TNX-4800	12,240	1,295	10,945
Direct expenses – Other programs	3,733	1,823	1,910
Internal staffing, overhead and other	24,417	16,106	8,311
Total research & development	$63,454	$27,545	$35,909

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing activities, such as fees paid to contractors, consultants and contract research organizations in connection with our development work. Included in “Internal Staffing, Overhead and Other” are overhead, supplies, research and development employee costs (including stock option expenses), travel, and regulatory and legal costs.

The Company had three products that accounted for $17.2 million and $37.7 million, respectively, representing 100% of total revenues during the three and nine months ended September 30, 2026. The Company had two products that accounted for $3.3 million and $7.7 million, respectively, representing 100% of total revenues during the three and nine months ended September 30, 2025.

As of September 30, 2026, accounts receivable from three customers accounted for 37%, 25%, and 24% of accounts receivable. As of December 31, 2025, accounts receivable from three customers accounted for 34%, 29%, and 28% of total accounts receivable.

For the three months ended September 30, 2026, revenues from three customers accounted for 29%, 24%, and 23% of net product revenues. For the three months ended September 30, 2025, revenues from five customers accounted for 25%, 24%, 22%, 19% and 11% of net product revenues. For the nine months ended September 30, 2026, revenues from three customers accounted for 29%, 26%, and 21% of net product revenues. For the nine months ended September 30, 2025, revenues from five customers accounted for 23%, 22%, 21%, 20% and 13% of net product revenues.

NOTE 7 – OTHER BALANCE SHEET INFORMATION

Components of selected captions in the consolidated balance sheets consist of:

	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets:	(in thousands)
Contract research-related	$4,452	$3,485
Prepaid Inventory	1,000	1,000
Prescription drug user fee	1,251	663
Taxes	309	566
Insurance	318	1,650
Professional fees and other	2,935	1,591
	$10,265	$8,955

Other non-current assets:
Amounts held in escrow	$2,168	$—
Inventory	1,473	—
Restricted cash	388	2,170
Domain name	120	120
Security deposits	6	5
	$4,155	$2,295

Accrued expenses and other current liabilities:
Contract research-related	$5,357	$3,425
Compensation and compensation-related	6,681	6,144
Gross-to-net deductions	11,606	7,909
Professional fees and other	982	5,120
	$24,626	$22,598

 NOTE 8 – DEBT FINANCING

On December 8, 2023, the Company entered into a Loan and Guaranty Agreement (the “Loan Agreement”) by and among the Company, Krele LLC, Tonix Pharmaceuticals, Inc., Jenner Institute LLC and Tonix R&D Center LLC (collectively, the “Loan Parties”), with JGB Capital, LP, JGB Partners, LP, JGB (Cayman) Port Ellen Ltd., and any other lender from time to time party hereto (collectively, the “Lenders”), and JGB Collateral LLC, as administrative agent and collateral agent for the Lenders (in such capacity, “JGB Agent”) for a 36-month term loan (the “Term Loan”) in the aggregate principal amount of $11.0 million, with a maturity date of December 8, 2026 (the “Maturity Date”). The Term Loan was funded with an original issue discount of 9% of the principal amount of the Term Loan, or $1.0 million, which was amortized over the term of the debt as an adjustment to the effective interest rate on the outstanding borrowings.

During the first quarter of 2025, the Company paid $9.6 million as a result of a repayment of the above-mentioned Term Loan. The amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a pay-off letter and included a prepayment fee of $1.0 million in accordance with the terms and provisions of the Loan Agreement. In connection with the repayment of the Term Loan, the Company incurred a loss on extinguishment of the debt amounting to $2.1 million during the nine months ended September 30, 2025.

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

NOTE 10 – REVENUES

Disaggregation of Net Revenues

The Company’s net product revenues are summarized below:

	Three Months Ended September 30,
	2026	2025
TONMYA	$15,024	$—
Zembrace SymTouch	1,521	2,582
Tosymra	689	708
Total product revenues	$17,234	$3,290

	Nine Months Ended September 30,
	2026	2025
TONMYA	$29,708	$—
Zembrace SymTouch	6,447	6,178
Tosymra	1,501	1,539
Total product revenues	$37,656	$7,717

All sales are generated in the United States.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, rebates, sales and other discounts, and product returns, which are all customary to the pharmaceutical industry.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in millions):

	Accrued Liabilities		Contra Receivable
	Rebates & Discounts	Returns	Distribution & Chargebacks	Total
Reserve balance, January 1, 2026	5.7	2.2	1.0	8.9
Current provisions relating to sales in current year	19.3	2.3	7.8	29.4
Payments/credits received in current year	(13.6)	(1.6)	(6.5)	(21.7)
Change in estimate related to sales in the prior year	(2.8)	0.1	(0.1)	(2.8)
Reserve balance, September 30, 2026	$8.6	3.0	2.2	13.8

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Accrued Liabilities		Contra Receivable
	Rebates & Discounts	Returns	Distribution & Chargebacks	Total
Reserve balance, January 1, 2025	2.1	1.5	0.8	4.4
Current provisions relating to sales in current year	9.3	0.7	1.9	11.9
Payments/credits received in current year	(7.2)	(0.1)	(2.0)	(9.3)
Reserve balance, September 30, 2025	$4.2	2.1	0.7	7.0

NOTE 11 – ASSET PURCHASE AGREEMENT WITH UPSHER-SMITH

On June 30, 2023, the Company completed the acquisition of certain assets from Upsher Smith related to Zembrace SymTouch (sumatriptan injection) 3 mg (“Zembrace”) and Tosymra (sumatriptan nasal spray) 10 mg (“Tosymra”) products.

The Company has assumed certain obligations of Upsher Smith, including the payment of quarterly royalties on annual net sales of the acquired products in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Royalty payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory.

For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales greater than $100 million. Such royalty payments were payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates shall be reduced by 90% with respect to Zembrace, and by 66.7% for Tosymra. Prior to Purchaser or a licensee filing an application for marketing authorization for either of the products in a permitted country outside the U.S., the parties will negotiate in good faith the royalty payment rates and annual net sales tiers that will apply for such country, based on the market opportunity for the product in such country. If the parties fail to agree, then the royalty payment rates and annual net sales tiers described above will apply.

In addition, the Company has assumed the obligation to pay an additional 3% royalty on net sales of Tosymra, plus an additional 3% if a patent containing certain claims related to Tosymra issues in the U.S., for 15 years from the first commercial sale of Tosymra in the applicable country or for as long as the manufacture, use or sale of Tosymra in such country is covered by a valid claim of a licensed patent, and up to $15 million per Tosymra product on the achievement of sales milestones ranging from $250 million to $1 billion in annual worldwide net sales, which the Company considers remote. These royalty payments are included in cost of sales on the consolidated statement of operations.

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

Pursuant to the terms of the 2025 Purchase Agreement, at the time the Company signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, the Company issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the nine months ended September 30, 2026, under the 2025 Purchase Agreement.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. The Company concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of September 30, 2026 and December 31, 2025.

2025 At-the-Market Offerings

On June 11, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is the sales agent under the at-the-market (“ATM”) offering program and is paid a 3% commission on each sale under the 2025 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and nine months ended September 30, 2026, the Company sold 2.3 million and 6.3 million shares, respectively, of common stock under the 2025 Sales Agreement, for net proceeds of approximately $28.1 million and $81.7 million, respectively. Subsequent to September 30, 2026, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $1.5 million. During both the three and nine months ended September 30, 2025, the Company sold 1.7 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $55.7 million.

2024 At-the-Market Offerings

  On July 30, 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”), with AGP pursuant to which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $250.0 million in sales. AGP is sales agent under the ATM and is paid a 3% commission on each sale under the 2024 Sales Agreement. The Company’s common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and nine months ended September 30, 2025, the Company sold approximately 0.9 million and 4.5 million shares, respectively, of common stock under the 2024 Sales Agreement for net proceeds of approximately $37.5 million and $112.9 million, respectively. The Company can no longer sell shares under the 2024 Sales Agreement as the Company has reached the aggregate $250 million in sales.

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which the Company may repurchase up to $10.0 million in value of its outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.

During the nine months ended September 30, 2025, the Company repurchased 400,000 shares of its common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired. No shares of common stock were repurchased during the nine months ended September 30, 2026.

The Company repurchased the following capital stock:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total cost of repurchased shares (in thousands)	$—	$5,949

Shares repurchased	—	400,000

Weighted average price per share	$—	14.84

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – STOCK-BASED COMPENSATION

On May 7, 2026, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2026 Stock Incentive Plan (the “2026 Plan”), which replaced the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan.

Under the terms of the 2026 Plan, the Company may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units (“RSUs”), (5) other stock-based awards, and (6) cash-based awards. The 2026 Plan initially provided for the issuance of up to 1,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2026 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2026 Plan). In addition, the 2026 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2026 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the greater of (a) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year calculated on a fully diluted basis, and (y) the total number of shares of common stock reserved under the 2026 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) and (b) five percent (5%) of the total number of shares of stock outstanding as of December 31st of the preceding calendar year, calculated on a fully diluted basis.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2026 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in the absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2026 Plan may not be more than ten years. As of September 30, 2026, there were 713,200 shares available for future awards under the 2026 Plan.

General

A summary of the stock option activity and related information for the Plans for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,150,551	$43,826	9.26	$0
Grants	1,342,239	14.60		—
Exercised	(5,128)	8.05
Forfeitures or expirations	(258,907)	161,190

Outstanding at September 30, 2026	2,228,755	$3,908	9.03	$662,296
Exercisable at September 30, 2026	520,228	$16,695	8.48	$359,466

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price at the respective dates.

The weighted average fair value of options granted during the three and nine months ended September 30, 2026, was $9.94 per share and $12.93 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2025, was $31.62 per share and $12.72 per share, respectively.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company measures the fair value of stock options on the date of grant, based on the Black-Scholes option pricing model using certain assumptions discussed below, and the closing market price of the Company’s common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, the Company issues options to directors which vest over a one-year period. The Company also issues premium options to executive officers which have an exercise price greater than the grant date fair value and has issued performance-based options which vest when target parameters are met or probable of being met, subject in each case to a one-year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable service period using the straight-line method.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2026, and 2025 were as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Risk-free interest rate	3.81 to 4.54%	3.81 to 4.30%
Expected term of option	5.50 to 6.08 years	5.50 to 6.08 years
Expected stock price volatility	132.61 to 148.41%	149.34 to 153.44%
Expected dividend yield		0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

Stock-based compensation expense related to options granted was $2.2 million for the three months ended September 30, 2026, including $1.7 million in selling, general and administrative expenses and $0.5 million in research and development expenses. Stock-based compensation expense related to options was $1.8 million for the three months ended September 30, 2025, including $1.2 million in selling, general and administrative expenses and $0.6 million in research and development expenses.

Stock-based compensation expense related to options was $6.3 million for the nine months ended September 30, 2026, including $4.6 million in selling, general and administrative expenses and $1.7 million in research and development expenses. Stock-based compensation expense related to options was $4.1 million for the nine months ended September 30, 2025, including $2.8 million in selling, general and administrative expenses and $1.3 million in research and development expenses.

As of September 30, 2026, the Company had approximately $19.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which the Company expects to recognize over a weighted average period of 2.7 years.

Employee Stock Purchase Plans

On May 5, 2023, the Company’s stockholders approved the Tonix Pharmaceuticals Holding Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holding Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by the Company’s stockholders on May 8, 2025.

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

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of the Company’s common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of September 30, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,980,596 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2026 and 2025, $0.2 million and $84,000, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued. In July 2026, 13,521 shares that were purchased as of June 30, 2026, under the 2025 ESPP, were issued. As of September 30, 2026, approximately $68,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses.

NOTE 14 – WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2026:

Exercise	Number		Expiration
Price	Outstanding		Date
$0.001	615,025	(1)	December 2030
$1,056.00	4,585		April 2029
$1,056.00	2,782		April 2029
$1,056.00	2,172		April 2029
$1,056.00	10,884		April 2029
$1,600.00	36		October 2028
$2,720.00	5,758		December 2028
$3,200.00	22		August 2028
	641,264

(1)	Represents prefunded warrants.

During the nine months ended September 30, 2025, 13,666 warrants with an exercise price of $1,056 became exercisable, 5,758 warrants with an exercise price of $1,776 became exercisable upon FDA acceptance of our NDA filing, and 1 warrant with an exercise price of $364,800 expired.

TONIX PHARMACEUTICALS HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contractual agreements

The Company has entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $43.3 million at September 30, 2026 for future work to be performed.

The Company has entered into various exclusive license agreements with various institutions with the right to sublicense, certain patents, technical information and material, and to develop and commercialize products thereunder. In addition to any upfront payments already paid, the Company may be obligated to pay milestone fees ranging from $25,000 to $5.0 million based on the potential achievement of certain development milestones, as well as milestone fees ranging from $55,000 to $20.0 million based on certain potential commercial achievements, as specified in the respective license agreement. Additionally, for licensed products sold during the applicable royalty term, the Company must pay royalties in the low-to-mid single digits, beginning in the year after the Company completes its first commercial sale of a licensed product. Finally, the Company has the right to grant sublicenses to third parties under each license agreement and is required to pay a sublicense income share based on the stage of development of the licensed product at the time the sublicense is granted. On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of September 30, 2026 or December 31, 2025.

Defined contribution plan

The Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) Plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 100 percent of each participant’s pretax contributions of up to six percent of his or her eligible compensation. The Company charged operations $0.3 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, for contributions under the 401(k) Plan.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $1.5 million.

On October 1, 2026, the Company received a paragraph IV certification notice from Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) regarding an abbreviated new drug application seeking FDA approval of a generic version of TONMYA (cyclobenzaprine hydrochloride) sublingual tablets, 2.8 mg. DRL alleges that U.S. Patent Nos. 9,636,408, 9,956,188, 10,117,936 and 10,864,175, which are listed in the Orange Book for TONMYA, are invalid, unenforceable and/or will not be infringed by its proposed product. The Company intends to commence patent infringement litigation against DRL within 45 days after receipt of the notice to enforce its patent rights and obtain a 30-month stay of FDA approval of DRL’s application, subject to applicable statutory exceptions and court orders. The Company cannot predict the outcome of this matter.

On October 30, 2026, the Company appointed George Lederman, PhD, as Executive Vice President, Strategy and Transformation. Dr. Lederman is the son of Seth Lederman, MD, the Company’s President and Chief Executive Officer. His appointment was reviewed and approved by the independent members of the Company’s Board of Directors and Audit Committee in accordance with the Company’s related party transactions policy, and his compensation was reviewed and approved by the independent members of the Company’s Board of Directors and Compensation Committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to: our need for additional financing; risks related to the failure to successfully market any of our products; risks related to the failure to obtain FDA clearances or approvals and noncompliance with FDA regulations; risks related to the timing and progress of clinical development of our product candidates; uncertainties of patent protection and litigation; uncertainties of government or third party payor reimbursement; limited research and development efforts and dependence upon third parties; and substantial competition.

Business Overview

We are a fully integrated biopharmaceutical company commercializing and developing innovative therapies for central nervous system (“CNS”) disorders, infectious diseases, and immunology. Our portfolio consists of commercial, development-stage and discovery programs.

TONMYA® (cyclobenzaprine HCl sublingual tablets 2.8 mg), our flagship internally conceived and developed medicine, is the first new medicine for fibromyalgia in adults approved by the U.S. Food and Drug Administration (“FDA”) in more than 15 years. Our CNS commercial infrastructure supports our marketed products, including our acute migraine products, Zembrace® SymTouch® (sumatriptan injection 3 mg) and Tosymra® (sumatriptan nasal spray 10 mg). We received approval from the FDA for TONMYA for the treatment of fibromyalgia in adults in August 2025 and commercially launched TONMYA in November 2025. TONMYA is a centrally acting, non-opioid analgesic designed for bedtime administration and long-term use, for which we hold worldwide commercialization rights. Our commercial platform includes sales, marketing, market access, distribution, and patient support capabilities.

We are advancing a diversified pipeline generated through internal discovery, in-licensing, acquisitions, and collaborations with academic and non-profit institutions. Our pipeline addresses conditions that span CNS, infectious disease, immunology, and rare disease, with several programs in clinical and preclinical development.

Clinical Stage Pipeline

TONMYA’s proprietary cyclobenzaprine HCl sublingual tablet formulation is referred to as “TNX-102 SL” outside of the fibromyalgia indication. We are exploring the utility of TNX-102 SL (cyclobenzaprine HCl sublingual tablets) in Phase 2 clinical trials for major depressive disorder (“MDD”) and acute stress disorder (“ASD”)/acute stress reaction (“ASR”). A potentially pivotal Phase 2 study of TNX-102 SL as a first-line monotherapy in adults with MDD, the HORIZON study, commenced in June 2026 and is currently enrolling.

TNX-102 SL is being developed to treat ASD/ASR under an investigator-initiated investigational new drug (“IND”) application at the University of North Carolina (“UNC”) in the ongoing OASIS study funded by a grant UNC received from the U.S. Department of Defense (“DoD”). Topline data from the OASIS study is expected to be reported mid-2027.

Our clinical-stage infectious disease portfolio includes TNX-4800, a human monoclonal antibody targeting Borrelia OspA, for the prevention of Lyme disease in the U.S., where no vaccines or prophylactics for Lyme disease are approved by the FDA. We received positive, final minutes from the FDA following a Type C meeting in the third quarter of 2026. The minutes support the planned initiation of an adaptive Phase 2 field study in the first quarter of 2027. The Phase 2 study is expected to enroll in the 2027 and 2028 seasons, with the majority of participants enrolled in 2028, pending final FDA review and agreement on the study protocol. If the attack rate is lower than expected, the study could continue enrolling in 2029. TNX-4800 was licensed from UMass Chan Medical School.

Our clinical-stage immunology development portfolio includes TNX-1500 (provisional international nonproprietary name: mosdaprubart), which is a Phase 2-ready Fc-modified humanized monoclonal antibody targeting CD40-ligand (CD40L or CD154) being developed for the prevention of kidney transplant rejection and for the treatment of autoimmune diseases. A Phase 2, open-label, investigator-initiated study to prevent rejection in adult kidney transplant patients at Massachusetts General Hospital (“MGH”) is expected to begin in the first quarter of 2027.

Our clinical-stage CNS portfolio includes the biologic candidate TNX-1300 (double-mutant cocaine esterase), which is being developed for the treatment of cocaine intoxication. TNX-1300 has been granted Breakthrough Therapy designation by the FDA, and a Phase 2 study has been completed. We met with the FDA in the fourth quarter of 2026 to discuss the clinical design of the next Phase 2 study but do not plan to initiate a study in the near term in order to prioritize our cash and resource allocation toward TONMYA and TNX-4800.

We use artificial intelligence (“AI”) and computational tools to support scientific research, drug development and corporate activities. Our AI-assisted scientific analyses are subject to appropriate human review and, where relevant, experimental and clinical validation.

We are focused on supporting TONMYA’s commercial growth and the advancement of TNX-102 SL in MDD, TNX-4800 for Lyme disease prevention and TNX-1500 in an investigator-initiated study to prevent kidney transplant rejection.

Research Contract with the U.S. Department of Defense

We are developing a pre-IND infectious disease program designated TNX-4200, which is a small molecule broad-spectrum antiviral agent targeting CD45 to improve the medical readiness of military personnel in biological threat environments. The TNX-4200 program is supported by a $34.1 million contract over five years from the U.S. DoD’s Defense Threat Reduction Agency (“DTRA”). We own and operate a state-of-the-art research facility in Frederick, Maryland that supports this research.

Our product candidates are investigational and have not been approved for the indications for which they are being developed.

Zembrace SymTouch and Tosymra are registered trademarks of Tonix Medicines. TONMYA is a registered trademark of Tonix Pharma Limited. All other marks are the property of their respective owners. We are led by a management team with significant industry experience in drug development and commercialization.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the sales of our commercial products, progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth our operating results for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
REVENUE
Product revenue, net	$17,234	$3,290

COSTS AND EXPENSES:
Cost of sales	1,252	1,367
Research and development	25,824	9,289
Selling, general and administrative	45,590	25,701
Total operating expenses	72,666	36,357
Operating loss	(55,432)	(33,067)
Contract income	666	982
Interest income, net	1,362	1,231
Other income (expense), net	75	(1,156)
Net loss	$(53,329)	$(32,010)

Revenues. Revenue recognized for the three months ended September 30, 2026 and 2025, was $17.2 million and $3.3 million, respectively. The increase is predominantly due to the launch of TONMYA in November 2025.

Our net product revenues are summarized below:

	Three Months Ended September 30,
	2026	2025
TONMYA	$15,024	$—
Zembrace SymTouch	1,521	2,582
Tosymra	689	708
Total product revenues	$17,234	$3,290

Cost of Sales. Cost of sales recognized for the three months ended September 30, 2026 and 2025, was $1.3 million and $1.4 million, respectively. The decrease in cost of sales is driven by a change in product mix.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2026 were $25.8 million, an increase of $16.5 million, or 178%, from $9.3 million for the three months ended September 30, 2025. This increase is predominantly due to increased clinical expenses of $3.6 million, non-clinical expenses of $1.1 million and manufacturing expenses of $9.8 million as a result of advancing our prioritized pipeline period over period, as well as increased employee-related costs of $1.5 million due to increased headcount.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended September 30, 2026, and 2025.

	Three Months Ended September 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX-102 SL	$3,122	$33	$3,089
Direct expenses – TNX-801	414	636	(222)
Direct expenses – TNX-1500	2,601	1,887	714
Direct expenses – TNX-1900	376	405	(29)
Direct expenses – TNX-4200	1,039	306	733
Direct expenses – TNX-4800	9,640	45	9,595
Direct expenses – Other programs	796	168	628
Internal staffing, overhead and other	7,836	5,809	2,027
Total research & development	$25,824	$9,289	$16,535

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing activities, such as fees paid to contractors, consultants and CROs in connection with our development work. Included in “Internal Staffing, Overhead and Other” are overhead, supplies, research and development employee costs (including stock option expenses), travel, and regulatory and legal costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 were $45.6 million, an increase of $19.9 million, or 77% from $25.7 million incurred in the three months ended September 30, 2025. The increase is primarily due to an increase in sales and marketing expenses of $13.5 million, employee-related expenses of $4.1 million, and professional expenses of $1.5 million. These increases primarily reflect commercialization activities following the launch of TONMYA in November 2025.

Contract Income. Contract income under our DTRA contract for the three months ended September 30, 2026, was $0.7 million, a decrease of $0.3 million, or 30%, from $1.0 million for the three months ended September 30, 2025. Income under this cost-plus-fixed-fee arrangement is recognized based on reimbursable direct costs, allowable indirect costs and the fixed fee, as described in Note 2 to the condensed consolidated financial statements.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2026 was $53.3 million, an increase of $21.3 million, or 66.6%, compared to a net loss of $32.0 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth our operating results for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
REVENUE
Product revenue, net	$37,656	$7,717

COSTS AND EXPENSES:
Cost of sales	3,533	5,582
Research and development	63,454	27,545
Selling, general and administrative	110,173	52,007
Total operating expenses	177,160	85,134
Operating loss	(139,504)	(77,417)
Contract income	1,266	2,941
Loss on extinguishment of debt	—	(2,092)
Interest income, net	4,140	2,713
Other income (expense), net	23	(3,256)
Net loss	$(134,075)	$(77,111)

Revenues. Revenue recognized for the nine months ended September 30, 2026 and 2025, was $37.7 million and $7.7 million, respectively. The increase is predominantly due to the launch of TONMYA in November 2025. Gross-to-net allowances decreased by approximately $2.8 million due to changes in prior estimates related to a prior year resulting in an additional $2.8 million of revenue being recognized during the nine months ended September 30, 2026.

Our net product revenues are summarized below:

	Nine Months Ended September 30,
	2026	2025
TONMYA	$29,708	$—
Zembrace SymTouch	6,447	6,178
Tosymra	1,501	1,539
Total product revenues	$37,656	$7,717

Cost of Sales.  Cost of sales recognized for the nine months ended September 30, 2026, was $3.5 million. Cost of sales recognized for the nine months ended September 30, 2025, was $5.6 million, including write-downs related to Tosymra and Zembrace finished goods inventory of approximately $2.3 million based on an assessment of inventory on hand and projected sales. The increase in cost of sales, excluding the write-downs, is driven by a change in product mix and sale of products that had previously been written off.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2026 were $63.5 million, an increase of $36.0 million, or 131% from $27.5 million for the nine months ended September 30, 2025. This increase is predominantly due to increases in clinical expenses of $5.7 million, non-clinical expenses of $1.0 million and manufacturing expenses of $20.9 million as a result of advancing our prioritized pipeline programs period over period, as well as increased employee-related expenses of $6.5 million as a result of increased headcount.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the nine months ended September 30, 2026, and 2025.

	Nine Months Ended September 30,
	(in thousands)
	2026	2025	Change
Research and development expenses:
Direct expenses – TNX-102 SL	$8,124	$2,530	$5,594
Direct expenses – TNX-801	3,689	1,049	2,640
Direct expenses – TNX-1500	7,508	3,271	4,237
Direct expenses – TNX-1900	2,122	741	1,381
Direct expenses – TNX-4200	1,621	730	891
Direct expenses – TNX-4800	12,240	1,295	10,945
Direct expenses – Other programs	3,733	1,823	1,910
Internal staffing, overhead and other	24,417	16,106	8,311
Total research & development	$63,454	$27,545	$35,909

Our direct research and development expenses consist principally of external costs for clinical, nonclinical and manufacturing activities, such as fees paid to contractors, consultants and contract research organizations in connection with our development work. Included in “Internal Staffing, Overhead and Other” are overhead, supplies, research and development employee costs (including stock option expenses), travel, and regulatory and legal costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 were $110.2 million, an increase of $58.2 million, or 112%, from $52.0 million incurred in the nine months ended September 30, 2025. The increase is primarily due to increased sales and marketing of $37.6 million, employee-related expenses of $11.8 million and professional expenses of $6.2 million. These increases primarily reflect commercialization activities following the launch of TONMYA in November 2025.

Contract Income. Contract income under our DTRA contract for the nine months ended September 30, 2026, was $1.3 million, a decrease of $1.6 million, or 55%, from $2.9 million for the nine months ended September 30, 2025. Income under this cost-plus-fixed-fee arrangement is recognized based on reimbursable direct costs, allowable indirect costs and the fixed fee, as described in Note 2 to the condensed consolidated financial statements.

Net Loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2026 was $134.1 million, an increase of $57.0 million, or 74%, compared to a net loss of $77.1 million for the nine months ended September 30, 2025.

License Agreement

On June 26, 2025, we obtained an exclusive worldwide license from the University of Massachusetts (“UMass”) Chan Medical School for the development of TNX-4800 (formerly known as mAb 2217LS). As of September 30, 2026, other than an upfront fee of $1.3 million, no payments have been accrued or paid in relation to this agreement.

Asset Purchase Agreements

On June 23, 2023, we entered into an asset purchase agreement with Upsher Smith for the acquisition of certain assets related to Zembrace and Tosymra.

We have assumed certain obligations of Upsher Smith, including the payment of quarterly royalties on annual net sales of the acquired products in the U.S. as follows: for Tosymra, 4% for net sales of $0 to $30 million, 7% of net sales of $30 to $75 million; 9% for net sales of $75 to $100 million; 12% for net sales of $100 to $150 million; and 15% for net sales greater than $150 million. Royalty payments with respect to Tosymra are payable until the expiration or termination of the product’s Orange Book listed patent(s) with respect to the United States or, outside the United States, the expiration of the last valid claim covering the product in the relevant country of the territory. For Zembrace, royalty payments on annual net sales in the U.S. are 3% for net sales of $0 to $30 million, 6% of net sales of $30 to $75 million; 12% for net sales of $75 to $100 million; 16% for net sales greater than $100 million. Such royalty payments were payable until July 19, 2025. Upon the entry of a generic version of the relevant product, the applicable royalty rates will be reduced by 90% for Zembrace, and by 66.7% for Tosymra.

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

Liquidity and Capital Resources

As of September 30, 2026, we had working capital of $150.1 million, comprised primarily of cash and cash equivalents of $162.8 million, accounts receivable, net of $14.6 million, inventory of $4.5 million and prepaid expenses and other current assets of $10.3 million, offset by $17.1 million of accounts payable, $24.6 million of accrued expenses, and current lease liabilities of $0.3 million. A significant portion of the accounts payable and accrued expenses is due to work performed in relation to our clinical programs, accruals for gross to net deductions related to our commercial products and launch of TONMYA.

The following table provides a summary of operating, investing and financing cash flows for the nine months ended September 30, 2026, and 2025, respectively (in thousands):

	September 30,
	2026	2025
Net cash used in operating activities	$(125,635)	$(60,194)
Net cash used in investing activities	(2,882)	(3,507)
Net cash provided by financing activities	81,993	155,387

For the nine months ended September 30, 2026 and 2025, we used approximately $125.6 million and $60.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from an increase in research and development and selling, general and administrative expenses. Cash used in investing activities for the nine months ended September 30, 2026, was $2.9 million related to the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2025, was $3.5 million related to the issuance of a note and purchase of property and equipment. For the nine months ended September 30, 2026 and 2025, net cash provided from financing activities was $82.0 million and $155.4 million, respectively, predominantly from the issuance of common stock.

We believe that our cash resources at September 30, 2026, and the proceeds that we raised from equity offerings subsequent to September 30, 2026, will meet our operating and capital expenditure requirements into early third quarter of 2027, but will not extend to 12 months from the issuance of these financial statements.

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

Future Liquidity Requirements

 We expect to continue to incur operating losses and substantial research and development expenses as we advance our prioritized clinical programs. The level and timing of these expenses will depend on program progress, portfolio prioritization and the implementation of planned cost reductions. We do not expect our existing resources to be sufficient to meet our operating requirements for the one-year period from the filing date of this report.

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

We will need to obtain additional capital in order to fund future commercialization, research and development activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or convertible debt securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Pursuant to the terms of the 2025 Purchase Agreement, at the time we signed the 2025 Purchase Agreement and the 2025 Registration Rights Agreement, we issued 48,708 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2025 Purchase Agreement. The commitment shares were valued at $1.8 million and recorded as an addition to equity for the issuance of the common stock and treated as other expense, net on the condensed consolidated statement of operations under the 2025 Purchase Agreement. No shares were sold during the nine months ended September 30, 2026, under the 2025 Purchase Agreement.

We evaluated the 2025 Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity's Own Equity as it represents the right to require Lincoln Park to purchase shares of common stock in the future, similar to a put option. We concluded that the 2025 Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. We analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of September 30, 2026 and December 31, 2025.

2025 At-the-Market Offerings

On June 11, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”), with A.G.P./Alliance Global Partners (“AGP”) pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400.0 million in sales. AGP is the sales agent under the at-the-market (“ATM”) offering program and is paid a 3% commission on each sale under the 2025 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and nine months ended September 30, 2026, we sold 2.3 million and 6.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $28.1 million and $81.7 million, respectively. Subsequent to September 30, 2026, we sold 0.3 million shares of common stock under the 2025 Sales Agreement, for net proceeds of approximately $1.5 million. During each of the three and nine months ended September 30, 2025, we sold approximately 1.7 million shares of common stock under the 2025 Sales Agreement for net proceeds of approximately $55.7 million.

2024 At-the-Market Offerings

 On July 30, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”), with AGP pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $250.0 million in sales. AGP is the sales agent under the ATM and is paid a 3% commission on each sale under the 2024 Sales Agreement. Our common stock is sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. During the three and nine months ended September 30, 2025, we sold approximately 0.9 million and 4.5 million shares, respectively, of common stock under the 2024 Sales Agreement for net proceeds of approximately $37.5 million and $112.9 million, respectively. We can no longer sell shares under the 2024 Sales Agreement as we have reached the aggregate $250 million in sales.

Stock repurchases

In September 2024, the Board of Directors approved a 2024 share repurchase program pursuant to which we may repurchase up to $10.0 million in value of our outstanding common stock from time to time on the open market and in privately negotiated transactions subject to market conditions, share price and other factors.

 During the nine months ended September 30, 2025, we repurchased 400,000 shares of common stock outstanding under the 2024 share repurchase program at prices ranging from $9.98 to $20.47 per share for a gross aggregate cost of approximately $5.9 million. The repurchased shares were immediately retired. No shares of common stock were repurchased during the nine months ended September 30, 2026.

We repurchased the following capital stock:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total cost of repurchased shares (in thousands)	$—	$5,949

Shares repurchased	—	400,000

Weighted average price per share	$—	14.84

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

Stock Compensation

On May 7, 2026, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2026 Stock Incentive Plan (the “2026 Plan”), which replaced the Tonix Pharmaceuticals Holding Corp. Amended and Restated 2020 Stock Incentive Plan.

Under the terms of the 2026 Plan, we may issue (1) stock options (incentive and nonstatutory), (2) restricted stock, (3) stock appreciation rights (“SARs”), (4) restricted stock units (“RSUs”), (5) other stock-based awards, and (6) cash-based awards. The 2026 Plan initially provided for the issuance of up to 1,000,000 shares of common stock, which amount will be increased to the extent that awards granted under the 2026 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2026 Plan). In addition, the 2026 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our common stock available for issuance under the 2026 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the greater of (a) the difference between (x) twenty percent (20%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year calculated on a fully diluted basis, and (y) the total number of shares of common stock reserved under the 2026 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) and (b) five percent (5%) of the total number of shares of stock outstanding as of December 31st of the preceding calendar year, calculated on a fully diluted basis.

The Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2026 Plan. However, the exercise price of an incentive stock option may not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more shareholder and 100% of fair value for a grantee who is not a 10% shareholder. The fair value of the common stock is determined based on quoted market price or in the absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of grants under the 2026 Plan may not be more than ten years. As of September 30, 2026, there were 713,200 shares available for future awards under the 2026 Plan.

The weighted average fair value of options granted during the three and nine months ended September 30, 2026 was $9.94 per share and $12.93 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2025 was $31.62 per share and $12.72 per share, respectively.

We measure the fair value of stock options on the date of grant, based on the Black-Scholes option pricing model using certain assumptions discussed below, and the closing market price of our common stock on the date of the grant. The fair value of the award is measured on the grant date. One-third of most stock options granted pursuant to the Plans vest 12 months from the date of grant and 1/36th each month thereafter for 24 months and expire ten years from the date of grant. In addition, we issue options to directors which vest over a one-year period. We also issue premium options to executive officers which have an exercise price greater than the grant date fair value and have issued performance-based options which vest when target parameters are met or probable of being met, subject in each case to a one-year minimum service period prior to vesting. Stock-based compensation expense related to awards is amortized over the applicable service period using the straight-line method.

Stock-based compensation expense related to options was $2.2 million for the three months ended September 30, 2026, including $1.7 million in selling, general and administrative expenses and $0.5 million in research and development expenses. Stock-based compensation expense related to options was $1.8 million for the three months ended September 30, 2025, including $1.2 million in selling, general and administrative expenses and $0.6 million in research and development expenses.

Stock-based compensation expense related to options was $6.3 million for the nine months ended September 30, 2026, including $4.6 million in selling, general and administrative expenses and $1.7 million in research and development expenses. Stock-based compensation expense related to options was $4.1 million for the nine months ended September 30, 2025, including $2.8 million in selling, general and administrative expenses and $1.3 million in research and development expenses.

As of September 30, 2026, we had approximately $19.5 million of total unrecognized compensation cost related to non-vested awards granted under the Plans, which we expect to recognize over a weighted average period of 2.7 years.

Employee Stock Purchase Plans

On May 5, 2023, our stockholders approved the Tonix Pharmaceuticals Holding Corp. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was replaced by the Tonix Pharmaceuticals Holding Corp. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, and together with the 2023 ESPP, the “ESPP Plans”), which was approved by our stockholders on May 8, 2025.

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

The 2023 ESPP allows eligible employees to purchase up to an aggregate of 250 shares of our common stock. Under the 2023 ESPP, on the first day of each offering period, each employee eligible for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of our common stock at the end of the offering period. Each offering period under the 2023 ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant will be permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the 2023 ESPP, subject to the statutory limit under the Code. As of September 30, 2026, 159 shares were available for future sales under the 2023 ESPP and 1,980,596 shares were available under the 2025 ESPP.

The ESPP Plans are considered compensatory plans with the related compensation cost expensed over the six-month offering period. For the nine months ended September 30, 2026 and 2025, $0.2 million and $84,000, respectively, were expensed. As of December 31, 2025, approximately $90,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses. In January 2026, 5,883 shares that were purchased as of December 31, 2025, under the 2025 ESPP, were issued. In July 2026, 13,521 shares that were purchased as of June 30, 2026, under the 2025 ESPP, were issued. As of September 30, 2026, approximately $68,000 of employee payroll deductions had accumulated and had been recorded in accrued expenses.

Commitments

Research and Development Contracts

We have entered into contracts with various contract research organizations with outstanding commitments aggregating approximately $43.3 million at September 30, 2026 for future work to be performed.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, prompt pay and other sales discounts, and product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Adjustments to these estimates to reflect actual results or updated expectations will be assessed each period. If any of our ratios, factors, assessments, experiences, or judgments are not indicative of or do not accurately estimate our future experience, our results could be materially affected. The potential of our estimates to vary differs by program, product, type of customer and geographic location. In addition, estimates associated with U.S. Medicare and Medicaid governmental rebate programs are at risk for material adjustment because of the extensive time delay.

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

Derivative Instruments and Warrant Liabilities. The Company evaluates all of its financial instruments, including issued warrants to purchase common stock under ASC 815 – Derivatives and Hedging, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates, which is adjusted for instrument-specific terms as applicable. The Company analyzed the terms of the contract and concluded that the derivative instrument had insignificant value as of September 30, 2026 and December 31, 2025.

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

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are in the process of assessing the impact of ASU 2024-03 on our financial statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2026, we received a paragraph IV certification notice from Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) regarding an abbreviated new drug application seeking FDA approval of a generic version of TONMYA (cyclobenzaprine hydrochloride) sublingual tablets, 2.8 mg. DRL alleges that U.S. Patent Nos. 9,636,408, 9,956,188, 10,117,936 and 10,864,175 (the “TONMYA Patents”), which are listed in the Orange Book for TONMYA, are invalid, unenforceable and/or will not be infringed by its proposed product. We intend to commence patent infringement litigation against DRL within 45 days after receipt of the notice to enforce our patent rights and obtain a 30-month stay of FDA approval of DRL’s application, subject to applicable statutory exceptions and court orders. We cannot predict the outcome of this matter. See Part II, Item 1A, “Risk Factors,” for the risks associated with DRL’s patent challenge and potential generic competition.

Item 1A. Risk Factors

We have received a paragraph IV certification notice from a generic manufacturer seeking approval to market a generic version of TONMYA prior to the expiration of our Orange Book-listed patents. If generic manufacturers are successful in their use of litigation or regulatory means to obtain approval for generic versions of TONMYA, our revenue and results of operations would be adversely affected.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits the FDA to approve abbreviated new drug applications (“ANDAs”) for generic versions of branded drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient as a branded drug, but does not generally require the conduct and submission of clinical efficacy studies for the generic product. In place of such clinical studies, an ANDA applicant usually submits data demonstrating that its product is bioequivalent to the branded product.

We own four patents that cover TONMYA and have listed those patents in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). For listed patents relevant to a proposed generic product, an ANDA applicant generally must certify that the patent has expired, that approval is sought only after the patent expires, or that the patent is invalid, unenforceable or will not be infringed by the proposed product. A certification in the last category is known as a paragraph IV certification and requires notice to the NDA holder and patent owner. For a listed method-of-use patent, an applicant may instead submit a section viii statement if it seeks approval only for uses not covered by that patent.

After receiving a paragraph IV notice, we may, if we have a proper basis, bring a patent infringement action against the ANDA applicant. If we commence such an action within 45 days after receiving the notice, the FDA generally may not grant final approval of the ANDA for 30 months from our receipt of the notice, subject to earlier termination upon expiration of the applicable patent, settlement of the litigation, a court decision in favor of the ANDA applicant, or such shorter or longer period as the court may order. Patent litigation of this kind, including discovery, trial and any appeals, is expensive and time-consuming. If the ANDA applicant prevails, generic versions of TONMYA could enter the market before our patents expire.

On October 1, 2026, we received a notice letter (the “Notice”) from DRL stating that DRL had submitted an ANDA to the FDA seeking approval to market a generic version of TONMYA (cyclobenzaprine hydrochloride) sublingual tablets, 2.8 mg, prior to the expiration of the TONMYA Patents, each of which is listed in the Orange Book for TONMYA and is scheduled to expire on March 14, 2034. The Notice includes a paragraph IV certification alleging that the TONMYA Patents are invalid, unenforceable and/or will not be infringed by DRL’s proposed generic product. Under the Hatch-Waxman Act, we have 45 days from our receipt of the Notice to commence a patent infringement action against DRL in order to obtain the 30-month stay of FDA approval of DRL’s ANDA described above. We intend to vigorously enforce our intellectual property rights relating to TONMYA, including by commencing patent infringement litigation against DRL within the 45-day period. If we do not commence litigation within the 45-day period, the 30-month stay will not apply, and the FDA could approve DRL’s ANDA once DRL satisfies the other applicable requirements for approval, subject to the expiration of regulatory exclusivity for TONMYA in August 2028. Even if we commence litigation within the 45-day period, the 30-month stay may expire or be terminated before the litigation is resolved, and the FDA could approve DRL’s ANDA upon the earliest of the expiration of the 30-month stay, a decision in the litigation that is favorable to DRL, or the entry of a settlement order or consent decree stating that the TONMYA Patents are invalid or not infringed, subject in each case to any applicable regulatory exclusivity and other requirements for FDA approval. DRL or other generic manufacturers may also seek declaratory judgments of non-infringement or invalidity, or challenge the TONMYA Patents in proceedings before the U.S. Patent and Trademark Office, such as inter partes review. Also, we may receive additional paragraph IV notices from other generic manufacturers seeking approval of generic versions of TONMYA. We cannot predict the outcome of these matters, including whether any litigation we commence will be successful, or the timing thereof.

The approval of any ANDA for a generic version of TONMYA, or developments in related patent litigation, could negatively affect the market price of our common stock. Enforcing and defending our patents is likely to be costly and will divert significant management time and attention, and we may not be able to recover our litigation costs. If a court finds the TONMYA Patents invalid or unenforceable, or finds that the product of DRL or any other ANDA filer does not infringe them, generic competition for TONMYA could follow once any applicable regulatory exclusivity expires, which would have a material adverse effect on our revenue and results of operations. In addition, a generic manufacturer may elect to launch a generic version of TONMYA “at risk” after FDA approval but before final resolution of the litigation, and any damages we may recover may not fully compensate us for lost sales. Generic products are typically sold at significantly lower prices than branded products, and the introduction of a generic version of TONMYA could rapidly reduce our sales volume and pricing, including through substitution by pharmacies and pressure from third-party payors. If we resolve any patent litigation through settlement, the terms of the settlement could permit generic entry before our patents expire, and settlement agreements between brand and generic manufacturers may be subject to review by the Federal Trade Commission and the U.S. Department of Justice and to challenge by private plaintiffs, which could result in additional costs, investigations or litigation.

Our use of artificial intelligence could adversely affect our business, financial condition and results of operations

We use artificial intelligence (“AI”) and computational tools in research, drug development and corporate activities. Inaccurate or biased outputs may remain undetected despite human review, misdirect resources or delay development and regulatory submissions. AI predictions may not translate into clinical safety or efficacy. Use of AI, including third-party services, may expose confidential or personal information, create infringement claims or impair protection of our intellectual property. Service outages and changes in vendor terms may disrupt operations, increase expenses or compromise our proprietary information. Evolving laws and regulatory expectations may increase compliance costs or limit acceptance of AI-supported analyses. These risks could result in litigation, liability, reputational harm and increased costs.

Other than the risk factors above, there were no other material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 2(c). Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2008 and incorporated herein by reference.

3.02	Articles of Merger between Tamandare Explorations Inc. and Tonix Pharmaceuticals Holding Corp., effective October 11, 2011, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 17, 2011 and incorporated herein by reference.

3.03	Third Amended and Restated Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2016 and incorporated herein by reference.

3.04	Certificate of Change of Tonix Pharmaceuticals Holding Corp., dated March 13, 2017 and effective March 17, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 16, 2017 and incorporated herein by reference.

3.05	Certificate of Amendment to Articles of Incorporation, effective June 16, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 16, 2017 and incorporated herein by reference.

3.06	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, as amended, filed with the Secretary of State of the State of Nevada on May 3, 2019.

3.07	Form of Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.08	Form of Certificate of Designation of Series B Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 25, 2022 and incorporated herein by reference.

3.09	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 16, 2022 and incorporated herein by reference.

3.10	Certificate of Amendment to Tonix Pharmaceuticals Holding Corp.’s Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 25, 2024 and incorporated herein by reference.

4.01	Specimen Common Stock Certificate of the Registrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2018 and incorporated herein by reference.

4.02	Description of Registrant’s Securities, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 12, 2026 and incorporated herein by reference.

4.03	Form of Common Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 28, 2023 and incorporated herein by reference.

4.04	Form of Series C Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.05	Form of Series D Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 21, 2023 and incorporated herein by reference.

4.06	Form of Series E Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.07	Amendment to Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2024, and incorporated herein by reference.

4.08	Form of Pre-Funded Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 29, 2025 and incorporated herein by reference.

10.01	Employment Agreement, between Tonix Pharmaceuticals Holding Corp. and Thomas Englese, dated September 4, 2026, filed herewith. *

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document, filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents, filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 is formatted in iXBRL, filed herewith.

* Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONIX PHARMACEUTICALS HOLDING CORP.
(Registrant)

Date: November 9, 2026	By:	/s/ SETH LEDERMAN
Seth Lederman
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ BRADLEY SAENGER
Bradley Saenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)